Form 10-Q
period 1999-06-30
SPECTRASITE HOLDINGS INC
filed 1999-08-27
CIK 1072048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from_____________________to____________________

                        COMMISSION FILE NUMBER 333-84857

                           SPECTRASITE HOLDINGS, INC.
                (Name of registrant as specified in its charter)

           DELAWARE                             4899                          56-3027322
  (State or jurisdiction of          (Primary Standard Industrial          (I.R.S. Employer
incorporation or organization)       Classification Code Number)        Identification Number)

                           SPECTRASITE HOLDINGS, INC.
                         8000 Regency Parkway, Suite 570
                           Cary, North Carolina 27511
                                 (919) 468-0112
   (Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days


                                  YES     No  X
                                      ---    ---

As of August 25, 1999, the registrant had only one class of common stock, of which there were 3,434,640 shares outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

       ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
       FINANCIAL STATMENTS

       Condensed Consolidated Balance Sheets
       at June 30, 1999 (unaudited) and December 31, 1998                       3

       Unaudited Condensed Consolidated Statements of Operations
       for the three and six months ended June 30, 1999 and 1998                4

       Unaudited Condensed Consolidated Statement of Redeemable Convertible
       Preferred Stock and Shareholders' Equity (Deficiency)
       for the six months ended June 30, 1999                                   5

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 1999 and 1998                          6

       Notes to the Unaudited Condensed Consolidated Financial Statements       7


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        11

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                      14

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                               15

       ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                       15

       ITEM 3 - DEFAULTS UPON SENIOR SECURITES                                  15

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

       ITEM 5 - OTHER INFORMATION                                               15

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                15

       SIGNATURES                                                               16

                           SPECTRASITE HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     At June 30,1999 and September 30, 1998
                             (dollars in thousands)


                                                                                   June 30,        December 31,
                                                                                    1999              1998
                                                                                 -----------       -----------
ASSETS                                                                           (unaudited)
Current assets:
      Cash and cash equivalents                                                  $   237,393       $    99,548
      Short-term investments                                                               -            15,414
      Accounts receivable                                                              4,037             3,353
      Prepaid expenses and other                                                       2,926               253
                                                                                 -----------       -----------
                 Total current assets                                                244,356           118,568
Property and equipment, net                                                          619,544            28,469
Intangible assets, net                                                                40,058            12,757
Other assets                                                                          47,285             2,152
                                                                                 -----------       -----------
Total assets                                                                     $   951,243       $   161,946
                                                                                 ===========       ===========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable                                                           $     4,653       $     1,635
      Accrued and other expenses                                                       4,769               759
      Deferred revenue                                                                 3,763                32
      Current portion of long-term debt                                                    -                18
                                                                                 -----------       -----------
                 Total current liabilities                                            13,185             2,444
Long-term debt                                                                       150,000                 -
Senior discount notes                                                                488,197           132,689
Other long-term liabilities                                                                -               224
                                                                                 -----------       -----------
                 Total liabilities                                                   651,382           135,357

Redeemable convertible preferred stock (Series A and B)                                    -            40,656
Shareholders' equity (deficiency):
      Common stock ($.001 par value, 95,000,000 and 20,000,000 shares authorized, 3,399,307 and 956,753 shares issued and outstanding at
           June 30, 1999 and December 31, 1998, respectively)                              3                 1
      Convertible preferred stock (Series A, B and C)                                339,494                 -
      Additional paid-in-capital                                                       3,792                 -
      Accumulated deficit                                                            (43,428)          (14,068)
                                                                                 -----------       -----------
                 Total shareholders' equity (deficiency)                             299,861           (14,067)
                                                                                 -----------       -----------
Total liabilities, redeemable preferred stock and
      shareholders' equity (deficiency)                                          $   951,243       $   161,946
                                                                                 ===========       ===========


              See accompanying notes to these financial statements

                           SPECTRASITE HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 1999 and 1998
                                 (in thousands)


                                                 Three Months    Three Months     Six Months      Six Months
                                                    Ended           Ended           Ended           Ended
                                                June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                   --------        --------        --------        --------
Revenues:
      Site leasing                                 $ 12,442        $     30        $ 13,014        $     41
      Site acquisition                                1,940           1,316           4,323           3,634
                                                   --------        --------        --------        --------
Total revenues                                       14,382           1,346          17,337           3,675

Costs of operations:
      Site leasing (exclusive of
           depreciation shown below)                  4,673              17           5,027              25
      Site acquisition                                  343             448             893           1,156
                                                   --------        --------        --------        --------
Total costs of operations                             5,016             465           5,920           1,181

Selling, general and administrative expenses          6,830           1,741           9,660           3,735
Depreciation and amortization expense                 8,573             218           9,074             319
Restructuring charge                                      -               -             600               -
                                                   --------        --------        --------        --------
Operating loss                                       (6,037)         (1,078)         (7,917)         (1,560)

Other income (expense):
      Interest income                                 3,459             335           4,727             367
      Interest expense                              (24,921)           (378)        (28,826)           (437)
      Other income                                        -               7               -             264
                                                   --------        --------        --------        --------
           Total other income (expense)             (21,462)            (36)        (24,099)            194
                                                   --------        --------        --------        --------

Net loss                                           $(27,499)       $ (1,114)       $(32,016)       $ (1,366)
                                                   ========        ========        ========        ========

Loss applicable to common shareholders:
Net loss                                           $(27,499)       $ (1,114)       $(32,016)       $ (1,366)
Accretion of redemption
      value of preferred stock                            -            (540)           (760)           (770)
                                                   --------        --------        --------        --------
Net loss applicable to common shareholders         $(27,499)       $ (1,654)       $(32,776)       $ (2,136)
                                                   ========        ========        ========        ========


              See accompanying notes to these financial statements

                           SPECTRASITE HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE
        CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                         Six Months Ended June 30, 1999
                             (dollars in thousands)


                                         Redeemable
                                         Convertible       Common Stock      Convertible    Additional
                                         Preferred         ------------       Preferred       Paid-in      Accumulated
                                         Stock           Shares     Amount      Stock         Capital        Deficit        Total
                                         -----           ------     ------      -----         -------        -------        -----
Balance at December 31, 1998             $40,656         956,753    $    1    $      -        $     -       $ (14,068)    $ (14,067)
Net loss                                       -               -         -           -              -         (32,016)      (32,016)
Issuance of common stock                       -       2,442,554         2           -         10,276               -        10,278
Stock issuance costs                           -               -         -           -         (6,484)              -        (6,484)
Issuance of Series C preferred stock           -               -         -     301,494              -               -       301,494
Accretion of redemption value                760               -         -           -              -            (760)         (760)
Cancellation of redemption status of
        preferred stock                  (41,416)              -         -      38,000              -           3,416        41,416
                                         -------       ---------    ------    --------        -------       ---------     ---------
Balance at June 30, 1999                 $     -       3,399,307    $    3    $339,494        $ 3,792       $ (43,428)    $ 299,861
                                         =======       =========    ======    ========        =======       =========     =========


              See accompanying notes to these financial statements

                           SPECTRASITE HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                                                1999              1998
                                                                              ---------        ----------
OPERATING ACTIVITIES
Net loss                                                                      $ (32,016)       $   (1,366)
Adjustments to reconcile net loss to
net cash provided by operating activities:
      Depreciation                                                                8,757               159
      Amortization of goodwill and other intangibles                                317               160
      Amortization of debt issuance costs                                        10,098                 -
      Amortization of senior discount notes                                      15,504               333
Changes in operating assets and liabilities:
      Accounts receivable                                                          (684)              660
      Prepaid expenses and other                                                 (2,734)              (88)
      Accounts payable                                                            3,018             1,292
      Accrued and other expenses                                                  3,991              (272)
      Deferred revenue                                                            3,731              (224)
Other, net                                                                         (515)                -
                                                                              ---------        ----------
Net cash provided by operating activities                                         9,467               654
                                                                              ---------        ----------
INVESTING ACTIVITIES
Purchases of property and equipment                                            (529,082)           (3,947)
Deposits on acquisitions                                                        (45,197)                -
Purchase of short-term investments                                                    -           (15,511)
Maturities of short-term investments                                             15,414                 -
Other, net                                                                         (119)              150
                                                                              ---------        ----------
Net cash flows used in investing activities                                    (558,984)          (19,308)
                                                                              ---------        ----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                              828                 -
Proceeds from issuance of preferred stock                                       231,494            17,000
Stock issuance costs                                                             (6,484)             (342)
Proceeds from issuance of long-term debt                                        150,000                 -
Repayments of debt                                                                    -            (2,999)
Proceeds from issuance of senior discount notes                                 340,004           125,000
Debt issuance costs                                                             (28,480)           (4,288)
Other, net                                                                            -               158
                                                                              ---------        ----------
Net cash flow from financing activities                                         687,362           134,529
                                                                              ---------        ----------

Net increase in cash and cash equivalents                                       137,845           115,875

Cash and cash equivalents at beginning of period                                 99,548             2,234
                                                                              ---------        ----------

Cash and cash equivalents at end of period                                    $ 237,393        $  118,109
                                                                              =========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                      $     717        $       26
                                                                              =========        ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for financing costs                                       $   9,000        $        -
                                                                              =========        ==========
Series C preferred stock issued for purchase
of property and equipment                                                     $  70,000        $        -
                                                                              =========        ==========


              See accompanying notes to these financial statements

                          SPECTRASITE HOLDINGS, INC.
                       NOTES TO THE UNAUDITED CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       SpectraSite Holdings, Inc. ("SpectraSite") and its wholly owned subsidiaries (collectively referred to as the "Company") are principally engaged in providing services to companies operating in the telecommunications industry including site development services, transmission tower construction and antenna tower site leasing.

PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

SIGNIFICANT CUSTOMERS

       In the three and six months ended June 30, 1999, one customer accounted for 40% and 34% of the Company's revenues, respectively. In the three and six months ended June 30, 1998, a different customer accounted for 65% and 42% of revenues, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. We will adopt the requirements of SFAS 133 in our 1999 financial statements. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

UNAUDITED INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

2. PROPERTY AND EQUIPMENT

       Property and equipment consists of the following (in thousands):

                                                       June 30,       December 31,
                                                         1999             1998
                                                     -----------      -----------
       Towers                                        $   617,917      $    24,780
       Equipment                                           1,368              823
       Furniture and fixtures                                439              288
       Other                                                 562              212
                                                     -----------      -----------
                                                         620,286           26,103
       Less accumulated depreciation                      (9,627)            (870)
                                                     -----------      -----------
                                                         610,659           25,233
       Construction in progress                            8,885            3,236
                                                     -----------      -----------
                                                     $   619,544      $    28,469
                                                     ===========      ===========

3. ACQUISITION ACTIVITIES

       In April 1999, the Company purchased 2,000 communications towers from Nextel Communications, Inc. ("Nextel") for $560.0 million in cash and shares of SpectraSite Series C preferred stock valued at $70.0 million. The Company used $150.0 million of borrowings under a $500.0 million committed credit facility, $340.0 million from the proceeds of a privately-placed high-yield debt offering and $231.5 million from the sale of SpectraSite Series C preferred stock to fund the cash purchase price, to pay related fees and expenses and for general corporate purposes. As part of the transaction, Nextel has agreed to lease 1,700 additional sites on the Company's towers as part of Nextel's national deployment.

       In connection with the purchase, Nextel entered into a master lease agreement to become the anchor tenant on each of the acquired towers and also conveyed to the Company certain third-party co-location site leases associated with the acquired assets. Nextel also transferred to the Company certain non-cancelable ground leases, and the Company assumed all operating and other costs associated with the acquired assets.

       On May 17, 1999, the Company entered into a definitive agreement with Westower Corporation ("Westower") under which Westower will merge with a wholly-owned subsidiary of SpectraSite. Under the terms of the agreement, Westower shareholders will receive 1.81 shares of SpectraSite common stock for each Westower share. The merger is subject to the approval of Westower's shareholders and the appropriate regulatory agencies as well as other customary closing conditions. There can be no assurance that the merger will be consummated.

4. INTANGIBLE ASSETS

       Intangible assets consist of the following (in thousands):

                                              June 30,        December 31,
                                                1999              1998
                                             -----------      -----------
       Goodwill                              $     8,963      $     8,963
       Debt issuance costs                        33,115            4,836
                                             -----------      -----------
                                                  42,078           13,799
       Less accumulated amortization              (2,020)          (1,042)
                                             -----------      -----------
                                             $    40,058      $    12,757
                                             ===========      ===========

5. OTHER ASSETS

       Other assets consist of the following (in thousands):

                                              June 30,        December 31,
                                                1999              1998
                                             -----------      -----------
       Deposits                              $    46,460      $     1,750
       Other                                         825              402
                                             -----------      -----------
                                             $    47,285      $     2,152
                                             ===========      ===========

6. DEBT

11.25% SENIOR DISCOUNT NOTES DUE 2009

       In April 1999, SpectraSite issued $586.8 million aggregate principal amount at maturity of Senior Discount Notes (the "2009 Notes") for gross proceeds of $340.0 million. Interest on the 2009 Notes accretes daily at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $586.8 million on April 15, 2004. Cash interest will not accrue on the 2009 Notes prior to April 15, 2004. Commencing April 15, 2004, cash interest will accrue and be payable semiannually in arrears on each April 15 and October 15, commencing October 15, 2004, at a rate of 11.25% per annum. After April 15, 2004, the Company may redeem all or a portion of the 2009 Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to April 15, 2004, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 2009 Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 111.25% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 2009 Notes that restrict the Company's ability to incur additional indebtedness, make certain payments and issue preferred stock among, other things.

CREDIT FACILITY

       In April 1999 in connection with the acquisition of communication towers from Nextel, SpectraSite Communications, Inc. ("Communications"), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. The credit facility consists of a $50.0 million revolving credit facility that may, subject to the satisfaction of certain financial covenants, be drawn at any time up to December 31, 2005, at which time all amounts drawn under the revolving credit facility must be paid in full; a $300.0 million multiple draw term loan that may be drawn at any through March 31, 2002; the amount drawn must be repaid in quarterly installments commencing on June 30, 2002 and ending on December 31, 2005; and a $150.0 million term loan that was drawn in full at the closing of the Nextel tower acquisition and that amortizes at a rate of 1.0% annually, payable in quarterly installments beginning in 2002, $67.5 million on March 31, 2006 with the balance due on June 30, 2006. In addition, the credit facility contemplates borrowings to be funded by affiliates of certain of SpectraSite's stockholders subject to the approval of a majority of the lenders under the credit facility and the consent of such affiliates.

       The revolving credit loans and the multiple draw term loans will bear interest, at our option, at either Canadian Imperial Bank of Commerce's base rate, plus an applicable margin of 1.5% per annum initially, which margin after a period of time may decrease based on a leverage ratio or the reserve adjusted London interbank offered rate, plus an applicable margin of 3.0% per annum initially, which margin after a period of time may decrease based on a leverage ratio.

       The term loan bears interest, at our option, at either Canadian Imperial Bank of Commerce's base rate, plus 2.0% per annum, which margin after a period of time may decrease based on a leverage ratio or the reserve adjusted London interbank offered rate, plus 3.5% per annum, which margin after a period of time may decrease based on a leverage ratio.

       We will be required to pay a commitment fee of between 1.25% and 0.50% per annum in respect of the undrawn portion of the multiple draw term loan, depending on the amount undrawn. We are required to pay a commitment fee of 0.50% per annum in respect of the undrawn portion of the revolving credit facility.

       We may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the issuance of equity and the generation of excess cash flow.

       SpectraSite and each of Communications' subsidiaries has guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its subsidiaries and a pledge of all of the capital stock of Communications and of all of its subsidiaries.

       The credit facility contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness; create liens on assets; make investments, make acquisitions, or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. SpectraSite, however, will be permitted to pay dividends after July 15, 2003, for the purpose of paying interest on its 12% Senior Discount Notes due 2008 and the 2009 notes so long as no default under the credit facility then exists or would exist after giving effect to such payment.

       In addition, the credit facility requires compliance with certain financial covenants, including requiring

Communications and its subsidiaries, on a consolidated basis, to maintain a maximum ratio of total debt to annualized EBITDA; a minimum interest coverage ratio; a minimum fixed charge coverage ratio; and a minimum annualized EBITDA, for the first year only.

7. SHAREHOLDERS' EQUITY

SERIES A AND B CONVERTIBLE PREFERRED STOCK

       At December 31, 1998, the Company had manditorily redeemable convertible preferred stock consisting of Series A and Series B cumulative redeemable preferred stock, $0.001 par value, 10,462,830 shares authorized in the aggregate and 3,462,830 and 7,000,000 shares issued and outstanding, respectively. In connection with closing the Nextel tower acquisition, the Series A preferred stock and the Series B preferred stock will no longer accrue dividends nor be redeemable. Previously accrued dividends have been eliminated, and the outstanding balances have been reclassified as shareholders' equity in the balance sheet as of June 30, 1999. Contemporaneously with the closing of an underwritten public offering of common stock resulting in gross proceeds of at least $30.0 million at a per share price of $4.47 or greater, the outstanding shares of Series A and Series B preferred stock shall automatically convert to common stock on a share for share basis. The Company has reserved a sufficient number of its authorized shares of common stock for the purpose of effecting the future conversion of the preferred stock.

SERIES C CONVERTIBLE PREFERRED STOCK

       In connection with closing the Nextel tower acquisition, the Company sold 46,286,795 shares of Series C preferred stock at a price of $5.00 per share. In addition, Nextel received 14 million shares of Series C preferred stock. At June 30, 1999, the Company has 60,286,795 of $0.001 par value shares authorized, issued and outstanding Series C preferred stock. Each share of Series C preferred stock is convertible into one share of common stock and entitles the holder to vote on an as converted basis with holders of common stock. Contemporaneously with the closing of an underwritten public offering of common stock resulting in gross proceeds of at least $150.0 million at a per share price of $8.00 or greater, the outstanding shares of Series C preferred stock shall automatically convert to common stock. The Company has reserved a sufficient number of its authorized shares of common stock for the purpose of effecting the future conversion of the preferred stock.

COMMON STOCK

       In connection with the Nextel tower acquistion, the Company also restated its certificate of incorporation. The amended and restated certificate authorized 95 million shares of common stock, $0.001 par value per share. In addition, the Company increased the maximum number of shares for which options may be granted under its stock option plan to 4.1 million.

       ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

       SpectraSite's primary business is the leasing of antenna sites on multi-tenant towers to a diverse range of wireless communications industries. SpectraSite also offers its customers a broad range of network development services, including network design, site acquisition, procurement of zoning and other regulatory approvals, tower construction and antenna installation. SpectraSite is geographically diversified throughout the United States and has established full-service regional offices in the New York, Atlanta, Chicago and San Francisco areas.

       In April 1999, we acquired 2,000 communications towers from Nextel for a combination of cash and stock. In addition, Nextel has agreed to lease 1,700 additional sites on the Company's towers as part of Nextel's national deployment. This transaction has significantly increased our revenues, costs of operations, operating expenses and interest expense.

       On May 17, 1999, the Company entered into a definitive agreement with Westower Corporation ("Westower") under which Westower will merge with a wholly-owned subsidiary of SpectraSite. Under the terms of the agreement, Westower shareholders will receive 1.81 shares of SpectraSite common stock for each Westower share. The merger is subject to the approval of Westower's shareholders and the appropriate regulatory agencies as well as other customary closing conditions. There can be no assurance that the merger will be consummated. Consummation of this transaction will significantly increase our revenues, costs of operations and operating expenses in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998.

       Revenues from site leasing increased to $12.4 million for the three months ended June 30, 1999 from $30,000 for the three months ended June 30, 1998 primarily as a result of revenues derived from 2,000 communications towers which we acquired from Nextel in April 1999. As of June 30, 1999, the Company owned approximately 2,100 communications towers compared to twenty communication tower sites at June 30, 1998.

       Revenues from site acquisition services increased to $1.9 million for the three months ended June 30, 1999 compared to $1.3 million in the three months ended June 30, 1998 primarily as a result of increased unit volume.

       Costs of operations increased to $5.0 million for the three months ended June 30, 1999 from $0.5 million for the three months ended June 30, 1998. The increase in costs was attributable to operating costs of the 2,000 communication towers purchased from Nextel in April 1999. Gross profit increased to $9.4 million for the three months ended June 30, 1999 from $0.9 million for the three months ended June 30, 1998. As a percentage of total revenues, gross profit decreased to 65.1% for the three months ended June 30, 1999 from 65.5% for the three months ended June 30, 1998. As our site leasing operations mature, additional tenants on a tower will generate increases in gross profit margin and cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants.

       Selling, general and administrative expenses increased to $6.8 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite. Depreciation and amortization expense increased to $8.6 million for the three months ended June 30, 1999 from $0.2 million for the three months ended June 30, 1998 as a result of the increased number of communication towers we own.

       As a result of the factors discussed above, our operating loss was $6.0 million for the three months ended June 30, 1999 compared to $1.1 million for the three months ended June 30, 1998.

       Net interest expense increased to $21.5 million during the three months ended June 30, 1999 from $43,000 for the three months ended June 30, 1998, reflecting additional interest expense due to the issuance of the 2008 notes in June 1998 and the 2009 notes in April 1999, as well as borrowings under the new credit facility in April 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998.

       Revenues from site leasing increased to $13.0 million for the six months ended June 30, 1999 from $41,000 for the six months ended June 30, 1998 primarily as a result of revenues derived from 2,000 communications towers which we acquired from Nextel in April 1999. As of June 30, 1999, the Company owned approximately 2,100 communications towers compared to twenty communication tower sites at June 30, 1998.

       Revenues from site acquisition services increased to $4.3 million for the six months ended June 30, 1999 compared to $3.6 million in the six months ended June 30, 1998 primarily as a result of increased unit volume.

       Costs of operations increased to $5.9 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998. The increase in costs was attributable to operating costs of the 2,000 communication towers purchased from Nextel in April 1999. Gross profit increased to $11.4 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998. As a percentage of total revenues, gross profit decreased to 65.9% for the six months ended June 30, 1999 from 67.9% for the six months ended June 30, 1998. As our site leasing operations mature, additional tenants on a tower will generate increases in gross profit margin and cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants.

       Selling, general and administrative expenses increased to $9.7 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite. Depreciation and amortization expense increased to $9.1 million for the six months ended June 30, 1999 from $0.3 million for the six months ended June 30, 1998 as a result of the increased number of communication towers we own.

       In March 1999, SpectraSite announced that it would relocate its marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to its corporate headquarters in Cary, North Carolina. As a result, we recorded a restructuring charge of $0.6 million in the six months ended June 30, 1999 for employee termination and other costs related to the relocation of these activities.

       As a result of the factors discussed above, our operating loss was $7.9 million for the six months ended June 30, 1999 compared to $1.6 million for the six months ended June 30, 1998.

       Net interest expense increased to $24.1 million during the six months ended June 30, 1999 from $70,000 for the six months ended June 30, 1998, reflecting additional interest expense due to the issuance of the 2008 notes in June 1998 and the 2009 notes in April 1999, as well as borrowings under the new credit facility in April 1999.

       SpectraSite recorded other income of $0.3 million for the six months ended June 30, 1998 resulting from a gain on the sale of assets in connection with the disposal of Metrosite.

LIQUIDITY AND CAPITAL RESOURCES

       SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay interest on and principal our debt is distributions from SpectraSite Communications. Prior to July 15, 2003, interest expense on the 2008 notes will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 2008 notes will have accreted to approximately $225 million and will require semi-annual cash interest payments of $13.5 million. In addition, the notes mature on July 15, 2008. Similarly, the 2009 notes will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. After October 15, 2004, the 2009 notes will have accreted to approximately $586.8 million and will require semi-annual cash interest payments of $33.0 million. Furthermore, the new credit facility provides for periodic principal and interest payments.

       Under a registration rights agreement with the initial purchasers of the 2008 notes, we agreed to complete an exchange offer for the privately placed 2008 notes prior to March 10, 1999. Since we did not complete this exchange offer prior to March 10, 1999, the interest rate on the 2008 notes increased by 0.50% per year. This additional interest will accrue on the 2008 notes until we complete the exchange offer, and we will pay this interest in cash on each July 15 and January 15 until we complete the exchange offer. On July 15, 1999, we paid an aggregate of $0.2 million in additional cash interest to holders of the 2008 notes with cash-on-hand. Similarly, under a registration rights agreement with the initial purchasers of the 2009 notes, Holdings agreed to file a registration statement with the SEC for an exchange offer of registered notes for the privately placed 2009 notes before July 20, 1999. Since we did not file the 2009 notes exchange offer registration statement before July 20, 1999, the interest rate on the 2009 notes increased by 0.50% per year. This additional interest accrued on the 2009 notes until we filed the exchange offer registration statement on August 12, 1999, and we will pay this interest in cash on October 15, 1999. We commenced both exchange offers on August 16, 1999, and both offers are currently scheduled to expire on September 15, 1999.

       To complete the Nextel tower acquisition and pay related fees and expenses, we used $150.0 million of borrowings under our new credit facility, $340.0 million of proceeds from the sale of the 2009 notes and $231.4 million from the sale of Series C preferred stock. In addition, Nextel received shares of Series C preferred stock valued at $70.0 million. We also issued two million shares of common stock to various parties as consideration for providing financing commitments related to the Nextel tower acquisition. We did not utilize these commitments for the Nextel acquisition primarily because of the success of the 2009 notes offering. We currently have $350.0 million available under our credit facility to fund new tower construction or acquisition activity. In addition, our cash and cash equivalents are $237.4 million.

       For the six months ended June 30, 1999, cash flows provided by operating activities were $9.5 million as compared to $0.7 million for the six months ended June 30, 1998. The change is primarily attributable to the favorable cash flow generated from communication tower acquisitions in 1999.

       For the six months ended June 30, 1999, cash flows used in investing activities were $559.0 million compared to $19.3 million for the six months ended June 30, 1998. In the six months ended June 30, 1999, SpectraSite invested $574.3 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communication towers from Nextel. These investments were partially offset by $15.4 million in maturities of short-term investments. In the six months ended June 30, 1998, SpectraSite invested $15.5 million in short-term investments.

       In the six months ended June 30, 1999, cash flows provided by financing activities were $687.4 million as compared to $134.5 million in the six months ended June 30, 1998. The increase in cash provided by financing activities was attributable to the proceeds from the sales of Series C preferred stock and the 2009 notes, as well as proceeds from borrowings under the new credit facility.

       In May 1999, SpectraSite and Westower entered into a definitive agreement under which Westower will merge with SpectraSite. In connection with the merger, SpectraSite will repay Westower's outstanding debt of approximately $70.0 million. SpectraSite anticipates using cash-on-hand to repay this debt.

       Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, including the 2008 notes and the 2009 notes, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out. Based on SpectraSite's current operations and anticipated revenue growth, management believes that cash flow from operations, available cash of approximately $237.4 million and anticipated available borrowings under the new credit facility will be sufficient to fund our purchase of Westower and capital expenditures of approximately $140.0 million through fiscal 1999. Thereafter, however, or in the event SpectraSite exceeds its currently anticipated capital expenditures for fiscal 1999, SpectraSite anticipates that it will seek additional equity or debt financing to fund its business plan. Failure to obtain any such financing could require SpectraSite to significantly reduce its planned capital expenditures or scale back the scope of its tower build-out or acquisition activities, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth will be realized or that future borrowings or equity financing will be available, on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. We will adopt the requirements of SFAS 133 in our 1999 financial statements. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

YEAR 2000 COMPLIANCE

       We have conducted a comprehensive review of our computer systems to identify which of our systems will have to be modified, upgraded or converted to recognize and process dates after December 31, 1999. We believe that most, if not all, of our computer software and systems are year 2000 compliant, because most of our hardware and software has been purchased within the past 18 months. We expect to incur internal staff costs, as well as other expenses, related to testing and updating our systems to prepare for the millennium date change. We presently believe that, with minor modifications and upgrades to existing software and successful conversion to new software, the year 2000 issue will not pose significant operational problems for our systems as so modified, upgraded or converted. In fact, even if all of our computer systems and other equipment vulnerable to the millennium date change failed, we could continue operations uninterrupted after such failures. Like most other companies, SpectraSite is dependent upon a variety of external suppliers including vendors providing electrical power, telephony, water and other necessary commodities. SpectraSite also relies upon the interstate banking system and related electronic communications for functions such as transmitting financial data from field offices. We are not aware currently of any material non-compliance by these vendors that will materially affect our business operations; however, we do not control these systems and cannot assure that they will be converted in a timely fashion. Any delays or omissions by us or our customers, suppliers or contractors to resolve the year 2000 issue could materially adversely affect our business, financial condition or results of operations. We do not anticipate material expenditures related to the year 2000 issue and incremental costs to date have been negligible, but we cannot assure you that amounts to be spent on addressing the year 2000 issue will not be material.

       ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 1999. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the new credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under the new credit facility.

                                                              EXPECTED MATURITY DATE
                               ---------------------------------------------------------------------------------
                                 1999       2000       2001       2002       2003       THEREAFTER       TOTAL
                               --------   --------   --------   --------   --------   --------------   ---------
                                                              (DOLLARS IN THOUSANDS)
Long-term Obligations:
  Fixed Rate...................  $  -       $  -       $  -       $  -       $  -       $  488,197     $ 488,197
      Average interest rate....     -          -          -          -          -            11.5%         11.5%

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In April 1999 by unanimous written consent, the stockholders of
SpectraSite: (i) elected Lawrence B. Sorrel, Thomas E. McInerney, Michael J. Price, Rudolph E. Rupert, Timothy M. Donahue, Steven Shindler, James R. Matthews, Michael R. Stone, Andrew R. Heyer and Stephen H. Clark to serve as directors until the next annual meeting of stockholders or until each director's successor is duly elected and qualified; (ii) elected Lawrence B. Sorrel as Chairman of the board of directors; and (iii) approved an amendment to the existing bylaws to change the corporation's name in the bylaws from Integrated Site Development, Inc. to SpectraSite Holdings, Inc. Also in April 1999, the stockholders of SpectraSite executed an unanimous written consent to: (i) enter into documents related to the new credit facility; (ii) amend and restate the certificate of incorporation to provide for the issuance of the Series C preferred stock; (iii) enter into amendments to the Series C preferred stock purchase agreement and the merger agreement with Nextel; and (iv) take certain other actions in connection with the issuance of the Series C preferred stock.

ITEM 5.   OTHER INFORMATION

       None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.9 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

       4.1 Indenture, dated as of June 26, 1998, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

       4.2 First Supplemental Indenture, dated as of March 25, 1999, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

       4.3 Indenture, dated as of April 20, 1999, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

       27.1   Financial Data Schedule for the six months ended June 30, 1999

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 23, 1999                 SPECTRASITE HOLDINGS, INC.
                                              (Registrant)


                                           /s/DAVID P. TOMICK
                          -----------------------------------------------------
                                             David P. Tomick
                          Executive Vice President, Chief Financial Officer and
                                               Secretary


                                            /s/DANIEL I. HUNT
                          -----------------------------------------------------
                                             Daniel I. Hunt
                          Vice President- Finance and Administration, Principal
                                           Accounting Officer