Form 10-Q
period 1999-09-30
SPECTRASITE HOLDINGS INC
filed 1999-11-15
CIK 1072048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from _______________to_______________



                         COMMISSION FILE NUMBER 0-27217


                           SPECTRASITE HOLDINGS, INC.
                (Name of registrant as specified in its charter)

        DELAWARE                                4899                         56-3027322
(State or jurisdiction of          (Primary Standard Industrial            (I.R.S. Employer
incorporation or organization)      Classification Code Number)         Identification Number)


                           SPECTRASITE HOLDINGS, INC.
                       100 Regency Forest Drive, Suite 400
                           Cary, North Carolina 27511
                                 (919) 468-0112
(Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer:

(1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days


                                   YES X No
                                      ---  ---



As of October 31, 1999, the registrant had only one outstanding class of common stock, of which there were 19,714,001 shares outstanding.

                                                                INDEX


PART I - FINANCIAL INFORMATION

           ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
           FINANCIAL STATMENTS
           Condensed Consolidated Balance Sheets
           at September 30, 1999 (unaudited) and December 31, 1998                                                3

           Unaudited Condensed Consolidated Statements of Operations
           for the three and nine months ended September 30, 1999 and 1998                                        4

           Unaudited Condensed Consolidated Statement of Redeemable Convertible
           Preferred Stock and Shareholders' Equity (Deficiency)
           for the nine months ended September 30, 1999                                                           5

           Unaudited Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999 and 1998                                                 6

           Notes to the Unaudited Condensed Consolidated Financial Statements                                     7


           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                      13

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                                                                  17

PART II - OTHER INFORMATION

           ITEM 1 - LEGAL PROCEEDINGS                                                                             18

           ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                                     18

           ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                               18

           ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          18

           ITEM 5 - OTHER INFORMATION                                                                             18

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                              19

           SIGNATURES                                                                                             20


                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   At September 30,1999 and December 31, 1998
                             (dollars in thousands)


                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                           -------------------   ------------------
ASSETS                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                              $           120,241   $           99,548
    Short-term investments                                                                   -               15,414
    Accounts receivable                                                                 24,721                3,353
    Earnings in excess of billings                                                       7,314                    -
    Inventories                                                                          4,055                    -
    Prepaid expenses and other                                                           2,825                  253
                                                                           -------------------   ------------------
            Total current assets                                                       159,156              118,568
Property and equipment, net                                                            695,921               28,469
Goodwill and other intangible assets, net                                              257,834               12,757
Other assets                                                                            56,755                2,152
                                                                           -------------------   ------------------
Total assets                                                               $         1,169,666   $          161,946
                                                                           ===================   ==================



LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable                                                       $            24,548   $            1,635
    Accrued and other expenses                                                          13,936                  809
    Billings in excess of costs and estimated earnings                                   2,986                    -
                                                                           -------------------   ------------------
            Total current liabilities                                                   41,470                2,444
Long-term debt                                                                         155,718                    -
Senior discount notes                                                                  501,382              132,689
Other long-term liabilities                                                                  -                  224
                                                                           -------------------   ------------------
            Total liabilities                                                          698,570              135,357
                                                                           -------------------   ------------------

Redeemable convertible preferred stock (Series A and B)                                      -               40,656
                                                                           -------------------   ------------------
Shareholders' equity (deficiency):
    Common stock ($.001 par value, 300,000,000 and 20,000,000
       shares authorized, 19,060,219 and 956,753 shares issued and outstanding at September 30, 1999 and December 31, 1998,
       respectively)                                                                        19                    1
    Convertible preferred stock (Series A, B and C)                                    339,494                    -
    Additional paid-in-capital                                                         209,376                    -
    Accumulated other comprehensive income                                                 135                    -
    Accumulated deficit                                                                (77,928)             (14,068)
                                                                           --------------------  -------------------
            Total shareholders' equity (deficiency)                                    471,096              (14,067)
                                                                           -------------------   -------------------
Total liabilities, redeemable preferred stock and
    shareholders' equity (deficiency)                                      $         1,169,666   $          161,946
                                                                           ===================   ==================

              See accompanying notes to these financial statements

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 1999 and 1998
                    (in thousands, except per share amounts)

                                                    Three Months         Three Months         Nine Months          Nine Months
                                                        Ended               Ended                Ended               Ended
                                                  September 30, 1999  September 30, 1998   September 30, 1999  September 30, 1998
                                                  ------------------  ------------------   ------------------  ------------------
Revenues:
    Site leasing                                   $        16,436     $             170    $         29,450   $           211
    Network services                                         9,644                 1,520              13,967             5,154
                                                   ---------------     -----------------    ----------------   ---------------
Total revenues                                              26,080                 1,690              43,417             5,365
                                                   ---------------     -----------------    ----------------   ---------------

Operating Expenses:

      Costs of operations, excluding depreciation,
         amortization and selling, general and
         administrative expenses:
        Site leasing                                         5,463                   117              10,490               143
        Network services                                     6,372                   565               7,265             1,721
      Selling, general and administrative expenses          12,249                 2,262              21,909             5,997
      Depreciation and amortization expense                 12,759                   461              21,833               780
      Restructuring charges                                  7,127                     -               7,727                 -
                                                   ---------------     -----------------    ----------------   ---------------
Total operating expenses                                    43,970                 3,405              69,224             8,641
                                                   ---------------     -----------------    ----------------   ---------------
Loss from operations                                       (17,890)               (1,715)            (25,807)           (3,276)
                                                   ---------------     -----------------    ----------------   ---------------

Other income (expense):
    Interest income                                          2,485                 1,743               7,212             2,110
    Interest expense                                       (18,693)               (3,898)            (47,519)           (4,335)
    Other income (expense)                                    (295)                  208                (295)              473
                                                   ---------------     -----------------    ----------------   ---------------
        Total other income (expense)                       (16,503)               (1,947)            (40,602)           (1,752)
                                                   ---------------     -----------------    ----------------   ---------------

Loss before income taxes                                   (34,393)               (3,662)            (66,409)           (5,028)
Income tax expense                                             107                     -                 107                 -
                                                   ---------------     -----------------    ----------------   ---------------

Net loss                                           $       (34,500)    $          (3,662)   $        (66,516)  $        (5,028)
                                                   ===============     =================    ================   ===============

Loss applicable to common shareholders:
Net loss                                           $       (34,500)    $          (3,662)   $        (66,516)  $        (5,028)
Accretion of redemption
    value of preferred stock                                     -                  (626)               (760)           (1,396)
                                                   ---------------     -----------------    ----------------   ---------------
Net loss applicable to common shareholders         $       (34,500)    $          (4,288)   $        (67,276)  $        (6,424)
                                                   ===============     =================    ================   ===============


Net loss per common share (basic and diluted)      $         (4.21)    $           (4.53)   $         (16.85)  $         (6.86)
                                                   ===============     =================    ================   ===============



Weighted average common
shares outstanding                                           8,188                   947               3,993               937
                                                   ===============     =================    ================   ===============


              See accompanying notes to these financial statements

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE
        CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                      Nine Months Ended September 30, 1999
                             (dollars in thousands)





                                            Redeemable
                                           Convertible               Common Stock                Convertible        Additional
                                            Preferred     -----------------------------------     Preferred          Paid-in
                                             Stock             Shares            Amount             Stock            Capital
                                        ----------------- ----------------- ----------------- ------------------ -----------------

Balance at December 31, 1998              $   40,656            956,753       $       1       $  -               $ -
Net loss                                           -                  -               -                   -                   -
Foreign currency translation
   adjustment                                      -                  -               -                   -                   -

Total comprehensive loss                           -

Issuance of common stock                           -         18,103,466              18                   -             215,927

Stock issuance costs                               -                  -               -                   -              (6,551)

Issuance of Series C preferred stock               -                  -               -             301,494                   -
Accretion of redemption value                    760                  -               -                   -                   -
Cancellation of redemption status of
   preferred stock                           (41,416)                 -               -              38,000                   -
                                        ------------         ----------       ---------         -----------         -----------
Balance at September 30, 1999           $          -         19,060,219       $      19         $   339,494         $   209,376
                                        ============         ==========       =========         ===========         ===========

                                          Comprehensive    Accumulated Other
                                             Income          Comprehensive     Accumulated
                                              (Loss)         Income (loss)       Deficit            Total
                                        ----------------- ------------------ ----------------- -----------------

Balance at December 31, 1998               $         -       $      -           $  (14,068)       $  (14,067)
Net loss                                       (66,516)             -              (66,516)          (66,516)
Foreign currency translation
   adjustment                                      135            135                    -               135
                                        -----------------
Total comprehensive loss                   $   (66,381)
                                        =================
Issuance of common stock                                            -                    -           215,945

Stock issuance costs                                                -                    -            (6,551)

Issuance of Series C preferred stock                                -                    -           301,494
Accretion of redemption value                                       -                 (760)             (760)
Cancellation of redemption status of
   preferred stock                                                  -                3,416            41,416
                                                             --------          -----------       -----------
Balance at September 30, 1999                                $    135          $   (77,928)      $   471,096
                                                             ========          ===========       ===========


              See accompanying notes to these financial statements

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                             (dollars in thousands)


                                                                    1999                   1998
                                                            --------------------   --------------------
OPERATING ACTIVITIES
Net loss                                                    $           (66,516)   $             (5,028)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation                                                         19,749                     261
    Amortization of goodwill and other intangibles                        2,084                     519
    Amortization of debt issuance costs                                  11,085                       -
    Amortization of senior discount notes                                28,689                   3,915
    Write-off of Telesite goodwill                                        6,178                       -
    Loss (gain) on sale of assets                                            95                    (472)
Changes in operating assets and liabilities,
 net of acquisition:
    Accounts receivable                                                  (3,859)                    436
    Earnings in excess of billings                                         (552)                      -
    Inventories                                                            (147)                      -
    Prepaid expenses and other                                           (1,938)                   (149)
    Accounts payable                                                     16,832                   1,217
    Other current liabilities                                             8,372                    (359)
Other, net                                                                 (338)                      -
                                                            --------------------   --------------------
Net cash provided by operating activities                                19,734                     340
                                                            -------------------    --------------------
INVESTING ACTIVITIES
Purchases of property and equipment                                    (566,359)                (12,496)
Deposits on asset purchases                                             (48,186)                (11,750)
Purchase of short-term investments                                            -                 (45,561)
Maturities of short term investments                                     15,414                       -
Acquisitions, net of cash acquired                                      (78,720)                 (1,989)
Proceeds from sale of assets                                                 22                     298
Other, net                                                               (4,312)                    150
                                                            --------------------   --------------------
Net cash flows used in investing activities                            (682,141)                (71,348)
                                                            --------------------   ---------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                      900                       -
Proceeds from issuance of preferred stock                               231,494                  28,000
Stock issuance costs                                                     (6,551)                   (359)
Proceeds from issuance of long-term debt                                150,052                       -
Repayments of debt                                                       (3,598)                 (2,952)
Proceeds from issuance of senior discount notes                         340,004                 125,000
Debt issuance costs                                                     (29,201)                 (4,711)
                                                            --------------------   ---------------------
Net cash flow from financing activities                                 683,100                 144,978
                                                            -------------------    --------------------

Net increase in cash and cash equivalents                                20,693                  73,970

Cash and cash equivalents at beginning of period                         99,548                   2,234
                                                            -------------------    --------------------

Cash and cash equivalents at end of period                  $           120,241    $             76,204
                                                             ==================     ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                    $             4,498    $                211
                                                             ==================     ===================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for financing costs                     $             9,000    $                  -
                                                             ==================     ===================
Series C preferred stock issued for purchase of
property and equipment                                      $            70,000    $                  -
                                                             ===================    ===================
Common stock issued for purchase of Westower
Corporation                                                 $           205,559    $                  -
                                                             ===================    ===================

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS



1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

           SpectraSite Holdings, Inc. ("SpectraSite") and its wholly owned subsidiaries (collectively referred to as the "Company") are principally engaged in providing services to companies operating in the telecommunications industry, including leasing of antenna sites on multi-tenant towers, network design, tower construction and antenna installation.

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

REVENUE RECOGNITION

           Site leasing revenues are recognized when earned. Escalation clauses present in the lease agreements with the Company's customers are recognized on a straight-line basis over the term of the lease. Service revenues from site selection, construction and construction management activities are derived under service contracts with customers which provide for billing on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

INVENTORIES

           Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of materials purchased for future construction not associated with specific jobs

INVESTMENTS

     Investments in entities in which the Company owns more than 20% but less than 50% are accounted for using the equity method. Under the equity method, the investment is stated at cost plus the Company's equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in "Other income (expense)" in the accompanying condensed consolidated statements of operations.

SIGNIFICANT CUSTOMERS

     In the three and nine months ended September 30, 1999, one customer accounted for 40.2% and 40.4% of the Company's revenues, respectively. In the three and nine months ended September 30, 1998, a different customer accounted for 41.2% and 42.2% of revenues, respectively. In addition, in the three months ended September 30, 1998, two customers accounted for 21.9% and 10.1% of the Company's revenues, respectively.

RESTRUCTURING CHARGES

           In September 1999, the Company announced that it would no longer directly provide site acquisition services. As a result, the Company recorded restructuring charges of $7.1 million, of which $6.2 million is related to the write-off of goodwill related to the purchase of TeleSite Services, LLC and $0.9 million is related to costs of employee severance. In March 1999, the Company announced that it would relocate its marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to its corporate headquarters in Cary, North Carolina. As a result, the Company recorded a restructuring charge of $0.6 million for

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


employee termination and other costs related to the relocation of these activities.

INCOME TAXES

           The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting entity. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

RECLASSIFICATIONS

           Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

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

2.   PROPERTY AND EQUIPMENT

           Property and equipment consists of the following (in thousands):

                                                                        September 30,          December 31,
                                                                            1999                   1998
                                                                   ---------------------- ----------------------
            Towers                                                 $             667,333  $              24,780
            Equipment                                                              6,293                    823
            Furniture and fixtures                                                 1,701                    288
            Other                                                                 11,444                    212
                                                                   ---------------------  ---------------------
                                                                                 686,771                 26,103
            Less accumulated depreciation                                        (15,348)                  (870)
                                                                   ---------------------- ----------------------
                                                                                 671,423                 25,233
            Construction in progress                                              24,498                  3,236
                                                                   ---------------------  ---------------------
                                                                   $             695,921  $              28,469
                                                                   =====================  =====================


3.  ACQUISITION ACTIVITIES

           In September 1999, the Company consummated the Agreement and Plan of Merger, dated as of May 15, 1999 with Westower Corporation ("Westower"). Under the terms of the agreement, Westower shareholders received 1.81 shares of SpectraSite common stock for each share of Westower common stock. In the aggregate, SpectraSite exchanged 15.5 million shares of its common stock valued at $205.6 million for 8.6 million shares of Westower common stock and assumed $81.5

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


million of debt. The Company repaid $72.2 million of such assumed debt at closing. In addition, the Company assumed the outstanding Westower employee stock options, which were converted into options to purchase 1.7 million shares of SpectraSite's common stock. The acquisition was accounted for as a purchase, and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over fifteen years. The operations of Westower are included in the consolidated statement of operations from the date of acquisition.

           The pro forma unaudited results of operations for the nine months ended September 30, 1999 and 1998, assuming the acquisition of Westower by the Company and Westower's purchases of Cord Communications, Inc. and Summit Communications, LLC had been consummated as of January 1, 1998, follows (in thousands, except per share data):

                                                 Nine months            Nine months
                                                    Ended                  Ended
                                                September 30,          September 30,
                                                    1999                   1998
                                                -------------          -------------
            Revenues                       $             130,571  $              60,613
            Net loss                       $             (81,860) $             (17,834)
            Basic and diluted net loss
               per common share            $               (4.65) $               (1.17)


           In April 1999, the Company purchased 2,000 communications towers from Nextel Communications, Inc. ("Nextel") for $560.0 million in cash and shares of SpectraSite's Series C preferred stock valued at $70.0 million. The Company used $150.0 million of borrowings under a $500.0 million committed credit facility, $340.0 million from the proceeds of a privately-placed offering of senior discount notes and $231.5 million from the sale of SpectraSite's Series C preferred stock to fund the cash purchase price, to pay related fees and expenses and for general corporate purposes. As part of the transaction, Nextel has agreed to lease 1,700 additional sites on the Company's towers as part of Nextel's national deployment.

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

     In November 1999, the Company entered into an agreement to acquire 94 communications towers from DigiPH PCS, Inc. for $36 million in cash. The cash consideration is expected to come from currently available funds. The transaction is expected to close in the fourth quarter of 1999.

4.  INTANGIBLE ASSETS

           Intangible assets consist of the following (in thousands):

                                                    September 30,          December 31,
                                                        1999                   1998
                                               ---------------------  ---------------------
            Goodwill                           $             227,048  $               8,963
            Debt issuance costs                               33,847                  4,836
                                               ---------------------  ---------------------
                                                             260,895                 13,799
            Less accumulated amortization                     (3,061)                (1,042)
                                               ---------------------- ----------------------
                                               $             257,834  $              12,757
                                               =====================  =====================

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


5.  OTHER ASSETS

           Other assets consist of the following (in thousands):

                               September 30,          December 31,
                                   1999                   1998
                          ---------------------  ---------------------
            Deposits      $              49,244  $               1,750
            Other                         7,511                    402
                          ---------------------  ---------------------
                          $              56,755  $               2,152
                          =====================  =====================

6.  DEBT

11.25% SENIOR DISCOUNT NOTES DUE 2009

           In April 1999, SpectraSite issued $586.8 million aggregate principal amount at maturity of senior discount notes due 2009 (the "2009 Notes") for gross proceeds of $340.0 million. Interest on the 2009 Notes accretes daily at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $586.8 million on April 15, 2004. Cash interest will not accrue on the 2009 Notes prior to April 15, 2004. Commencing April 15, 2004, cash interest will accrue and be payable semiannually in arrears on each April 15 and October 15, commencing October 15, 2004, at a rate of 11.25% per annum. After April 15, 2004, the Company may redeem all or a portion of the 2009 Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to April 15, 2002, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 2009 Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 111.25% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 2009 Notes that restrict the Company's ability to incur additional indebtedness, make certain payments and issue preferred stock, among other things.

CREDIT FACILITY

           In April 1999 in connection with the acquisition of communications towers from Nextel, SpectraSite Communications, Inc. ("Communications"), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. The credit facility consists of a $50.0 million revolving credit facility that may, subject to the satisfaction of certain financial covenants, be drawn at any time up to December 31, 2005, at which time all amounts drawn under the revolving credit facility must be paid in full; a $300.0 million multiple draw term loan that may be drawn at any through March 31, 2002, which requires that the amount drawn be repaid in quarterly installments commencing on June 30, 2002 and ending on December 31, 2005; and a $150.0 million term loan that was drawn in full at the closing of the Nextel tower acquisition and that amortizes at a rate of 1.0% annually, payable in quarterly installments beginning on June 30, 2002 through December 31, 2005, $67.5 million on March 31, 2006 with the balance due on June 30, 2006. In addition, the credit facility contemplates borrowings to be funded by affiliates of certain of SpectraSite's stockholders subject to the approval of a majority of the lenders under the credit facility and the consent of such affiliates.

           The revolving credit loans and the multiple draw term loans will bear interest, at our option, at either Canadian Imperial Bank of Commerce's base rate, plus an applicable margin of 1.5% per annum initially, which margin after a period of time may decrease based on a leverage ratio, or the reserve adjusted London interbank offered rate, plus an applicable margin of 3.0% per annum initially, which margin after a period of time may decrease based on a leverage ratio.

           The term loan bears interest, at our option, at either Canadian Imperial Bank of Commerce's base rate, plus 2.0% per annum, which margin after a period of time may decrease based on a leverage ratio, or the reserve adjusted London interbank offered rate, plus 3.5% per annum, which margin after a period of time may decrease based on a leverage ratio.

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

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


           SpectraSite and each of Communications' subsidiaries has guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its subsidiaries and a pledge of all of the capital stock of Communications and its subsidiaries.

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

7.     SHAREHOLDERS' EQUITY

SERIES A AND B CONVERTIBLE PREFERRED STOCK

           At December 31, 1998, the Company had mandatorily redeemable convertible preferred stock consisting of Series A and Series B cumulative redeemable preferred stock, each with a $0.001 par value, 10,462,830 shares authorized in the aggregate and 3,462,830 and 7,000,000 shares issued and outstanding, respectively. In connection with closing the Nextel tower acquisition, provisions for dividends and redemption were eliminated with respect to the Series A and Series B preferred stock. Previously accrued dividends have been eliminated, and the outstanding balances have been reclassified as shareholders' equity in the balance sheet as of September 30, 1999. Each share of Series A and Series B preferred stock is convertible into one share of common stock and entitles the holder to vote on an as-converted basis with holders of common stock. In addition, contemporaneously with the closing of an underwritten public offering of common stock resulting in gross proceeds of at least $150.0 million at a per share price of $8.00 or greater, the outstanding shares of Series A and Series B preferred stock shall automatically convert to common stock on a share-for-share basis. The Company has reserved a sufficient number of its authorized shares of common stock for the purpose of effecting the future conversion of the preferred stock.

SERIES C CONVERTIBLE PREFERRED STOCK

           In connection with closing the Nextel tower acquisition, the Company sold 46,286,795 shares of Series C preferred stock at a price of $5.00 per share. In addition, Nextel received 14 million shares of Series C preferred stock. At September 30, 1999, the Company has 60,286,795 of $0.001 par value Series C shares authorized, issued and outstanding. Each share of Series C preferred stock is convertible into one share of common stock and entitles the holder to vote on an as-converted basis with holders of common stock. In addition, contemporaneously with the closing of an underwritten public offering of common stock resulting in gross proceeds of at least $150.0 million at a per share price of $8.00 or greater, the outstanding shares of Series C preferred stock shall automatically convert to common stock. The Company has reserved a sufficient number of its authorized shares of common stock for the purpose of effecting the future conversion of the preferred stock.

COMMON STOCK

           In connection with the Nextel tower acquistion, SpectraSite also restated its certificate of incorporation. The amended and restated certificate authorized 95 million shares of common stock, $0.001 par value per share. In addition, the Company increased the maximum number of shares for which options may be granted under its stock option plan to 4.1 million.

            In August 1999, SpectraSite amended its restated certificate of incorporation to increase the authorized shares of common stock to 300 million. In addition, SpectraSite increased the maximum number of shares for which options may be granted under its stock option plan to 10 million and authorized one million shares to be issued under the Employee Stock Purchase Plan.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


8.     BUSINESS SEGMENTS

           The Company previously operated in one business segment. As a result of the Westower acquisition, the Company now operates in two business segments, site leasing and network services. Prior period information has been restated to reflect the current business segments. The site leasing segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication services, including personal communication services, paging, cellular and microwave. The network services segment offers a broad range of network development services, including network design, tower construction and antenna installation.

           In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization and restructuring charges. This measure of operating profit (loss) is also before interest income, interest expense, other income (expense) and income taxes. All reported segment revenues are generated from external customers as intersegment revenues are not significant.

           Summarized financial information concerning the reportable segments as of and for the three and nine months ended September 30, 1999 and 1998 is shown in the following table. The "Other" column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

                                              Site Leasing      Network Services          Other                Total
                                           ------------------- -------------------- ------------------- --------------------
                                                                                    (in thousands)
Three months ended September 30,
--------------------------------
           1999
Revenues                                   $          16,436   $           9,644    $               -    $          26,080
Income (loss) before income taxes                     10,944               1,227              (46,564)             (34,393)
Assets                                               691,820              44,832              433,014            1,169,666
           1998
Revenues                                   $             170   $           1,520    $               -    $           1,690
Income (loss) before income taxes                         53                 955               (4,670)              (3,662)
Assets                                                25,865                   -              136,081              161,946

Nine months ended September 30,
-------------------------------
           1999
Revenues                                   $          29,450   $          13,967    $               -    $          43,417
Income (loss) before income taxes                     18,930               4,658              (89,997)             (66,409)
Assets                                               691,820              44,832              433,014            1,169,666
           1998
Revenues                                   $             211   $           5,154    $               -    $           5,365
Income (loss) before income taxes                         68               3,433               (8,529)              (5,028)
Assets                                                25,865                   -              136,081              161,946

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           This report contains "forward looking statements" concerning our future expectations, plans or strategies that involve risks and uncertainties. When we use the words or phrases "will likely result," "management expects" or "will continue," "is anticipated," "estimated" or similar expressions (including oral confirmations by our authorized executive officers), these statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could impact our expectations include (i) substantial capital requirements and leverage principally as a consequence of our ongoing acquisition and construction activities, (ii) dependence on demand for wireless communications services, (iii) the success of our network development and tower construction programs, and (iv) the successful integration of assets and businesses we have acquired. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

           SpectraSite's primary business is the leasing of antenna sites on multi-tenant towers to a diverse range of wireless communications industries. SpectraSite also offers its customers a broad range of network services, including network design, tower construction and antenna installation. SpectraSite is geographically diversified throughout the United States and Canada.

           In April 1999, we acquired 2,000 communications towers from Nextel for a combination of cash and stock. In addition, Nextel has agreed to lease 1,700 additional sites on our towers as part of Nextel's national deployment. This transaction has significantly increased our revenues, costs of operations, operating expenses and interest expense.

           On September 2, 1999, we acquired Westower Corporation in a merger transaction. In connection with the merger, Westower shareholders received 1.81 shares of SpectraSite common stock for each Westower share. The addition of Westower will significantly increase our revenues, costs of operations and operating expenses in future periods.

           In November 1999, the Company entered into an agreement to acquire 94 communications towers from DigiPH PCS, Inc. for $36 million in cash. The cash consideration is expected to come from currently available funds. The transaction is expected to close in the fourth quarter of 1999.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

           Consolidated revenues for the three months ended September 30, 1999 were $26.1 million, an increase of $24.4 million from the three months ended September 30, 1998. Revenues from site leasing increased to $16.4 million for the three months ended September 30, 1999 from $0.2 million for the three months ended September 30, 1998 primarily as a result of revenues derived from 2,000 communications towers which we acquired from Nextel in April 1999. We owned 2,405 communications towers at September 30, 1999 compared to 45 communications towers at September 30, 1998.

            Revenues from network services increased to $9.6 million for the three months ended September 30, 1999 compared to $1.5 million in the three months ended September 30, 1998 primarily as a result of the acquisition of Westower in September 1999. In September 1999, we announced that we would no longer directly provide site acquisition services. Revenues from site acquisition activities were $1.9 million and $1.5 million in the three months ended September 30, 1999 and 1998, respectively.

           Costs of operations increased to $11.8 million for the three months ended September 30, 1999 from $0.7 million for the three months ended September 30, 1998. The increase in costs was primarily attributable to operating costs of the 2,000 communication towers purchased from Nextel in April 1999 and to the acquisition of Westower in September 1999. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 33.2% for the three months ended September 30, 1999 from 68.8% for the three months ended September 30, 1998 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. As our site leasing operations mature, additional tenants on a tower will generate increases in gross profit margin and cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 66.1% for the three months ended September 30, 1999 from 37.2% for the three months ended September 30, 1998. This increase is due to construction activities associated with Westower's operations which have higher levels of direct costs than our historical site acquisition activities.

           Selling, general and administrative expenses increased to $12.2 million for the three months ended September 30, 1999 from $2.3 million for the three months ended September 30, 1998. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and the acquisition of Westower in September 1999.

           Depreciation and amortization expense increased to $12.8 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to the Westower acquisition.

           In September 1999, we announced that we would no longer directly provide site acquisition services. As a result, we recorded restructuring charges of $7.1 million, of which $6.2 million is related to the write-off of goodwill related to the purchase of TeleSite Services, LLC and $0.9 million is related to costs of employee severance.

           As a result of the factors discussed above, our loss from operations was $17.9 million for the three months ended September 30, 1999 compared to $1.7 million for the three months ended September 30, 1998.

           Net interest expense increased to $16.2 million during the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998, reflecting additional interest expense due to the issuance of SpectraSite's 12% senior discount notes due 2008 in June 1998 and SpectraSite's 11.25% senior discount notes due 2009 in April 1999, as well as borrowings under our credit facility in April 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

           Consolidated revenues for the nine months ended September 30, 1999 were $43.4 million, an increase of $38.1 million from the nine months ended September 30, 1998. Revenues from site leasing increased to $29.5 million for the nine months ended September 30, 1999 from $0.2 million for the nine months ended September 30, 1998 primarily as a result of revenues derived from 2,000 communication towers which we acquired from Nextel in April 1999. We owned 2,405 communications towers at September 30, 1999 compared to 45 communications towers at September 30, 1998.

            Revenues from network services increased to $14.0 million for the nine months ended September 30, 1999 compared to $5.2 million in the nine months ended September 30, 1998 primarily as a result of the acquisition of Westower in September 1999. In September 1999, we announced that we would no longer directly provide site acquisition services. Revenues from site acquisition activities were $6.2 million and $5.2 million in the nine months ended September 30, 1999 and 1998, respectively.

           Costs of operations increased to $17.8 million for the nine months ended September 30, 1999 from $1.9 million for the nine months ended September 30, 1998. The increase in costs was attributable to operating costs of the 2,000 communication towers purchased from Nextel in April 1999. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 35.6% for the nine months ended September 30, 1999 from 67.8% for the nine months ended September 30, 1998 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. As our site leasing operations mature, additional tenants on a tower will generate increases in gross profit margin and cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 52.0% for the nine months ended September 30, 1999 from 33.4% for the nine months ended September 30, 1998. This increase is due to construction activities associated with Westower's operations which have higher levels of direct costs than our historical site acquisition activities.


           Selling, general and administrative expenses increased to $21.9 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and the acquisition of Westower.

            Depreciation and amortization expense increased to $21.8 million for the nine months ended September 30, 1999 from $0.8 million for the nine months ended September 30, 1998 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to the Westower acquisition.

           In September 1999, we announced that we would no longer directly provide site acquisition services. As a result, we recorded restructuring charges of $7.1 million, of which $6.2 million is related to the write-off of goodwill related to the purchase of TeleSite Services, LLC and $0.9 million is related to costs of employee severance. In March 1999, SpectraSite announced that it would relocate its marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to its corporate headquarters in Cary, North Carolina. As a result, we recorded a restructuring charge of $0.6 million for employee termination and other costs related to the relocation of these activities.

           As a result of the factors discussed above, our loss from operations was $25.8 million for the nine months ended September 30, 1999 compared to $3.3 million for the nine months ended September 30, 1998.

           Net interest expense increased to $40.3 million during the nine months ended September 30, 1999 from $2.2 million for the nine months ended September 30, 1998, reflecting additional interest expense due to the issuance of the 2008 notes in June 1998 and the 2009 notes in April 1999, as well as borrowings under our credit facility in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

           SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications. Prior to July 15, 2003, interest expense on the 2008 notes will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 2008 notes will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. In addition, the notes mature on July 15, 2008. Similarly, the 2009 notes will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. After October 15, 2004, the 2009 notes will have accreted to approximately $586.8 million and will require semi-annual cash interest payments of $33.0 million. Furthermore, our credit facility provides for periodic principal and interest payments.

           Under a registration rights agreement with the initial purchasers of the 2008 notes, we agreed to complete an exchange offer for the privately placed 2008 notes prior to March 10, 1999. Since we did not complete this exchange offer prior to March 10, 1999, the interest rate on the 2008 notes increased by 0.50% per year. This additional interest accrued on the 2008 notes until we completed the exchange offer on September 15, 1999. On July 15, 1999, we paid the first installment in additional cash interest to holders of the 2008 notes with cash-on-hand, and on January 15, 2000, we will pay the final installment to such holders. Similarly, under a registration rights agreement with the initial purchasers of the 2009 notes, Holdings agreed to file a registration statement with the SEC for an exchange offer of registered notes for the privately placed 2009 notes before July 20, 1999. Since we did not file the 2009 notes exchange offer registration statement before July 20, 1999, the interest rate on the 2009 notes increased by 0.50% per year. This additional interest accrued on the 2009 notes until we filed the exchange offer registration statement on August 12, 1999, and we paid this interest in cash on October 15, 1999. We completed both exchange offers on September 15, 1999.

           To complete the Nextel tower acquisition and pay related fees and expenses, we used $150.0 million of borrowings under our credit facility, $340.0 million of proceeds from the sale of the 2009 notes and $231.4 million from the sale of Series C preferred stock. In addition, Nextel received shares of Series C preferred stock valued at $70.0 million. We also issued two million shares of common stock to various parties as consideration for providing financing commitments related to the Nextel tower acquisition. We did not utilize these commitments for the Nextel acquisition primarily because of the success of the 2009 notes offering. We currently have $350.0 million available under our credit facility to fund new tower construction or acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of September 30, 1999 was 8.76%. The facility also requires compliance with certain financial covenants. At September 30, 1999, we were in compliance with these covenants. In addition, our cash and cash equivalents were $120.2 million at September 30, 1999.

           For the nine months ended September 30, 1999, cash flows provided by operating activities were $19.7 million as compared to $0.3 million for the nine months ended September 30, 1998. The change is primarily attributable to the favorable cash flow generated from communications tower acquisitions in 1999.

           For the nine months ended September 30, 1999, cash flows used in investing activities were $682.1 million compared to $71.3 million for the nine months ended September 30, 1998. In the nine months ended September 30, 1999, SpectraSite invested $614.5 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communications towers from Nextel. In addition, we used $78.7 million to acquire Westower in September

1999. These investments were partially offset by $15.4 million in maturities of short-term investments. In the nine months ended September 30, 1998, SpectraSite invested $45.6 million in short-term investments.

           In the nine months ended September 30, 1999, cash flows provided by financing activities were $683.1 million as compared to $145.0 million in the nine months ended September 30, 1998. The increase in cash provided by financing activities was attributable to the proceeds from the sales of Series C preferred stock and the 2009 notes, as well as proceeds from borrowings under the credit facility.

           Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, including the 2008 notes and the 2009 notes, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out. Based on SpectraSite's current operations and anticipated revenue growth, management believes that cash flow from operations, available cash and anticipated available borrowings under our credit facility will be sufficient to fund our purchase of 94 towers from DigiPH PCS, Inc., capital expenditures and future acquisitions through fiscal 2000. Thereafter, however, or in the event SpectraSite exceeds its currently anticipated capital expenditures, makes significant additional acquisitions or, if for any reason, is unable to access our credit facility, SpectraSite anticipates that it will seek additional equity or debt financing to fund its business plan. Failure to obtain any such financing could require SpectraSite to significantly reduce its planned capital expenditures or scale back the scope of its tower build-out or acquisition activities, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations. We cannot assure you that we will generate sufficient cash flow from operations, that anticipated revenue growth will be realized or that future borrowings or equity financing will be available, on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

YEAR 2000 COMPLIANCE

     We have conducted a comprehensive review of our computer systems to identify which of our systems will have to be modified, upgraded or converted to recognize and process dates after December 31, 1999. We believe that most, if not all, of our computer software and systems are year 2000 compliant, because most of our hardware and software has been purchased within the past two years. We presently believe that the year 2000 issue will not pose significant operational problems for our systems as so modified, upgraded or converted. In fact, even if all of our computer systems and other equipment vulnerable to the millennium date change failed, we could continue operations uninterrupted after such failures. Like most other companies, SpectraSite is dependent upon a variety of external suppliers including vendors providing electrical power, telephony, water and other necessary commodities. SpectraSite also relies upon the interstate banking system and related electronic communications for functions such as transmitting financial data from field offices. We are not aware currently of any material non-compliance by these vendors that will materially affect our business operations; however, we do not control these systems and cannot assure that they will be converted in a timely fashion. Any delays or omissions by us or our customers, suppliers or contractors to resolve the year 2000 issue could materially adversely affect our business, financial condition or results of operations. We do not anticipate material expenditures related to the year 2000 issue and incremental costs to date have been negligible, but we cannot assure you that amounts to be spent on addressing the year 2000 issue will not be material.

       ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of September 30, 1999. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.

                                                                    Expected Maturity Date
                              -----------------------------------------------------------------------------------------------------
                                  1999         2000        2001             2002            2003       Thereafter       Total
                              ---------------------------------------- --------------- --------------------------------------------
                                                                    (dollars in thousands)
Long-term obligations:
  Fixed rate.................    $   -       $   -       $   -            $   -           $   -        $ 501,382     $ 501,382
  Average interest rate......        -           -           -                -               -            11.5%         11.5%

                           PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

        None.


ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           In May 1999, by unanimous written consent, the stockholders of SpectraSite consented to an amendment to SpectraSite's Amended and Restated Certificate of Incorporation to increase the number of shares of capital stock SpectraSite can issue from 165,749,625 to 190,749,625 and increase the number of shares of common stock SpectraSite can issue from 95 million to 120 million. However, the Amended and Restated Certificate of Incorporation was not amended at that time. In August 1999, by unanimous written consent, the stockholders of SpectraSite (i) consented to an amendment to SpectraSite's Amended and Restated Certificate of Incorporation to increase the number of shares of capital stock SpectraSite can issue from 165,749,625 to 370,749,625 and increase the number of shares of common stock SpectraSite can issue from 95 million to 300 million,
(ii) approved the adoption of the SpectraSite Holdings, Inc. Stock Option Plan in amended and restated form and (iii) approved the adoption of the Employee Stock Purchase Plan.

ITEM 5.         OTHER INFORMATION

        None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.9 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

     3.2 Amendment No. 1 to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of SpectraSite's Form 8-K dated September 2, 1999 and filed September 17,
          1999).

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

     27.1 Financial Data Schedule for the nine months ended September 30, 1999

     (b)  Reports on Form 8-K

     A report on Form 8-K, dated September 2, 1999, was filed on September 17, 1999 to report SpectraSite's acquisition of Westower Corporation in a merger transaction under Item 2, to report the completion of SpectraSite's registered exchange offer for its 12% senior discount notes due 2008 and its 11 1/4% senior discount notes due 2009 under Item 5, and to include pro forma financial statements reflecting the acquisition of Westower.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999     SPECTRASITE HOLDINGS, INC.
                                   (Registrant)


                               /s/DAVID P. TOMICK
      ---------------------------------------------------------------------
                                 David P. Tomick
         Executive Vice President, Chief Financial Officer and Secretary


                                /s/DANIEL I. HUNT
      ---------------------------------------------------------------------
                                 Daniel I. Hunt
        Vice President- Finance and Administration, Principal Accounting
                                     Officer