Form 10-K
period 1999-12-31
SPECTRASITE HOLDINGS INC
filed 2000-03-02
CIK 1072048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________

                         COMMISSION FILE NUMBER 0-27217

                           SPECTRASITE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                  56-2027322
     (State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
                      organization)

           100 REGENCY FOREST DRIVE, SUITE 400                                       27511
                   CARY, NORTH CAROLINA                                            (Zip Code)
         (Address of principal executive offices)


                                 (919) 468-0112
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of February 29, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,251,354,811 based on the closing price on the Nasdaq National Market on such date.

There were 122,763,494 shares of Common Stock outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                           SPECTRASITE HOLDINGS, INC.
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                                                                                                         PAGE
                                                                                                         ----
                                     PART I
Item 1.           Business..............................................................................   1
Item 2.           Properties............................................................................   10
Item 3.           Legal Proceedings.....................................................................   11
Item 4.           Submission of Matters to a Vote of Security Holders...................................   12

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.................   12
Item 6.           Selected Consolidated Financial Data..................................................   13
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................   15
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk............................   22
Item 8.           Consolidated Financial Statements and Supplementary Data..............................   23
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure............................................................................   23

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant....................................   23
Item 11.          Executive Compensation................................................................   24
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................   25
Item 13.          Certain Relationships and Related Transactions........................................   25

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................   25

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, including statements concerning possible or assumed future results of operations of SpectraSite and those preceded by, followed by or that include the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, potential or continue or the negative of such terms and other comparable terminology. You should understand that the factors described below, in addition to those discussed elsewhere in this report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

        - material adverse changes in economic conditions in the markets we serve;
        -   future regulatory actions and conditions in our operating areas;
        -   competition from others in the communications tower industry;
        - the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and
        - other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

                                    PART I

ITEM 1.       BUSINESS

OVERVIEW

     We are one of the leading providers of outsourced antennae site and network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antennae sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related wireless facilities. Our customers are leading wireless communications providers and broadcasters, including Nextel, Sprint PCS, AT&T Wireless, VoiceStream Communications, Tritel Communications, Teligent, WinStar, Cox Broadcasting, Clear Channel Communications and Paxson Communications. As of December 31, 1999, and after giving effect to our acquisition of Apex Site Management Holdings, Inc., we owned or managed over 15,000 sites, including 2,765 owned towers, in 98 of the top 100 markets in the United States. On February 17, 2000, we agreed to acquire leasehold or subleasehold interests in 430 communications towers from AirTouch.

     The wireless communications industry is growing rapidly and carriers are making large capital investments to expand their networks. We believe that the number of wireless communications sites, including towers, is likely to continue to increase together with the growth in demand for wireless services. This expected growth in communications sites is the result of several factors, including:

      -- the continuing build-out of higher frequency technologies, such as personal communications services, which have a reduced cell range and require a more concentrated network of towers than previous wireless technologies;

      --   the need to expand the capacity of existing networks;

      -- the issuance of new wireless network licenses requiring the construction of new wireless networks; and

      --   the emergence of new wireless technologies.

     As carriers deploy these networks, they are faced with a proliferation in both the number and type of competitors. Because of this increasingly competitive environment, carriers must also focus on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better call quality, faster data transmission and lower prices.

     We believe that as carriers face the increased challenges of expanding their networks and improving their services, they must allocate their available capital and resources in the most efficient manner. In particular, carriers are increasingly outsourcing tower ownership, as well as network planning deployment and management to independent tower owners like SpectraSite. This outsourcing allows our customers to focus on their core competencies and to rely on us for planning and deploying their networks. Our services are designed to improve our customers' competitive positions through the efficient planning, deployment and management of their networks.

GROWTH STRATEGY

     Our objective is to be the leading independent provider of outsourced antennae site and network services to the telecommunications and broadcast industries. Our growth strategy involves the following key elements:

     MAXIMIZING THE UTILIZATION OF OUR TOWERS AND MANAGED SITES

     We intend to capitalize on the substantial opportunities for revenue and cash flow growth by maximizing the number of tenants we have on each of our towers and managed sites. We believe that our strategy of owning clustered groups of towers and managed sites in major metropolitan markets and providing our customers with a full range of products and services allows us to deliver reliable, scalable network solutions and will result in increased co-location on our towers and managed sites. Since most tower costs are fixed, leasing available space on an existing tower results in minimal additional expenses while generating a larger percentage increase in tower cash flow. In addition, tenant turnover is low because of the relatively high cost of antenna relocation. We generally construct towers to accommodate at least three broadband tenants and have a dedicated sales force which markets co-location opportunities to wireless communications providers. Our objective is to use our national tower presence to enable wireless service providers to more quickly establish wireless coverage in individual and multiple markets.

     EXPANDING OUR TOWER PORTFOLIO

     We seek to expand our tower portfolio by building new towers for anchor tenants and by making selective acquisitions of towers. We believe that Nextel's agreement to lease space on an additional 1,422 towers we own, acquire or construct for Nextel or other tenants will substantially increase the number of towers we own and operate. We also continue to pursue attractive network development opportunities with other wireless service providers. In addition, we evaluate other tower development opportunities from time to time which we believe have higher than average co-location opportunities. We intend to continue to make selective acquisitions in the highly fragmented tower owner and operator industry. Our strategy is to acquire towers that have some, or all, of the following criteria:

      --   underutilized with additional co-location potential;

      -- favorably located, either individually or in clusters, in large urban areas and along major transportation corridors; and

      --   complementary to our existing coverage areas.

     We believe there are tower acquisition opportunities currently available from both wireless service providers and smaller independent tower operators. Furthermore, we believe that the number of tower opportunities available in the future is likely to grow as large wireless communications service providers and smaller independent tower companies continue to divest their tower holdings. We regularly evaluate acquisition opportunities, engage in negotiations and submit bids with respect to acquisitions of individual towers, groups of towers and entities that own or manage towers and related businesses. In addition to our acquisition of 2,000 towers from Nextel in April 1999, we continue to seek partnerships and other strategic arrangements with other major wireless communications carriers in order to assume ownership of their towers.

     EXPANDING THE SUITE OF SERVICES WE OFFER AND PURSUING CROSS-SELLING OPPORTUNITIES

     We believe our ability to provide a package of integrated services, which have traditionally been offered by multiple subcontractors coordinated by a carrier's deployment staff, will make us a preferred provider of all outsourced antennae site and network services. For example, we believe that our leadership in rooftop and in-building access will give us an advantage across all of our product offerings as fixed wireless carriers expand their networks and as wireless telephone and data companies increasingly focus on network deployment and in-building service. In addition, our leadership in broadcast tower design, fabrication and construction will give us a competitive advantage as broadcasters increasingly outsource tower and facilities ownership and management.

PRODUCTS AND SERVICES

     WIRELESS TOWER OWNERSHIP AND LEASING

     We are one of the largest independent owners and operators of wireless communications towers in the United States and Canada. We provide antennae site leasing services, which primarily involve the leasing of antennae space on our communications towers to wireless carriers. Each of our towers has an anchor tenant, and we seek to add several co-location tenants over time. In leasing antennae space, we generally receive monthly lease payments from customers. Our customer leases typically have original terms of five years, with four or five renewal periods of five years each, and usually provide for periodic price increases. Monthly lease pricing varies with the number and type of antennae installed on a communications site.

     The following chart shows the locations of our owned towers as of December 31, 1999:

                          NUMBER
STATE                    OF TOWERS
-----                    ---------
California...........        408
Florida..............        186
Michigan.............        168
Ohio.................        166
Texas................        165
Illinois.............        155
Georgia..............        154
North Carolina.......        130
Louisiana............         99
Alabama..............         94
Washington...........         88
Wisconsin............         85
Tennessee............         81
Missouri.............         62
Indiana..............         55
Mississippi..........         54
Pennsylvania.........         52
South Carolina.......         52
Arizona..............         48
Massachusetts........         44
Oregon...............         43
Oklahoma.............         39
Nevada...............         38
Maryland.............         35
Colorado.............         33
New Mexico...........         30
Minnesota............         25
Utah.................         23
New Jersey...........         19
Virginia.............         18
Kansas...............         17
New York.............         16
Iowa.................         14
Alberta..............         13
Other................         56
                           -----
Total................      2,765
                           =====

     In addition to towers we build for Nextel under the master site commitment agreement and towers we selectively build and acquire, we also expect to expand our tower portfolio through build-to-suit programs. Under build-to-suit programs, we utilize our network development capabilities to construct tower networks after having signed an antenna site lease agreement with an anchor tenant and having made the determination that the initial or planned capital investment for that tower network would not exceed a targeted multiple of tower cash flow after a certain period of time.

     In addition to leasing antenna space, we also provide maintenance and management services at our communication sites. In providing these services to our customers we use a combination of in-house personnel and independent contractors. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management and are particularly responsible for monitoring, security, access and lighting, radio frequency emission and interference issues, signage, structural engineering and tower capacity, tenant relations and supervision of independent contractors. We hire local independent contractors to perform routine maintenance functions, such as landscaping, pest control, snow removal and site access.

     WIRELESS ROOFTOP AND IN-BUILDING ACCESS

     We are the largest independent provider of rooftop and in-building access services in the United States. We are the exclusive site manager for approximately 12,700 diverse real estate properties, with significant access clusters in New York, Philadelphia, Baltimore/Washington, D.C., Atlanta, New England, Florida, Western Pennsylvania/Ohio/Indiana, Chicago, Seattle, Southern California, Texas and St. Louis. A principal attraction of this portion of our business is the opportunity to develop new sources of revenue and value for building owners by managing:

      --   rooftops for transmitting and receiving installations; and

      -- rooftops, risers and internal telecommunications equipment space for competitive voice, data and Internet services offered to in-building tenants.

     Wireless communications carriers utilize our managed sites as transmitting locations, often where there are no existing towers for co-location or where new towers are difficult to build. Our transmitting tenants encompass a broad array of wireless communications providers, including personal communications service, cellular, enhanced specialized mobile radio, specialized mobile radio, wireless data, two-way radio, microwave, wireless cable and paging companies. As the largest rooftop and in-building access manager in the United States, we provide services to the facilities-based (wired and wireless) competitive local exchange carrier and Internet service provider market. We have executed agreements allowing these carriers access to over 3,000 properties, including agreements with national providers such as Adelphia Business Solutions, AT&T Local Services, Eureka Broadband, NEXTLINK, Site Line, Teligent and WinStar, as well as numerous regional carriers. These access agreements are, to date, predominantly for office and industrial properties.

     Our managed portfolio contains over 3,300 office and industrial properties encompassing over 375 million square feet. We are engaged by ten of the top nineteen office real estate investment trusts, based on market capitalization, in the United States, according to the National Association of Real Estate Investment Trusts. In most cases, multiple carriers will access a single property. Our management contracts are generally for a period of three to five years, and contain renewal periods unless terminated by either party before renewal or upon an uncured default. Under these contracts, we are engaged as the exclusive site manager for rooftop management. In most cases, we are also engaged as the exclusive manager for riser and telecommunications access management. As the site manager, we are responsible for marketing the properties as part of our portfolio of potential telecommunications sites, reviewing existing license agreements, negotiating new license agreements, managing and enforcing those agreements, supervising installation of equipment by carriers to ensure, among other things, non-interference with other users, as well as site billing, collections and contract administration. For these services, we receive a percentage of occupancy fees, which is higher for the new carriers we add than for existing carriers. Upon any termination of a contract, unless due to our default, we are entitled to continue to receive our percentage with respect to carriers added during the term of our management agreement for so long as they remain tenants.

     NETWORK DESIGN AND DEPLOYMENT SERVICES

     We are a leading provider of design and deployment services for wireless networks. These services include architectural and engineering design, tower construction, line and antenna installation and site acquisition services. We offer these services individually and as an integrated package. We believe that we have a competitive advantage in our ability to provide comprehensive network development services by eliminating our customers' need to seek services from different providers.

     In providing these network design and deployment services, we have developed the capability to effectively manage multiple site acquisition and tower development projects in various locations at the same time. Where appropriate, we supplement our in-house expertise with a pre-qualified pool of local contractors and advisors. In addition, we have developed detailed and standardized site acquisition and construction specifications and procedures that allow us to rapidly construct tower networks. Wireless carriers require aggressive network build-out schedules, and uniform procedures and specifications allow for reduced employee training time, improved vendor performance and quicker identification of potential tower sites.

     Architectural and Engineering Design. Our architecture and engineering team manages a complex array of electrical, structural and architectural elements while interfacing with our clients and construction crews to ensure that site-specific objectives are reflected in construction documents. Our structural engineering and design abilities enable us to construct towers that have maximum antenna site capacity based on the physical features of the land on which the tower is constructed and the demand in the market in which the tower is located. We seek to design aesthetically acceptable sites and construct towers with minimal environmental impact. Our custom structure design abilities combined with our engineering skills also allow us to build towers in geographically difficult locations at competitive prices. We believe that this specialty service will enable us to compete effectively in regions in which other companies are not able to participate on a cost-efficient basis.

     Tower Construction. Our engineering, general contracting, electrical, structural steel and other specialty licenses allow us to perform services required to design, develop and construct communications towers. Our ability to perform civil and electrical engineering as well as tower construction enables us to expedite and simplify this phase of development by minimizing the need to subcontract.

     During tower construction, a project team of five to seven people is dispatched to the site. A temporary field office is established at the site. The project team is typically composed of our permanent employees, but may be supplemented with local hires.

     We use our information technology abilities to create construction models, development budgets, critical path schedules and status reports covering schedules and costs throughout the course of a project. Our civil engineering capability allows us to prepare the construction site by leveling the land, removing vegetation and installing access roads as needed. Based on the results of soil tests that we conduct at each site, we design and build the tower foundation. After the foundation is in place, we erect the tower. We utilize our structural engineering capability by constructing a tower designed for maximum antenna capacity.

     Line and Antenna Installation. After erecting the tower and placing the equipment shelter, we install the antennae and feed lines, including the sweep, test and orientation. Depending on the project, electricity is installed either during the erection process to conform with the FAA lighting requirements or after the tower has been constructed. Our technical crews are regularly trained in cellular, microwave, fiber optic and direct current power plant system installation and testing methods. We are also a leader in designing and implementing in-building wireless systems, as well as a broad range of cellular and personal communications services repeater systems. Our test equipment and dedicated radio frequency testing teams allow us to monitor and maintain system integrity and quality control.

     We also offer the ability to construct the switch facility that controls an antenna's communications with other communications sites. Although switch construction is not performed at every project site, it is an additional specialty service we provide.

     After constructing the tower, placing the equipment shelter and completing the antenna work, we install grounding lines and protective fencing around the site. We then perform final grounding and landscaping as necessary to complete the project.

     Site Acquisition Services. We offer a full range of site acquisition services, including network pre-design, communication site selection, communication site acquisition and local zoning and permitting. We offer these services through local contractors who have knowledge and expertise in the specific geographic area.

     BROADCAST TOWER DEVELOPMENT AND LEASING

     We are a leading provider of broadcast tower analysis, design, fabrication, installation, and technical services. We have over 50 years of experience in the broadcast tower industry and have worked on the development of more than 700 broadcast towers, which we believe represent approximately 50% of the existing broadcast tower infrastructure in the United States. Our broadcast tower group extends our core business of outsourced wireless antenna sites to broadcast towers. We intend to capitalize on our broadcast tower development expertise to create tower ownership and leasing opportunities.

     In November 1999, Congress passed the Community Broadcasters Protection Act of 1999, which directs the FCC to offer a new Class A status to qualifying low power television stations. To qualify, Class A low power television stations, which were required to notify the FCC of their eligibility by January 28, 2000, will have to meet certain programming and operational criteria. Under the statute, Class A low power television stations will not be protected from interference from digital television stations proposing to maximize their DTV service, provided the digital television stations notified the FCC of their intent to maximize facilities no later than December 31, 1999, and the digital television stations submit a maximization application by May 1, 2000. The FCC must adopt rules to govern the new service by the end of March 2000, after which qualifying Class A low power television stations will be required to file a formal application. As part of a rulemaking which the FCC commenced earlier this year, the agency will consider specific protection criteria to be applied in evaluating Class A low power television station operations vis-a-vis full power and other low power television stations. The standards that are adopted may affect the ability of applicants for digital television facilities and proponents of modified analog facilities to change their existing or future proposals and may affect their current tower utilization plans.

     In 1996, the FCC mandated the conversion of analog television signals to digital. The mandate specifies that by May 1, 2003, each television station in the United States must complete construction of new digital broadcasting facilities and, beginning April 21, 2003, must be simulcasting at least 50% of its programming on both its analog and digital facilities. This conversion creates significant potential demand for co-location on broadcast towers.

     Broadcast towers require a high level of technical design and erection expertise, as they reach heights of up to 2,000 feet. Broadcast towers support extremely powerful television and FM radio signals over entire metropolitan areas. The existing domestic broadcast tower infrastructure was generally developed to accommodate individual broadcast signals. This broadcast tower infrastructure was built primarily in the 1940's and 1950's. Today, it is considered to be at capacity and somewhat antiquated. The FCC mandate creates significant infrastructure deployment requirements and burdens for the broadcast community in the United States. In addition, the engineering and construction expertise for broadcast towers is limited to a relatively small number of fabrication and construction companies that specialize in broadcast towers.

     Recognizing this opportunity to capitalize on the broadcast infrastructure tower development and leasing requirement, we have developed a strategic plan that is designed to position us as the leading tower resource in the broadcast sector. We have identified the critical core competencies necessary to fulfill broadcast industry requirements. We offer broadcast tower engineering, fabrication and erection services. In addition, we have original tower design specifications and considerable tower modification historical information on approximately 50% of the existing broadcast tower infrastructure. We believe that this intellectual property positions us as one of broadcasters' first points of contact for any broadcast tower project.

CUSTOMERS

     Our primary customer currently is Nextel. On a pro forma basis after giving effect to the Nextel acquisition, the Westower merger and certain other transactions, Nextel represented approximately 29% of our revenues for the year ended December 31, 1999.

     Nextel provides a wide array of digital wireless communications services throughout the United States. Nextel offers a differentiated, integrated package of digital wireless communications services under the Nextel brand name, primarily to business users. Nextel's digital mobile network constitutes one of the largest integrated wireless communications systems utilizing a single transmission technology in the United States. Nextel has significant specialized mobile radio spectrum holdings in and around every major business population center in the country, including all of the top 50 metropolitan statistical areas in the United States. Nextel files periodic reports and other information with the SEC. For more information about Nextel, you should read Nextel's SEC filings. However, we are not incorporating any of Nextel's SEC filings by reference into this document.

     In addition, our customers also include several of the largest wireless service providers in the United States, including AT&T Wireless and Sprint PCS. We also have provided services to enhanced specialized mobile radio, specialized mobile radio and cellular wireless providers. For the year ended December 31, 1997, Powertel, Sprint PCS, GTE Mobility, Intercel and Horizon accounted for 38.9%, 18.8%, 14.7%, 13.0% and 11.2%, respectively, of our revenues. For the year ended December 31, 1998, Powertel and Tritel accounted for 46.6% and 24.3%, respectively, of our revenues. For the year ended December 31, 1999, Nextel accounted for 35.0% of our revenues. During this period, no other customer accounted for more than 10% of SpectraSite's revenues.

SALES AND MARKETING

     We believe that our ability to satisfy a wide range of our customer's network deployment requirements will make us a preferred provider of all outsourced antennae site and network services. Our sales and marketing goals are to:

      -- use existing relationships and develop new relationships with wireless service providers to lease antenna space on our owned and managed communication sites; and

      -- form affiliations with select communications system vendors who utilize end-to-end services, including those provided by SpectraSite, which will enable us to market our services and products through additional channels of distribution.

     Historically, we have capitalized on the strength of our experience, performance and relationships with wireless service providers to obtain build-to-suit projects, and we intend to continue to emphasize our capability in these areas in selling our broad range of services.

     Maintaining and cultivating relationships with wireless service providers is a main focus of senior management. In addition, we have a dedicated group of representatives focused on sales efforts and establishing relationships with wireless service providers. The representatives are assigned specific accounts based on historical experience with a provider and the quality of the relationship between the SpectraSite representative and such provider. Most wireless service providers have national corporate headquarters with regional offices. We believe that most decisions for site acquisition and site leasing services are made by providers at the regional level with input from their corporate headquarters. Our sales representatives work with provider representatives at the local level and, when appropriate, at the national level. Our sales staff compensation is heavily weighted to incentive-based goals and measurements. In addition to our dedicated marketing and sales staff, we rely upon our executive and operations personnel at the national and field office levels to identify sales opportunities within existing customer accounts, as well as acquisition opportunities.

COMPETITION

     Our principal competitors include American Tower Corporation, Crown Castle International Corp., Pinnacle Holdings Inc. and SBA Communications Corporation.

     Towers are not the only kind of platform for radio transmitters. The FCC has authorized numerous entities and is considering applications from many others to provide fixed and mobile satellite services using various frequency bands in a manner that may compete with terrestrial service providers. Iridium LLC, for example, has commenced space-borne provision of mobile satellite service, although it is currently subject to bankruptcy proceedings. Teledesic plans to provide high-speed fixed satellite data services through low-earth-orbit satellites. In 1997, the FCC allocated one gigahertz of spectrum in the 47 GHz band for any use consistent with the spectrum allocation table. The FCC has decided to auction this spectrum in 200 MHz blocks for the provision of communications services. It is unclear whether these new technologies will be commercially feasible, and to what extent they will offer significant competitive alternatives to terrestrial structures.

EMPLOYEES

     As of December 31, 1999, SpectraSite had 1,198 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good. Due to the nature of the site construction business, we may experience increases and decreases in employees as site construction contracts are entered into or completed.

INTERNATIONAL

     Our primary focus is on operations in the United States and Canada. However, we evaluate possible international opportunities and may, in the future, pursue opportunities we consider attractive.

REGULATORY AND ENVIRONMENTAL MATTERS

     FEDERAL REGULATIONS

     Both the FCC and the FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting, marking and lighting of towers and may, depending on the characteristics of particular towers, require registration of tower facilities. Wireless communications antennae operating on towers are separately regulated and independently licensed by the FCC based upon the particular frequency being used and the service being provided. In addition to these regulations, SpectraSite must comply with certain environmental laws and regulations.

     Under the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antennae structures. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct or modify existing structures above certain heights or within certain proximity to airports are reviewed by the FAA to ensure they will not present a hazard to aviation. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements. The FCC will not license the operation of wireless telecommunications antennae on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA. The FCC also enforces special lighting and painting requirements. Owners of towers on which wireless communications antennae are located have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. SpectraSite generally indemnifies its customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties and tort liability.

     In 1995, the FCC adopted regulations making the owners of towers, rather than communications licensees, primarily responsible for compliance with antenna structure painting and lighting requirements. These rule changes are based on statutory amendments adopted by Congress in 1992 extending regulatory jurisdiction to tower owners. Communications licensees are now secondarily responsible for tower maintenance if the tower owners are unwilling or unable to perform those duties. Currently, these requirements apply to antenna structures that are more than 200 feet in height, or that may interfere with the approach or departure space of a nearby airport runway.

     The regulatory requirements adopted in 1995 required tower owners, like SpectraSite, to register existing structures by state, in accordance with filing windows, over a two-year period between July 1, 1996 and June 30, 1998. Historically, tower locations were determined using area maps. The FCC has recognized that, with the proliferation of inexpensive, satellite-based locating devices, such as Global Positioning System receivers, structures can now be easily located with a higher degree of accuracy. Accordingly, the FCC has told owners who determined that tower registration information conflicted with previously issued licenses for antennae on their towers to register their structures using the new data and to seek new FAA determinations of no hazard as necessary under the FAA's rules. The FCC also has instructed licensees or permittees who discovered that the coordinates on their authorizations differed from those determined by more accurate means to submit corrective construction permit applications. In February 1999, the FCC's Wireless Telecommunications Bureau announced a new policy under which defective applications for wireless authorizations and antenna structure registrations will be summarily dismissed, without giving the applicants an opportunity to amend but requiring them to correct and retender their applications. As part of the new policy, the Bureau said that effective May 1, 1999, it will return and not process tower registration applications including data that do not agree with information listed on previously issued FAA determinations. The FCC also announced that applications for FCC communications authorizations would be dismissed if a tower registration number is not listed on the FCC application. Although the FCC initially said the rule affecting communications applications would apply beginning May 1, 1999, for applicants proposing antennae on existing structures, and July 1, 1999, for applicants proposing to utilize new towers, the FCC in late April 1999 extended these deadlines. For services, such as cellular, paging, and personal communications services, which have already had their records converted to the FCC's new Uniform Licensing System database, the new tougher dismissal rule applied effective July 1, 1999. For other communications services that have not yet been converted to the Uniform Licensing System, the FCC said the new processing rules would go into effect six months after each service's incorporation into the Uniform Licensing System. This new policy means that for towers to be of use to FCC applicants, it will be necessary for tower owners to notify the FAA and obtain FCC tower registrations well in advance of the date tenants will be filing FCC applications.

     In December 1998, the FCC announced that a recent audit of existing antenna structures revealed that over one quarter of the audited structures had not been registered as required by the FCC's rules. In light of this finding and several reported near misses of towers by aircraft, the FCC in January 1999 announced a no-tolerance policy, requiring all owners of existing unregistered structures to register them immediately or face monetary forfeitures or civil fines. SpectraSite has been working to review the registration of the towers it has acquired and to confirm the accuracy of the information submitted to the FAA and the FCC by the prior owners.

     The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities' jurisdiction over the construction, modification and placement of wireless communications towers. The new law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. The 1996 Telecom Act also requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

     STATE AND LOCAL REGULATIONS

     Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, SpectraSite conducts the site acquisition portions of its site acquisition services business through licensed real estate brokers or agents, who may be employees of SpectraSite or hired as independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build towers have encountered an array of obstacles arising from state and local regulation of tower site construction, including environmental assessments, fall radius assessments, marketing/lighting requirements, and concerns with interference to other electronic devices. The delays resulting from the administration of such restrictions can last for several months, and when appeals are involved, can take several years.

     ENVIRONMENTAL REGULATIONS

     Owners and operators of communications towers are subject to, and, therefore, must comply with environmental laws. The FCC's decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws which may require investigation and clean-up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  PROPERTIES


     SpectraSite is headquartered in Cary, North Carolina, where it currently leases 62,136 square feet of space. We have established regional offices in the Atlanta, Chicago and San Francisco areas. We open and close project offices from time to time in connection with our network design and development services, which offices are generally leased for periods not exceeding 18 months.

     We own a broadcast tower manufacturing facility located in Pine Forge, Pennsylvania. We also own five acres of land in Surrey, British Columbia, Canada, on which a 10,000 square foot wireless tower fabrication, assembly and storage facility and a 5,000 square foot office building are located; four acres of land near Montreal, Quebec, Canada, on which a 7,000 square foot facility is located; a one acre lot in Houston, Texas, on which approximately 2,500 square feet of office space and 5,000 square feet of warehouse space are located; 8.6 acres of land in Visalia, California, on which a 57,000 square foot broadcast tower manufacturing facility is located; and 0.4 acres of land in Tucson, Arizona, on which a 6,250 square foot office building is located. We also lease office space in the following locations:

      --   Phoenix and Tucson, Arizona;

      --   Little Rock, Arkansas;

      --   Burbank, Los Angeles, Newport Beach, Sacramento and San Jose,
           California;

      --   Ft. Lauderdale, Palm Beach Gardens, Tampa and Orlando, Florida;

      --   Ridgeland, Mississippi;

      --   Las Vegas, Nevada;

      --   Syracuse, New York;

      --   Charlotte and Greensboro, North Carolina;

      --   Columbus, Ohio;

      --   Portland and Roseburg, Oregon;

      --   Conshohocken, Forty Fort and Upper Gwynedd Township, Pennsylvania;

      --   Austin, Dallas and Houston, Texas;

      --   Redmond and Seattle, Washington; and

      --   Alberta, Nova Scotia and Ontario, Canada.

     Our interests in communications sites are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five acre tract which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have an initial term of five years, with five additional five-year renewal periods. You should read "--Products and Services--Wireless Tower Ownership and Leasing" for a list of the locations of our owned towers.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, SpectraSite is involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceeding, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET PRICES

    Prior to our acquisition of Westower Corporation in a merger transaction, our common stock was privately held with no public trading market. On September 1, 1999, our common stock was approved for trading on the Nasdaq National Market under the symbol "SITE", and public trading commenced on September 3, 1999. The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the Nasdaq National Market for the period from September 3, 1999 through September 30, 1999 and the fourth quarter of 1999.

                                                                                COMMON STOCK
                                                                               --------------
                                                                              HIGH         LOW
                                                                             ------       -----
1999
Third quarter (beginning September 3)................................        $14 7/8      $    11
Fourth quarter.......................................................         12 1/8        7 3/8
2000

    As of February 29, 2000, there were approximately 239 holders of record of our common stock.

DIVIDEND POLICY

    We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the indentures governing our senior discount notes restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors consider relevant. Furthermore, because SpectraSite Holdings is a holding company, it depends on the cash flow of its subsidiaries, and SpectraSite Communications' credit facility imposes restrictions on Holdings' subsidiaries ability to distribute cash to Holdings.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


     The following table sets forth summary historical financial data derived from our consolidated financial statements, as of and for:

      --   the year ended December 31, 1996;

      --   the period from January 1, 1997 to May 12, 1997;

      -- the period from SpectraSite's inception on April 25, 1997 to December 31, 1997;

      --   the year ended December 31, 1998; and

      --   the year ended December 31, 1999.

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

                                              TELESITE (PREDECESSOR)     SPECTRASITE                       SPECTRASITE
                                             -------------------------   ------------                 ---------------------
                                                            JANUARY 1,    APRIL 25,     TELESITE &         YEAR ENDED
                                              YEAR ENDED      1997-         1997-       SPECTRASITE       DECEMBER 31,
                                             DECEMBER 31,    MAY 12,     DECEMBER 31,    COMBINED     ---------------------
                                                 1996          1997          1997          1997         1998        1999
                                             ------------   ----------   ------------   -----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Site leasing.............................     $   --        $   --       $    --        $    --     $    656   $   46,515
  Network services.........................      8,841         1,926         5,002          6,928        8,142       53,570
                                                ------        ------       -------        -------     --------   ----------
Total revenues.............................      8,841         1,926         5,002          6,928        8,798      100,085
                                                ------        ------       -------        -------     --------   ----------
Operating expenses:
  Costs of operations (excluding
    depreciation and amortization expense):
    Site leasing...........................         --            --            --             --          299       17,825
    Network services.......................      2,255           595         1,120          1,715        2,492       36,489
  Selling, general and administrative
    expenses...............................      4,256         1,742         7,390          9,132        9,690       38,182
  Depreciation and amortization expense....         91            56           489            545        1,268       37,976
  Restructuring and non-recurring
    charges................................         --            --            --             --           --        7,727
                                                ------        ------       -------        -------     --------   ----------
Total operating expenses...................      6,602         2,393         8,999         11,392       13,749      138,199
                                                ------        ------       -------        -------     --------   ----------
Operating income (loss)....................     $2,239        $ (467)      $(3,997)       $(4,464)    $ (4,951)  $  (38,114)
                                                ======        ======       =======        =======     ========   ==========
Net income(loss)...........................     $2,289        $ (503)      $(3,890)       $(4,393)    $ (9,079)  $  (97,668)
Net income (loss) applicable to common
  shareholders.............................      2,289          (503)       (4,390)        (4,893)     (11,235)     (98,428)
Net loss per share (basic
  and diluted).............................                                $ (5.21)                   $ (11.98)  $   (12.48)
Weighted average common shares
  outstanding (basic and diluted)..........                                    842                         938        7.886
OTHER DATA:
Net cash provided by (used in) operating
  activities...............................     $1,109        $  (71)      $   223        $   152     $ (2,347)  $   17,555
Net cash provided by (used in) investing
  activities...............................       (853)         (322)       (7,178)        (7,500)     (45,002)    (813,225)
Net cash provided by (used in) financing
  activities...............................       (266)          390         9,189          9,579      144,663      733,900
EBITDA(a)..................................      2,330          (411)       (3,508)        (3,919)      (3,683)       7,589
Capital expenditures(b)....................        498            64           850            914       26,598      644,778
SELECTED OPERATING DATA (AT END OF PERIOD):
Number of owned towers...............................................................           5          106        2,765
BALANCE SHEET DATA (AT END OF PERIOD):
Cash, cash equivalents and short term investments....................................     $ 2,234     $114,962   $   37,778
Total assets.........................................................................      13,642      161,946    1,219,953
Total long-term debt.................................................................       2,331      132,913      718,778
Total shareholders' (deficiency) equity..............................................      (1,898)     (14,067)     457,756

---------------

(a) EBITDA consists of operating income (loss) before depreciation and amortization expense and restructuring and non-recurring charges. EBITDA is provided because it is a measure commonly used in the communications site industry as a measure of a company's operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies. SpectraSite believes that EBITDA can assist in comparing company performance on a consistent basis without regard to depreciation and amortization expense, which may vary significantly depending on accounting methods where acquisitions are involved or non-operating factors such as historical cost bases. EBITDA presented in the table is consistent with EBITDA calculated under the indentures governing SpectraSite's 2008 notes and its 2009 notes.

(b) Capital expenditures for Telesite have been reduced for the periods ended December 31, 1996 and May 12, 1997 by $340 and $258, respectively. These expenditures were for land and construction in progress which were sold prior to the closing of the acquisition of Telesite.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     SpectraSite's primary focus is on the ownership of multi-tenant towers and leasing of antenna space on such towers. As of December 31, 1999, we had 2,765 towers in service, as compared to 106 towers at December 31, 1998. As a result of our limited operating history and primary focus on tower ownership and leasing, management believes that our results of operations for the period ended December 31, 1997 and for the years ended December 31, 1998 and 1999 are not indicative of our results of operations in the future. We previously operated in one business segment. As a result of the Nextel tower acquisition and the Westower merger, we now operate in two business segments, site leasing and network services. For further details about our business segments, refer to Note 11 to our consolidated financial statements.

     Historically, we have derived most of our revenues from network services activities. As a result of recent acquisitions, principally the Nextel and Westower transactions, we expect that network services and antenna site leasing will generate most of our revenues. On a pro forma basis, after giving effect to the Nextel tower acquisition, the Westower merger and certain other transactions, site leasing and network services would have represented 36% and 64% of our revenues, respectively, for the year ended December 31, 1999. We believe that our site leasing business will continue to represent a substantial portion of our revenues and will continue to grow as we increase our network of towers.

     Our two largest expense line items have been depreciation and amortization and selling, general and administrative expense. Depreciation expense primarily relates to our towers, which we depreciate over 15 years. In 1999, amortization expense is primarily due to goodwill associated with the Westower merger. On a pro forma basis, after giving effect to the Nextel tower acquisition, the Westower merger and certain other transactions, depreciation and amortization expense would have represented 35% of revenues for the year ended December 31, 1999. We experienced a significant increase in selling, general and administrative expense in 1999 as we integrated Westower's operations and increased our employee base to market and manage the 2,000 Nextel towers and build towers for Nextel under the master site commitment agreement.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Consolidated revenues for the year ended December 31, 1999 were $100.1 million, an increase of $91.3 million from the year ended December 31, 1998. Revenues from site leasing increased to $46.5 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31, 1998, primarily as a result of revenues derived from 2,000 communications towers which we acquired from Nextel in April 1999. We owned 2,765 communications towers at December 31, 1999 compared to 106 communications towers at December 31, 1998.

     Revenues from network services increased to $53.6 million for the year ended December 31, 1999 compared to $8.1 million for the year ended December 31, 1998, primarily as a result of the acquisition of Westower in September 1999. In September 1999, we announced that we would no longer directly provide site acquisition services. Revenues from site acquisition activities were $7.2 million and $8.1 million in the years ended December 31, 1999 and 1998, respectively.

     Costs of operations increased to $54.3 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998. The increase in costs was attributable to operating costs of the 2,000 communications towers purchased from Nextel in April 1999 and the acquisition of Westower in September 1999. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38.3% for the year ended December 31, 1999 from 45.6% for the year ended December 31, 1998 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. As our site leasing operations mature, additional tenants on a tower will generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 68.1% for the year ended December 31, 1999 from 30.6% for the year ended December 31, 1998. This increase is due to construction activities associated with Westower's operations which have higher levels of direct costs than our historical site acquisition activities.

     Selling, general and administrative expenses increased to $38.2 million for the year ended December 31, 1999 from $9.7 million for the year ended December 31, 1998. The increase is a result of expenses related to additional corporate overhead and field operations implemented to manage and operate the growth in the ongoing activities of SpectraSite and the acquisition of Westower.

     Depreciation and amortization expense increased to $38.0 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998, primarily as a result of the increased depreciation from the towers we acquired or constructed and amortization of goodwill related to the Westower acquisition.

     For the year ended December 31, 1999, we recorded restructuring and non-recurring charges of $7.7 million. In September 1999, we announced that we would no longer directly provide site acquisition services. As a result, we recorded restructuring charges of $7.1 million, of which $6.2 million related to the write-off of goodwill associated with the purchase of Telesite Services, LLC and $0.9 million related to costs of employee severance. In March 1999, SpectraSite announced that it would relocate its marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to its corporate headquarters in Cary, North Carolina. As a result, we recorded a non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities.

     As a result of the factors discussed above, our loss from operations was $38.1 million for the year ended December 31, 1999 compared to $5.0 million for the year ended December 31, 1998.

     Net interest expense increased to $58.6 million during the year ended December 31, 1999 from $4.6 million for the year ended December 31, 1998, reflecting additional interest expense due to the issuance of our 12% senior discount notes due 2008 in June 1998 and our 11 1/4% senior discount notes due 2009 in April 1999, as well as borrowings under our credit facility in April 1999.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997

     The following is a discussion of the financial condition and results of operations of SpectraSite for the year ended December 31, 1998 and the year ended December 31, 1997, which consists of the period from April 25, 1997 through December 31, 1997 and Telesite's results of operations for the period from January 1, 1997 through May 12, 1997.

     Revenues increased to $8.8 million for the year ended December 31, 1998 from $6.9 million for the year ended December 31, 1997 due to the initiation of site leasing activity and an increase in the number and size of site development services projects.

     Selling, general and administrative expenses, including depreciation expense, increased to $11.0 million for the year ended December 31, 1998 from $9.7 million for the year ended December 31, 1997. The increase is a result of expenses related to additional corporate overhead to manage and operate the ongoing activities of SpectraSite. Marketing expenses related to tower development activities as well as the site acquisition operations also contributed to the increase in expenses. Telesite did not actively market its services, relying primarily on its reputation in the industry and customer referrals to generate revenues. To support our entry into tower development and leasing, we have established a dedicated marketing effort which promotes tower development and leasing as well as site acquisition services. Amortization of goodwill increased to approximately $0.6 million in the year ended December 31, 1998 compared to approximately $0.3 million in the year ended December 31, 1997 as a result of acquisitions.

     As a result of the factors discussed above, our operating loss was $5.0 million for the year ended December 31, 1998, compared to $4.5 million for the year ended December 31, 1997.

     Other income, which consists primarily of gain on sales of assets and equity in earnings of affiliates, increased to approximately $0.5 million for the year ended December 31, 1998 from approximately $0.1 million for the year ended December 31, 1997. The increase is a result of a gain on the sale of assets in connection with the disposal of Metrosite during the first quarter of 1998 of approximately $0.5 million. During the year ended December 31, 1997, we recognized approximately $0.2 million as equity earnings of Communication Management Specialists. We disposed of our interest in Communication Management Specialists during the second quarter of 1998 and did not recognize any equity in the earnings of this affiliate during 1998.

     COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO TELESITE'S RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996

     The following is a discussion of the financial condition and results of operations of SpectraSite for the year ended December 31, 1997, which consists of and for the period from April 25, 1997 through December 31, 1997 and Telesite's results of operations for the period from January 1, 1997 through May 12, 1997, and of Telesite for the year ended December 31, 1996.

     Total revenues decreased to $6.9 million for the year ended December 31, 1997 from $8.8 million for the year ended December 31, 1996 due primarily to the decreased demand for site development services from more established personal communications services licensees as a result of their completing the first phase of construction in their initial markets and not yet commencing secondary build-outs in such markets or in additional markets, and the fact that holders of certain more recently issued licenses had not yet commenced construction of tower networks in their respective markets.

     Selling, general and administrative expenses increased to $9.1 million for the year ended December 31, 1997 from $4.3 million for the year ended December 31, 1996. The increase is a result of the expenses related to management of the ongoing activities of SpectraSite, expenses related to the implementation of tower development and marketing activities, one-time non-cash charges of approximately $2.6 million as a result of the formation of SpectraSite, amortization of goodwill of approximately $0.3 million in connection with our acquisition of Telesite and expenses incurred in connection with the operations of Metrosite. We sold our interest in Metrosite during early 1998. We anticipate that in the future costs related to tower development activities will be capitalized as part of the cost of the towers.

     Operating loss was $4.5 million for the year ended December 31, 1997 compared to $2.2 million of operating income for the year ended December 31, 1996. The change is primarily a result of the decline in revenues and the increase in selling, general and administrative expenses attributable to the commencement of operations of SpectraSite.

     Other income, which consists primarily of equity in earnings of affiliates, was approximately $0.1 million for the year ended December 31, 1997 and for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications. Prior to July 15, 2003, interest expense on the 2008 notes will consist solely of non-cash accretion of original issue discount and the 2008 notes will not require annual cash interest payments. After such time, the 2008 notes will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. The 2008 notes mature on July 15, 2008. Similarly, prior to October 15, 2004, interest expense on the 2009 notes will consist solely of non-cash accretion of original issue discount and the 2009 notes will not require annual cash interest payments. After such time, the 2009 notes will have accreted to approximately $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 2009 notes mature on April 15, 2009. Furthermore, our credit facility provides for periodic principal and interest payments.

     Our ability to fund capital expenditures, make scheduled payments of principal of, or pay interest on, our debt obligations, and our ability to refinance any such debt obligations, including the 2008 notes and the 2009 notes, will depend on our future performance, which, to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures, including an expected approximate amount of $200 million during the first half of 2000, primarily to fund the construction and acquisition of additional communications towers. Management believes that cash flow from operations, available cash as of December 31, 1999, net proceeds received from our public offering of common stock in February 2000 and anticipated available borrowings under the credit facility will be sufficient to fund our capital expenditures for the foreseeable future. However, if acquisitions or other opportunities present themselves more rapidly than we currently anticipate or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital prior to the end of 2000 or reduce the scope of tower construction and acquisition activity. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

     CASH FLOWS

     For the year ended December 31, 1999, cash flows provided by operating activities were $17.6 million as compared to $2.3 million used in operating activities in the year ended December 31, 1998. The change is primarily attributable to the favorable cash flows generated from communications tower acquisitions in 1999.

     For the year ended December 31, 1999, cash flows used in investing activities were $813.2 million compared to $45.0 million for the year ended December 31, 1998. In the year ended December 31, 1999, SpectraSite invested $692.8 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communication towers from Nextel. In addition, we used $128.4 million to acquire Westower in September 1999 and Stainless and Doty-Moore in December 1999. These investments were partially offset by $15.4 million in maturities of short-term investments.

     In the year ended December 31, 1999, cash flows provided by financing activities were $733.9 million as compared to $144.7 million in the year ended December 31, 1998. The increase in cash provided by financing activities was attributable to the proceeds from the sales of Series C preferred stock and the 2009 notes, as well as proceeds from borrowings under the credit facility.

     Net cash used in operating activities during the year ended December 31, 1998 was $2.3 million compared to $0.2 million provided by operating activities during the comparable period in 1997. The increase in cash used in operating activities was primarily attributable to an increase in accounts receivable resulting from the timing of billings related to site development services and the net loss incurred during the year. Net cash used for investing for the year ended December 31, 1998 was $45.0 million compared to $7.5 million for the year ended December 31, 1997. The cash used for investing activities during the year ended December 31, 1998 was primarily the result of the investment of unused proceeds from the sale of the 2008 notes in short-term investments, costs associated with tower construction, the acquisition of towers from Airadigm Communications, Inc. and the acquisition of GlobalComm. The cash used for investing activities during the year ended December 31, 1997 primarily related to the acquisition of Telesite. Net cash provided by financing activities for the year ended December 31, 1998 was $144.7 million compared to $9.6 million for the same period in 1997. The increase in cash provided by financing activities was attributable to the proceeds from the sales of Series B preferred stock and the 2008 notes.

     MERGERS AND ACQUISITIONS

     We acquired 45 communications towers and certain related assets from Airadigm for an aggregate purchase price of $11.25 million in 1998 and 1999. Airadigm is the anchor tenant on 48 of our towers and has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We cannot predict the impact of this proceeding on our future results of operations or financial condition.

     On April 20, 1999, we acquired 2,000 communications towers from Nextel in a merger transaction. All the sites were then leased back to Nextel under a master lease agreement. In addition, in connection with this transaction, Nextel and its controlled affiliates agreed to offer SpectraSite certain exclusive opportunities relating to the construction or purchase of an additional 1,700 sites. Some of these sites may in the future be leased to Nextel Partners Operating Corp. instead of Nextel. Nextel Partners, Inc., the parent of Nextel Partners Operating Corp., is an entity in which Nextel has a minority equity interest. In connection with this acquisition, we paid $560.0 million in cash and issued 14.0 million shares of Series C preferred stock, valued at $70.0 million, to Nextel.

     The following table sets forth the sources and uses of funds for the Nextel tower acquisition in thousands of dollars:

SOURCES OF FUNDS:
Credit facility.....................................   $150,000
11 1/4% senior discount notes due 2009..............    340,004
Series C preferred stock issued to Nextel...........     70,000
Series C preferred stock sold to the Series C
  investors.........................................    231,434
                                                       --------
  Total sources.....................................   $791,438
                                                       ========
USES OF FUNDS:
Cash paid to Nextel.................................   $560,000
Series C preferred stock issued to Nextel...........     70,000
Cash available for general corporate purposes.......    127,688
Estimated fees and expenses.........................     33,750
                                                       --------
  Total uses........................................   $791,438
                                                       ========

     On September 2, 1999, we acquired Westower Corporation, a Washington corporation, in a stock-for-stock merger. In this transaction, Westower stockholders received 1.81 shares of our common stock, plus cash for any fractional Westower share, in exchange for each of their shares of Westower common stock. In connection with the merger, SpectraSite repaid approximately $70.0 million of Westower indebtedness with cash-on-hand. Westower Corporation now operates as a wholly-owned subsidiary of SpectraSite Communications, which in turn is a wholly-owned subsidiary of SpectraSite Holdings.

     On September 8, 1999, we acquired a 33% interest in Concourse Communications Group, LLC for an aggregate purchase price of $2.5 million. Concourse was established to build certain wireless communications infrastructures at facilities owned by the Port Authority of New York and New Jersey, including the Holland and Lincoln Tunnels, World Trade Center Concourse and New York's three major airports. As part of our investment, we agreed to provide approximately $14.4 million of working capital and construction financing to Concourse in the form of secured loans over the next three years. At December 31, 1999, Concourse owed us $2.9 million under these loans. In addition, after three years, we have an option to purchase an additional 33% interest in Concourse, and after six years, we have an option to purchase the remaining interest in Concourse.

     In November 1999, we entered into an agreement to acquire 94 communications towers from DigiPH PCS, Inc. for $36.0 million in cash. The towers span the corridor connecting Jackson, Mississippi, Mobile, Alabama and Tallahassee, Florida. We acquired 61 towers for approximately $23.9 million on December 29, 1999, and we expect to acquire the remaining towers during the first quarter of 2000.

     On December 30, 1999, we acquired Stainless, Inc., formerly a wholly-owned subsidiary of Northwest Broadcasting, L.P., for $40.0 million in cash. Stainless provides engineering, fabrication and other services in connection with the erection of towers used for television broadcast companies. Also on December 30, 1999, we acquired Doty-Moore Tower Services, Inc., Doty-Moore Equipment Company, Inc. and Doty Moore RF Services, Inc. for $2.5 million in cash and 500,000 unregistered shares of our common stock. Doty-Moore is a leading source for broadcast tower construction and technical services. In addition, on January 5, 2000, we acquired Vertical Properties, Inc. in a merger transaction under which we issued 225,000 unregistered shares of our common stock and repaid outstanding indebtedness of approximately $2.0 million. Vertical Properties is a broadcast tower development company formed to meet the needs of broadcasters in secondary broadcast markets faced with the complexities of converting to digital technology through site acquisition, tower placement and leasing of antenna space. On January 28, 2000, we acquired substantially all of the assets of International Towers Inc. and its subsidiaries, including S&W Communications Inc. International Towers owns a modern broadcast tower manufacturing facility and, through S&W Communications, provides integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. We paid $5.5 million and issued an aggregate of 350,000 unregistered shares of our common stock in connection with this acquisition. We borrowed an additional $50.0 million under our credit facility in December 1999 to partially fund these mergers and acquisitions.

     On January 5, 2000, we acquired Apex Site Management Holdings, Inc. in a merger transaction. Apex provides rooftop and in-building access to wireless carriers. We issued approximately 4.5 million unregistered shares of our common stock to the stockholders of Apex and approximately 194,000 options to purchase common stock at an exercise price of $3.58 per share to certain option holders of Apex at the closing of the merger. In addition, we issued approximately 1.5 million additional shares of common stock into escrow, which shares may be released to Apex's stockholders six months after this offering based on the average trading price for our common stock for the 30-day period immediately preceding the six-month anniversary of this offering. We also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger.

     On February 17, 2000, we entered into an agreement with AirTouch and several of its affiliates, under which we agreed to lease or sublease approximately 430 communications towers for $155.0 million, subject to adjustment. Under the terms of the agreement and the master sublease which the parties will enter into at closing, we will manage, maintain and lease the available space on AirTouch towers covered by the agreement and located throughout Southern California. AirTouch will pay us an average monthly fee per site for its cellular, microwave and paging facilities. We also have the right to lease available tower space to co-location tenants in specified situations. We also entered into a site marketing agreement with AirTouch to provide AirTouch with certain tower leasing and marketing services pending the closing of the master sublease, and we have agreed to enter into a three-year exclusive build-to-suit agreement with AirTouch in Southern California. Under the terms of the build-to-suit agreement, we will develop and construct locations for wireless communications towers on real property designated by AirTouch.

     We expect the AirTouch transaction to close in stages, with the initial closing to occur no later than November 15, 2000, if certain conditions are met. The initial closing will involve at least 105 towers and each subsequent closing will involve at least 45 towers, or a smaller number when fewer than 45 towers remain to be transferred, and the final closing will occur no later than six months after the initial closing. At each respective closing, we will pay for the towers included in that closing according to a formula contained in the master sublease. As partial security for our obligations under the master sublease, we deposited $23.0 million into escrow.

     FINANCING TRANSACTIONS

     In connection with the Nextel tower acquisition, we privately placed 46,286,795 shares of Holdings' Series C preferred stock for an aggregate purchase price of $231.4 million. On April 20, 1999, SpectraSite completed the private offering of $586.8 million aggregate principal amount at maturity of 11 1/4% senior discount notes due 2009. We used a portion of the net proceeds from these offerings to partially fund the Nextel tower acquisition and to pay related fees and expenses. We used the remaining proceeds for general corporate purposes, including the purchase and construction of new towers and selective acquisitions.

     Also on April 20, 1999, we entered into a $500.0 million seven-year credit facility. We borrowed $150.0 million under this facility at the closing of the Nextel tower acquisition. We also issued 2.0 million shares of common stock to various parties as consideration for providing financing commitments related to the Nextel tower acquisition. We did not utilize these commitments for the Nextel acquisition primarily because of the success of the 2009 notes offering. We currently have $300.0 million available under our credit facility to fund new tower construction or acquisition activity. In addition, as of December 31, 1999, our cash and cash equivalents were $37.8 million.

     On September 15, 1999, we completed registered exchange offers for our 2008 notes and our 2009 notes. Under a registration rights agreement with the initial purchasers of the 2008 notes, we agreed to complete an exchange offer for the privately placed 2008 notes prior to March 10, 1999. Since we did not complete this exchange offer prior to March 10, 1999, the interest rate on the 2008 notes increased by 0.50% per year. This additional interest accrued on the 2008 notes until we completed the exchange offer, and we paid this interest in cash on January 15, 2000. Similarly, under a registration rights agreement with the initial purchasers of the 2009 notes, Holdings agreed to file a registration statement with the SEC for an exchange offer of registered notes for the privately placed 2009 notes before July 20, 1999. Since we did not file the 2009 notes exchange offer registration statement before July 20, 1999, the interest rate on the 2009 notes increased by 0.50% per year. This additional interest accrued on the 2009 notes until we filed the exchange offer registration statement on August 12, 1999, and we paid this interest in cash on October 15, 1999.

     On February 4, 2000, we completed a public offering of our common stock. We offered 25,645,000 shares of common stock, including an over-allotment option exercised by our underwriters. In addition, each share of our preferred stock converted to a share of common stock upon the closing of the offering. The number of shares of our common stock outstanding immediately after the offering, including the 70,749,625 shares issued upon conversion of the preferred stock and 6,007,996, 225,000 and 350,000 shares issued in connection with our acquisitions of Apex and Vertical Properties in merger transactions and substantially all of the assets of International Towers, Inc., was 123,169,225. We received net proceeds of $411.3 million from the offering, which we intend to use to fund costs related to the construction and acquisition of towers, including under the AirTouch agreements, and for general corporate purposes.

     INFLATION

     Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

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

YEAR 2000 COMPLIANCE

     We have not experienced any immediate adverse impact from the transition to the year 2000. However, we cannot assure you that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the year 2000 may not process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we continue to monitor our year 2000 compliance and the year 2000 compliance of our suppliers and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of December 31, 1999. The following table presents principal cash flow and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under the credit facility.

                                                     EXPECTED MATURITY DATE
                          ----------------------------------------------------------------------------
                            1999       2000       2001       2002       2003     THEREAFTER    TOTAL
                          --------   --------   --------   --------   --------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Long-term obligations:
  Fixed rate............  $     --   $     --   $     --   $     --   $     --    $516,251    $516,251
     Average interest
       rate.............        --         --         --         --         --        11.5%       11.5%

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information required by this Item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of SpectraSite are as follows:

            NAME                                    AGE                         POSITION
    ----------------------                          ---                         --------
    Stephen H. Clark............................     55       President and Chief Executive Officer
    Timothy G. Biltz............................     41       Chief Operating Officer
    David P. Tomick.............................     48       Executive Vice President, Chief Financial Officer and
                                                              Secretary
    Richard J. Byrne............................     42       Executive Vice President--Business Development
    Calvin J. Payne.............................     47       Executive Vice President--Design and Construction
    Terry L. Armant.............................     51       Senior Vice President--Operations
    John H. Lynch...............................     42       Vice President, General Counsel
    Daniel I. Hunt..............................     35       Vice President--Finance and Administration
    Steven C. Lilly.............................     30       Vice President and Treasurer
    Douglas A. Standley.........................     42       Vice President--Broadcast Group
    Alexander L. Gellman........................     38       Vice President--Site Management Group

         The remaining information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

         Other than as set forth below, the information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2000 Annual Meeting of Stockholders.

      SUMMARY COMPENSATION TABLE

      The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of SpectraSite to its Chief Executive Officer and four other most highly compensated executive officers for the years ended December 31, 1997, 1998 and 1999. Amounts shown for 1997 include compensation paid by Spectrasite Holdings to the named executive officers from April 25, 1997, the date of Spectrasite Holdings' inception, through December 31, 1997.

                                                                           LONG TERM
                                                                      COMPENSATION AWARDS
                                                                    -----------------------
                                                                                 NUMBER OF
                                    ANNUAL COMPENSATION                          SECURITIES
                          ---------------------------------------                UNDERLYING       ALL OTHER
        NAME AND                                          OTHER     RESTRICTED    OPTIONS/     COMPENSATION($)
   PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)   ANNUAL($)    STOCK($)     SARS(#)            (e)
   ------------------     ----   ---------   --------   ---------   ----------   ----------   ------------------
Stephen H. Clark........  1999    219,006    150,000          --          --      775,000            2,535
  Chief Executive
    Officer               1998    168,000     68,000          --          --      300,000            2,400
                          1997    107,046         --          --          --      425,000               --
David P. Tomick.........  1999    187,921     77,360          --          --      225,000            2,442
  Chief Financial
    Officer               1998    140,000     56,000          --          --       50,000            2,178
                          1997     64,029         --          --          --      225,000               --
Terry L. Armant(a)......  1999    148,025     51,845          --          --       25,000            2,316
                          1998     55,192     68,150          --          --      125,000               --
  Senior Vice
    President-Operations
Richard J. Byrne(b).....  1999    103,205     70,613     138,613     224,500(d)   200,000           22,172
  Executive Vice
    President-Business
    Development
Timothy G. Biltz(c).....  1999     89,000     50,000      17,609          --      400,000           32,064
  Chief Operating
  Officer

---------------

(a) Mr. Armant joined SpectraSite in August 1998.
(b) Mr. Byrne joined SpectraSite in April 1999.
(c) Mr. Biltz joined SpectraSite in August 1999.
(d) Mr. Byrne received 50,000 shares of restricted common stock in April 1999 in connection with his employment by SpectraSite, and he is entitled to dividends, if any, paid on his restricted stock. As of December 31, 1999, Mr. Byrne held 50,000 shares of restricted common stock with a fair market value of $544,000. No other named executive officer holds shares of restricted stock.
(e) Amounts reported for 1999 include SpectraSite's contribution under its 401(k) plan of $2,535, $2,442, $2,316 and $707 for Messrs. Clark, Tomick,
    Armant and Byrne, respectively, and relocation allowances of $21,465 and $32,064 for Messrs. Byrne and Biltz, respectively.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of forms submitted to SpectraSite during and with respect to 1999, all executive officers, directors and 10% beneficial owners filed reports pursuant to Section 16 (a) of the Exchange Act on a timely basis, except for the initial report of beneficial ownership on Form 3 by two executive officers. In addition, one 10% beneficial owner did not file its Form 3 or a Form 4 reporting one transaction on a timely basis.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

    (a)     Documents incorporated by reference or filed with this Report
            (1) The required financial statements are included in this report beginning on page F-1.
            (2) The required financial schedule information is provided in the financial statements included in this report.
            (3) Listed below are the exhibits which are filed or incorporated by reference as part of this report (according to the number assigned to them in Item 601 of Regulation S-K).

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
      2.1         Agreement and Plan of Merger, dated as of February 10, 1999, among Nextel Communications, Inc., Tower Parent Corp., Tower
                  Merger Vehicle, Inc., Tower Asset Sub Inc., SpectraSite
                  Holdings, Inc. (the "Registrant"), SpectraSite
                  Communications, Inc. and SHI. Merger Sub, Inc. (the "Nextel
                  Merger Agreement"). Incorporated by reference to the
                  corresponding exhibit to the Registrant's registration
                  statement on Form S-4, file no. 333-67403

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
      2.2         Amendment No. 1 to the Nextel Merger Agreement.  Incorporated
                  by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      2.3         Agreement and Plan of Merger among Westower Corporation,
                  SpectraSite Holdings, Inc. and W. Acquisition Corp., dated as of May 15, 1999. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      2.4 Merger Agreement and Plan of Reorganization, dated as of November 24, 1999, among SpectraSite Holdings, Inc. (the
                  "Apex Merger Agreement"), Apex Merger Sub, Inc. and Apex Site
                  Management Holdings, Inc. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1, file no. 333-93873

      2.5 Stock Purchase Agreement, dated as of December 30, 1999, between Northwest Broadcasting, L.P. and SpectraSite
                  Holdings, Inc. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1, file no. 333-93873

      2.6 Stock Purchase Agreement, dated as of December 30, 1999, among Donald Doty, John Patrick Moore and SpectraSite
                  Holdings, Inc. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form
                  S-1, file no. 333-93873

      2.7 Merger Agreement and Plan of Reorganization, dated as of December 30, 1999, among SpectraSite Holdings, Inc., VPI
                  Merger Sub, Inc., Vertical Properties, Inc. and the stockholders of Vertical Properties, Inc. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1, file no. 333-93873

      2.8         Asset Purchase Agreement, dated as of January 5, 2000, among
                  International Towers, Inc., S&W Communications, Inc., Tri-Ex
                  Tower, Inc., International Tower Industries and SpectraSite
                  Holdings, Inc. Incorporated by reference to the corresponding exhibit to the Registrant's report on Form
                  8-K filed on January 21, 2000

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
      2.9         Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the Other Parties
                  Named Therein as Sublessors and California Tower, Inc. and
                  SpectraSite Holdings, Inc.

      3.1         Certificate of Incorporation of Integrated Site Development
                  ("ISD"), dated and filed as of April 25, 1997. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      3.2 Certificate of Amendment of the Certificate of Incorporation of ISD, dated as of May 11, 1997 (authorizing Series A
                  Preferred Stock) and filed May 12, 1997. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      3.3 Certificate of Amendment of the Certificate of Incorporation of ISD, dated as of August 14, 1997 (changing name to SpectraSite Communications, Inc. ("SCI")) and filed August
                  15, 1997. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form
                  S-4, file no. 333-67403

      3.4 Certificate of Amendment of the Certificate of Incorporation of SCI, dated and filed as of October 29, 1997 (changing name to SpectraSite Holdings, Inc.). Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 , file no. 333-67403

      3.5 Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated and filed as of March 23, 1998
                  (authorizing Series B Preferred Stock). Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      3.6 Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated as of May 29, 1998 and filed June 2, 1998. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      3.7 Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated as of August 18, 1998 and filed
                  August 19, 1998. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

      3.8 Amended Bylaws of SpectraSite Holdings, Inc. Incorporated by reference to the

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
                  reference to the corresponding exhibit to the Registrant's registration statement on Form S-1, file no. 333-93873

      3.9         Amended and Restated Certificate of Incorporation of the
                  Registrant. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form
                  S-4, file no. 333-67403

      3.10        Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation of the Registrant, dated August
                  31, 1999. Incorporated by reference to the corresponding exhibit to the Registrant's report on Form 8-K, dated
                  September 2, 1999 and filed September 17, 1999

      4.1 Indenture, dated as of June 26, 1998, between the Registrant and United States Trust Company of New York, as trustee.
                  Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 , file no.
                  333-67403

      4.2 First Supplemental Indenture, dated as of March 25, 1999, between the Registrant and United States Trust Company of New
                  York, as trustee. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 , file no. 333-67403

      4.3 Indenture, dated as of April 20, 1999, between the Registrant and United States Trust Company of New York, as trustee.
                  Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no.
                  333-67403

     10.1 Stock Purchase Agreement (Series A Preferred Stock), dated as of May 12, 1997, by and among U.S. Towers, Inc. ("UST"),
                  Telesite Services, LLC ("Telesite"), Metrosite Management,
                  LLC ("Metrosite"), Whitney Equity Partners, L.P. ("Whitney
                  Equity"), Kitty Hawk Capital Limited Partnership, L.P., III
                  ("Kitty Hawk III"), and ISD. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

     10.2 Stock Purchase Agreement (Series B Preferred Stock), dated as of March 23, 1998, by and among the Registrant, Whitney
                  Equity, J. H. Whitney, III, L.P. ("Whitney III"), Whitney
                  Strategic Partners III, L.P. ("Whitney Strategic"),
                  Waller-Sutton Media Partners, L.P. ("Waller-Sutton"), Kitty
                  Hawk III, Kitty Hawk Capital Limited Partnership, IV ("Kitty
                  Hawk IV"), Eagle Creek Capital, L.L.C. ("Eagle Creek"), The
                  North Carolina Enterprise Fund, L.P. ("NCEF"), Finley Family
                  Limited Partnership ("Finley LP"), William R. Gupton
                  ("Gupton"), Jack W. Jackman ("Jackman") and Alton D. Eckert
                  ("Eckert"). Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form
                  S-4, file no. 333-67403

     10.3         First Amendment to Stock Purchase Agreement (Series B
                  Preferred Stock), dated as of May 29, 1998. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

     10.4         Second Amendment to Stock Purchase Agreement (Series B
                  Preferred Stock), dated as of August 27, 1998. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

     10.5 Second Amended and Restated Registration Rights Agreement, dated as of April 20, 1999, by and among the Registrant, Whitney Equity, Whitney III, Whitney Strategic,
                  Waller-Sutton, Kitty Hawk III, Kitty Hawk IV, Eagle Creek,
                  NCEF, Finley LP, certain affiliates of CIBC Oppenheimer Corp.
                  (the "CIBC Purchasers"), certain affiliates and employees of Welsh Carson Anderson & Stowe (the "WCAS Purchasers"), Tower
                  Parent Corp., Gupton, Eckert, Stephen H. Clark ("Clark") and
                  David P. Tomick ("Tomick"). Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
      10.6        Third Amended and Restated Stockholders' Agreement, dated as of April 20, 1999, by and among the Registrant, Whitney
                  Equity, Whitney III, Whitney Strategic, Waller-Sutton, Kitty
                  Hawk III, Kitty Hawk IV, Eagle Creek, Clark, Tomick, Finely
                  LP, NCEF, the CIBC Purchasers, the WCAS Purchasers, Tower
                  Parent Corp., Edward Lutkewich ("Lutkewich"), Jackman,
                  Eckert, and Gupton. Incorporated by reference to the
                  corresponding exhibit to the Registrant's registration
                  statement on Form S-4, file no. 333-67403

     10.7 Employment Agreement with Clark. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

     10.8 Employment Agreement with Tomick. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

     10.9 Employment Agreement with Richard J. Byrne. Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4, file no. 333-67403

    10.10 Credit Agreement, dated as of April 20, 1999, by and among the Registrant, SCI, CIBC Oppenheimer Corp., Credit Suisse
                  First Boston Corporation and the other parties thereto (the
                  "Credit Agreement"). Incorporated by reference to exhibit no.
                  10.1 to the Registrant's registration statement on Form 8-A filed on September 1, 1999

    10.11         SpectraSite Holdings, Inc. Stock Incentive Plan.
                  Incorporated by reference to the exhibit no. 10.16 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.12         SpectraSite Holdings, Inc. Employee Stock Purchase Plan.
                  Incorporated by reference to the exhibit no. 10.17 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.13         Agreement, dated September 15, 1998, by and between Robert M.
                  Long and the Registrant. Incorporated by reference to exhibit no. 10.22 to the Registrant's registration statement on Form S-4, file no. 333-67403

    10.14 Asset Purchase Agreement, dated as of August 14, 1998 by and among Airadigm Communications, Inc. ("Airadigm") and SCI.
                  Incorporated by reference to exhibit no. 10.23 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.15 Form of Master Tower Attachment Lease Agreement by and between Airadigm and SCI. Incorporated by reference to exhibit no. 10.24 to the Registrant's registration statement on Form S-4, file no. 333-67403

    10.16 Asset Purchase, dated as of August 20, 1998, by and among Amica Wireless Phone Service, Inc. ("Amica") and SCI.
                  Incorporated by reference to exhibit no. 10.25 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.17         Form of Master Design Build Lease Agreement by and between
                  Amica and SCI. Incorporated by reference to exhibit no. 10.26 to the Registrant's registration statement on Form S-4, file no. 333-67403

    EXHIBIT
     NUMBER                           DESCRIPTION
    -------                           -----------
    10.18         Preferred Stock Purchase Agreement (Series C Preferred
                  Stock), dated as of February 10, 1999, by and among
                  SpectraSite Holdings, Inc., the WCAS Purchasers, the Whitney
                  Purchasers, the CIBC Purchasers and the Additional
                  Purchasers. Incorporated by reference to exhibit no. 10.30 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.19         First Amendment to Preferred Stock Purchase Agreement (Series
                  C Preferred Stock). Incorporated by reference to exhibit no.
                  10.31 to the Registrant's registration statement on Form S-4, file no. 333-67403

    10.20         Security & Subordination Agreement, dated as of April
                  20,1999. Incorporated by reference to exhibit no. 10.32 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.21         Master Site Commitment Agreement, dated as of April 20, 1999.
                  Incorporated by reference to exhibit no. 10.33 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.22         Master Site Lease Agreement, dated as of April 20, 1999.
                  Incorporated by reference to exhibit no. 10.34 to the Registrant's registration statement on Form S-4, file no.
                  333-67403

    10.23 Employment Agreement with Calvin J. Payne. Incorporated by referenced to exhibit 10.1 to the Registrant's report on Form
                  8-K, dated September 2, 1999 and filed September 17, 1999

    10.24         Joinder Agreement to SpectraSite Restated Registration Rights
                  Agreement. Incorporated by reference to exhibit no. 10.36 to the Registrant's registration statement on Form S-1, file no.
                  333-93873

    10.25         First Amendment to the Credit Agreement, dated as of August
                  23, 1999. Incorporated by reference to exhibit 10.2 to the Registrant's report on Form 8-K, dated September 2, 1999 and filed September 17, 1999

    10.26 Second Amendment to the Credit Agreement, dated as of December 22, 1999.

    10.27         Third Amendment to the Credit Agreement, dated as of February
                  14, 2000.

     21.1         Subsidiaries of the Registrant

     23.1         Consent of Ernst & Young LLP

     27.1         Financial Data Schedule

     99.1         Unaudited Pro Forma Financial Data

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

                  None.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            -------
Report of Independent Auditors                                                                               F-2
Consolidated Balance Sheets as of  December 31, 1998 and December 31, 1999...........................        F-3
Consolidated Statements of Operations for the period from inception (April 25,
  1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999......................        F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders'
  Deficiency.........................................................................................        F-5
Consolidated Statements of Cash Flows for the period from inception (April 25,
  1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999......................        F-6

Notes to Consolidated Financial Statements...........................................................        F-7
TELESITE SERVICES, LLC
Report of Independent Auditors.......................................................................        F-24
Consolidated Balance Sheet as of December 31, 1996...................................................        F-25
Consolidated Statements of Operations for the year ended December 31, 1996 and
  for the period from January 1, 1997 through May 12, 1997...........................................        F-26
Consolidated Statements of Members' Equity...........................................................        F-27
Consolidated Statements of Cash Flows for the year ended December 31, 1996 and for
  the period from January 1, 1997 through May 12, 1997...............................................        F-28
Notes to Consolidated Financial Statements...........................................................        F-29

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SpectraSite Holdings, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of SpectraSite Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficiency) and cash flows for the years ended December 31, 1998 and 1999 and for the period from April 25, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraSite Holdings, Inc. and subsidiaries at December 31, 1998 and 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1999 and for the period from April 25, 1997 (inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

February 14, 2000
Raleigh, North Carolina

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 99,548   $   37,778
  Short-term investments....................................    15,414           --
  Accounts receivable, net of allowance of $0 and $1,530....     3,353       31,785
  Costs and estimated earnings in excess of billings........        --       11,545
  Inventories...............................................        --        4,083
  Prepaid expenses and other................................       253        4,353
                                                              --------   ----------
Total current assets........................................   118,568       89,544
Property and equipment, net.................................    28,469      763,757
Goodwill and other intangible assets, net...................    12,757      307,197
Other assets................................................     2,152       59,455
                                                              --------   ----------
Total assets................................................  $161,946   $1,219,953
                                                              ========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $  1,635   $   21,230
  Accrued and other expenses................................       809       16,942
  Billings in excess of costs and estimated earnings........        --        5,247
                                                              --------   ----------
Total current liabilities...................................     2,444       43,419
Long-term debt..............................................        --      202,527
Other long-term liabilities.................................       224           --
Senior discount notes.......................................   132,689      516,251
                                                              --------   ----------
Total liabilities...........................................   135,357      762,197
                                                              --------   ----------
Series A redeemable convertible preferred stock, $0.001 par,
  3,462,830 shares authorized, and 3,462,830 outstanding,
  stated at liquidation value...............................    11,300           --
                                                              --------   ----------
Series B redeemable convertible preferred stock, $0.001 par,
  7,000,000 shares authorized, and 7,000,000 outstanding,
  stated at liquidation value...............................    29,356           --
                                                              --------   ----------
Shareholders' equity (deficiency):
  Series A convertible preferred stock, $0.001 par,
     3,462,830 shares authorized and outstanding, stated at
     liquidation value......................................        --       10,000
  Series B convertible preferred stock, $0.001 par,
     7,000,000 shares authorized and outstanding, stated at
     liquidation value......................................        --       28,000
  Series C convertible preferred stock, $0.001 par,
     60,286,795 shares authorized and outstanding, stated at
     liquidation value......................................        --      301,494
  Common stock, $0.001 par, 20,000,000 and 300,000,000
     authorized, respectively, 956,753 and 20,191,604 issued
     and outstanding, respectively..........................         1           20
  Additional paid-in-capital................................        --      230,546
  Accumulated other comprehensive income....................        --          192
  Accumulated deficit.......................................   (14,068)    (112,496)
                                                              --------   ----------
Total shareholders' equity (deficiency).....................   (14,067)     457,756
                                                              --------   ----------
Total liabilities, redeemable preferred stock and
  shareholders' equity (deficiency).........................  $161,946   $1,219,953
                                                              ========   ==========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   PERIOD FROM
                                                    INCEPTION            YEAR           YEAR
                                               (APRIL 25, 1997) TO      ENDED          ENDED
                                                  DECEMBER 31,       DECEMBER 31,   DECEMBER 31,
                                                      1997               1998           1999
                                               -------------------   ------------   ------------
Revenues:
  Site leasing...............................        $    --           $    656       $ 46,515
  Network services...........................          5,002              8,142         53,570
                                                     -------           --------       --------
Total revenues...............................          5,002              8,798        100,085
                                                     -------           --------       --------
Operating expenses:
  Cost of operations, excluding depreciation
     and amortization expense:
       Site leasing..........................             --                299         17,825
       Network services......................          1,120              2,492         36,489
Selling, general and administrative
  expenses...................................          7,390              9,690         38,182
Depreciation and amortization expense........            489              1,268         37,976
Restructuring and non-recurring charges......             --                 --          7,727
                                                     -------           --------       --------
Total operating expenses.....................          8,999             13,749        138,199
                                                     -------           --------       --------
Operating loss...............................         (3,997)            (4,951)       (38,114)
                                                     -------           --------       --------
Other income (expense):
  Interest income............................            122              3,569          8,951
  Interest expense...........................           (164)            (8,170)       (67,513)
  Other income (expense).....................            149                473           (424)
                                                     -------           --------       --------
Total other income (expense).................            107             (4,128)       (58,986)
                                                     -------           --------       --------
Loss before income taxes.....................         (3,890)            (9,079)       (97,100)
Income tax expense...........................             --                 --            568
                                                     -------           --------       --------
Net loss.....................................        $(3,890)          $ (9,079)      $(97,668)
                                                     =======           ========       ========
Loss applicable to common shareholders:
Net loss.....................................        $(3,890)          $ (9,079)      $(97,668)
Accretion of redemption value of preferred
  stock......................................           (500)            (2,156)          (760)
                                                     -------           --------       --------
Net loss applicable to common shareholders...        $(4,390)          $(11,235)      $(98,428)
                                                     =======           ========       ========
Net loss per common share:
  Basic and diluted..........................        $ (5.21)          $ (11.98)      $ (12.48)
                                                     =======           ========       ========
Weighted average common shares outstanding:
  Basic and diluted..........................            842                938          7,886
                                                     =======           ========       ========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF REDEEMABLE
       CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

           REDEEMABLE CONVERTIBLE PREFERRED STOCK                        SHAREHOLDERS' EQUITY (DEFICIENCY)
           --------------------------------------
                              REDEEMABLE        REDEEMABLE
                              CONVERTIBLE       CONVERTIBLE       CONVERTIBLE       CONVERTIBLE       CONVERTIBLE
                            PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK
                               SERIES A          SERIES B          SERIES A          SERIES B          SERIES C
                            ---------------   ---------------   ---------------   ---------------   ---------------
Balance at April 25, 1997
 (inception)..............     $     --          $     --           $    --           $    --          $     --
Issuance of common
 stock....................           --                --                --                --                --
Issuance of warrants......           --                --                --                --                --
Issuance of preferred
 stock....................       10,000                --                --                --                --
Stock issuance costs......           --                --                --                --                --
Accretion of redemption
 value....................          500                --                --                --                --
Net loss..................           --                --                --                --                --
                               --------          --------           -------           -------          --------
Balance at December 31,
 1997.....................       10,500                --                --                --                --
Exercise of warrants......           --                --                --                --                --
Issuance of preferred
 stock....................           --            28,000                --                --                --
Stock issuance costs......           --                --                --                --                --
Accretion of redemption
 value....................          800             1,356                --                --                --
Repurchase of common
 stock....................           --                --                --                --                --
Net loss..................           --                --                --                --                --
                               --------          --------           -------           -------          --------
Balance at December 31,
 1998.....................       11,300            29,356                --                --                --
Net loss..................           --                --                --                --                --
Foreign currency
 translation adjustment...           --                --                --                --                --
Total comprehensive
 loss.....................
Issuance of common
 stock....................           --                --                --                --                --
Stock issuance costs......           --                --                --                --                --
Issuance of Series C
 preferred stock..........           --                --                --                --           301,494
Accretion of redemption
 value....................          200               560                --                --                --
Cancellation of redemption
 status of preferred
 stock....................      (11,500)          (29,916)           10,000            28,000                --
                               --------          --------           -------           -------          --------
Balance at December 31,
 1999.....................     $     --          $     --           $10,000           $28,000          $301,494
                               ========          ========           =======           =======          ========
           REDEEMABLE
           CONVERTIBLE                       SHAREHOLDERS' EQUITY (DEFICIENCY)
           ---------------                   ---------------------------------
                                                                                ACCUMULATED
                               COMMON STOCK       ADDITIONAL   COMPREHENSIVE       OTHER
                            -------------------    PAID-IN        INCOME       COMPREHENSIVE   ACCUMULATED
                              SHARES     AMOUNT    CAPITAL        (LOSS)          INCOME         DEFICIT      TOTAL
                            ----------   ------   ----------   -------------   -------------   -----------   --------
Balance at April 25, 1997
 (inception)..............          --    $ --     $     --                        $ --         $      --    $     --
Issuance of common
 stock....................     931,753       1        2,281                          --                --       2,282
Issuance of warrants......          --      --          390                          --                --         390
Issuance of preferred
 stock....................          --      --           --                          --                --          --
Stock issuance costs......          --      --         (180)                         --                --        (180)
Accretion of redemption
 value....................          --      --         (500)                         --                --        (500)
Net loss..................          --      --           --      $ (3,890)           --            (3,890)     (3,890)
                            ----------    ----     --------      ========          ----         ---------    --------
Balance at December 31,
 1997.....................     931,753       1        1,991                          --            (3,890)     (1,898)
Exercise of warrants......     150,000      --           --                          --                --          --
Issuance of preferred
 stock....................          --      --           --                          --                --          --
Stock issuance costs......          --      --         (434)                         --                --        (434)
Accretion of redemption
 value....................          --      --       (1,557)                         --              (599)     (2,156)
Repurchase of common
 stock....................    (125,000)     --           --                          --              (500)       (500)
Net loss..................          --      --           --      $ (9,079)           --            (9,079)     (9,079)
                            ----------    ----     --------      ========          ----         ---------    --------
Balance at December 31,
 1998.....................     956,753       1           --                                       (14,068)    (14,067)
Net loss..................          --      --           --      $(97,668)           --           (97,668)    (97,668)
Foreign currency
 translation adjustment...          --      --           --           192           192                --         192
                                                                 --------
Total comprehensive
 loss.....................                                       $(97,476)
                                                                 ========
Issuance of common
 stock....................  19,234,851      19      233,844                          --                --     233,863
Stock issuance costs......          --      --       (6,714)                         --                --      (6,714)
Issuance of Series C
 preferred stock..........          --      --           --                          --                --     301,494
Accretion of redemption
 value....................          --      --           --                          --              (760)       (760)
Cancellation of redemption
 status of preferred
 stock....................          --      --        3,416                          --                --      41,416
                            ----------    ----     --------                        ----         ---------    --------
Balance at December 31,
 1999.....................  20,191,604    $ 20     $230,546                        $192         $(112,496)   $457,756
                            ==========    ====     ========                        ====         =========    ========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     PERIOD FROM INCEPTION
                                                      (APRIL 25, 1997) TO       YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 1997     DECEMBER 31, 1998   DECEMBER 31, 1999
                                                     ---------------------   -----------------   -----------------
OPERATING ACTIVITIES
Net loss...........................................         $(3,890)             $ (9,079)           $ (97,668)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation.....................................             191                   712               31,967
  Amortization of goodwill and other intangibles...             298                   556                6,009
  Amortization of debt issuance costs..............              --                   244                3,086
  Non-cash financing charge........................              --                    --                9,000
  Loss (gain) on sale of assets....................              60                  (473)                  95
  Amortization of discount--senior discount
    notes..........................................              --                 7,689               43,558
  Non-cash compensation charges....................           2,600                    --                  350
  Write-off of goodwill............................              --                    --                6,178
  Equity in net loss of an affiliate...............              --                    --                  408
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable..............................            (289)               (1,451)              (8,535)
  Interest receivable on short-term investments....              --                  (759)                  --
  Costs and estimated earnings in excess of
    billings.......................................              --                    --               (4,240)
  Inventories......................................              --                    --                1,526
  Prepaid expenses and other.......................             136                  (164)              (4,024)
  Accounts payable.................................             317                   591               11,457
  Other current liabilities........................           1,005                  (213)              18,388
  Other, net.......................................            (205)                   --                   --
                                                            -------              --------            ---------
Net cash provided by (used in) operating
  activities.......................................             223                (2,347)              17,555
                                                            -------              --------            ---------
INVESTING ACTIVITIES
Purchases of property and equipment................            (850)              (26,598)            (644,778)
Acquisitions, net of cash acquired.................          (5,028)               (1,989)            (128,414)
Proceeds from note receivable......................              --                    41                  142
Issuance of note receivable........................              --                    --                 (500)
Investment in affiliates...........................              --                    --               (4,167)
Loan to affiliate..................................              --                    --               (2,875)
Distribution from affiliate........................              --                   150                   --
Purchases of investments...........................              --               (30,005)                  --
Maturities of short-term investments...............              --                15,350               15,414
Proceeds from sale of assets.......................              --                   299                   22
Repurchase of common stock.........................              --                  (500)                  --
Deposits on acquisitions...........................          (1,300)               (1,750)             (48,069)
                                                            -------              --------            ---------
Net cash used in investing activities..............          (7,178)              (45,002)            (813,225)
                                                            -------              --------            ---------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock..........          10,000                28,000              231,494
Proceeds from issuance of common stock.............              --                    --                1,007
Stock issuance costs...............................            (179)                 (434)              (6,714)
Proceeds from issuance of long-term debt...........              --                    --              200,000
Proceeds from issuance of senior discount notes....              --               125,000              340,004
Debt issuance costs................................              --                (4,836)             (29,307)
Net repayments on line of credit...................            (568)                 (628)                  --
Repayment of note to shareholder and other debt....             (64)               (2,439)              (2,584)
                                                            -------              --------            ---------
Net cash provided by financing activities..........           9,189               144,663              733,900
                                                            -------              --------            ---------
Net increase (decrease) in cash and cash
  equivalents......................................           2,234                97,314              (61,770)
Cash and cash equivalents at beginning of period...              --                 2,234               99,548
                                                            -------              --------            ---------
Cash and cash equivalents at end of period.........         $ 2,234              $ 99,548            $  37,778
                                                            =======              ========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest...........         $    64              $    216            $   9,019
                                                            =======              ========            =========
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued for acquisitions...............         $    --              $    224            $ 217,855
                                                            =======              ========            =========
Series C preferred stock issued for purchase of
  property and equipment...........................         $    --              $     --            $  70,000
                                                            =======              ========            =========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  FORMATION OF COMPANY

     SpectraSite Holdings, Inc. ("SpectraSite") and its wholly owned subsidiaries (collectively referred to as the "Company"), are principally engaged in providing services to companies operating in the telecommunications industry, including leasing antenna sites on multi-tenant towers, network design, tower construction and antenna installation throughout the United States and Canada.

     SpectraSite, formerly known as Integrated Site Development, Inc. ("ISD"), was incorporated in the State of Delaware on April 25, 1997. On May 12, 1997, SpectraSite issued 850,000 shares of its common stock and warrants to purchase 150,000 shares of common stock in exchange for the 850,000 issued and outstanding shares of common stock and warrants to purchase 150,000 shares of common stock of US Towers, Inc. ("UST"). SpectraSite's chief executive officer was the principal shareholder of UST prior to this transaction. One of the primary purposes of the exchange of shares was the hiring of the chief executive officer. Since UST had minimal assets and operations, this transaction was compensatory in nature, rather than a business combination or an asset acquisition. Accordingly, this transaction resulted in a non-cash compensation charge of $2.6 million based on the estimated fair value of the stock of $2.60 per share and the estimated fair value of the warrants of $2.60 per warrant at the date of issuance. The warrants entitled the holder to the right to purchase 150,000 shares of SpectraSite common stock at a price of $0.001 per share, through 2001. In September and October 1998, all of the warrants were exercised.

     On May 12, 1997, SpectraSite acquired all of the outstanding membership interests of TeleSite Services, LLC ("TeleSite") and its subsidiary, MetroSite Management, LLC ("MetroSite"), for consideration including $4.9 million in cash, 81,753 shares of common stock valued at $0.2 million and a $2.3 million note payable. Since SpectraSite had minimal operations prior to this acquisition, TeleSite is considered SpectraSite's predecessor for financial reporting purposes. In October 1997, TeleSite was merged into UST, and UST changed its name to SpectraSite Communications, Inc. The acquisition was accounted for as a purchase in accordance with the provisions of APB 16 and, accordingly, the results of operations of TeleSite are included in the consolidated operations of the Company from the date of acquisition.

     In connection with the TeleSite acquisition, SpectraSite was required to provide additional consideration of 55,919 shares of its common stock based upon TeleSite achieving certain operating goals through the end of December 31, 1998, pursuant to a provision in the TeleSite acquisition agreement. The Company accounted for the obligation as an additional cost of the acquisition, recording approximately $0.2 million of goodwill and a related long-term liability based upon the fair value of the Company's common stock at December 31, 1998. During 1999, this obligation was satisfied by the issuance of 55,919 shares of common stock valued at $0.2 million.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  SHORT-TERM INVESTMENTS

     At December 31, 1998, the Company's short-term investments consisted of commercial paper and certificates of deposit with maturities of less than one year. The carrying amount of these investments approximated market value.

  REVENUE RECOGNITION

     Site leasing revenues are recognized when earned. Escalation clauses present in the lease agreements with the Company's customers are recognized on a straight-line basis over the term of the lease. Network service revenues from site selection, construction and construction management activities are derived under service contracts with customers which provide for billing on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of materials purchased for future construction not associated with specific jobs.

  INVESTMENTS

     An investment in an entity in which the Company owns more than 20% but less than 50% is accounted for using the equity method and is included in other assets. Under the equity method, the investment is stated at cost plus the Company's equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in "Other income (expense)" in the accompanying consolidated statements of operations. An investment in an entity in which the Company owns less than 20% is accounted for using the cost method and is included in other assets.

  PROPERTY AND EQUIPMENT

     Property and equipment, including towers, are stated at cost. The Company capitalizes costs incurred in bringing towers to an operational state. Direct costs related to the development and construction of towers, including interest, are capitalized and are included in construction in progress. Approximately $0.1 million and $1.1 million of interest was capitalized for the years ended December 31, 1998 and 1999, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

  GOODWILL

     The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over fifteen years. On an on going basis, the

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

Company assesses the recoverability of its goodwill by determining its ability to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. Goodwill determined to be unrecoverable based on future cash flows would be written-off in the period in which such determination is made.

  DEBT ISSUANCE COSTS

     The Company capitalized costs relating to the issuance of long-term debt and senior discount notes. The costs are amortized using the straight-line method over the term of the related debt.

  INCOME TAXES

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

  FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, short-term investments and the credit facility approximates fair value for these instruments. The estimated fair value of the senior discount notes is based on the quoted market price. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

                         DECEMBER 31, 1997       DECEMBER 31, 1998         DECEMBER 31, 1999
                         ------------------    ----------------------    ----------------------
                         CARRYING     FAIR     CARRYING       FAIR       CARRYING       FAIR
                          AMOUNT     VALUE      AMOUNT        VALUE       AMOUNT        VALUE
                         --------    ------    ---------    ---------    ---------    ---------
                                                     (IN THOUSANDS)
Cash and cash
  equivalents..........   $2,234     $2,234    $  99,548    $  99,548    $  37,778    $  37,778
Short-term
  investments..........       --         --       15,414       15,414           --           --
12% Senior Discount
  Notes due 2008.......       --         --     (132,689)    (114,871)    (149,137)    (132,890)
11.25 % Senior Discount
  Notes Due 2009.......       --         --           --           --     (367,114)    (312,471)
Credit Facility........       --         --           --           --     (200,000)    (200,000)

  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Company has potential common stock equivalents related to its convertible preferred stock and outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

  COSTS OF OPERATIONS

     Costs of operations for network services consist of direct costs incurred to provide the related services excluding depreciation and amortization expense. Costs of operations for site leasing consist of direct costs incurred to provide the related services including ground lease cost, tower maintenance and related real estate taxes. Costs of operations for site leasing do not include depreciation expense of the related leased assets.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

  SIGNIFICANT CUSTOMERS

     The Company's customer base consists of businesses operating in the wireless telecommunications industry. The Company's exposure to credit risk consists primarily of unsecured accounts receivable from these customers. Five customers accounted for 96.6% of the Company's 1997 revenue. Two customers accounted for 70.9% of the Company's 1998 revenue. Following is a list of significant customers:

                           PERCENT OF
                            REVENUES
                       FOR THE PERIOD FROM                         PERCENT OF REVENUES      PERCENT OF
                         APRIL 25, 1997      PERCENT OF ACCOUNTS      FOR THE YEAR           ACCOUNTS
                         (INCEPTION) TO         RECEIVABLE AT             ENDED            RECEIVABLE AT
                        DECEMBER 31, 1997     DECEMBER 31, 1997     DECEMBER 31, 1998    DECEMBER 31, 1998
                       -------------------   -------------------   -------------------   -----------------
Customer 1...........         38.9%                 75.0%                 46.6%                15.6%
Customer 2...........         18.8%                   --                    --                   --
Customer 3...........         14.7%                   --                    --                   --
Customer 4...........         13.0%                   --                    --                   --
Customer 5...........         11.2%                   --                    --                   --
Customer 6...........           --                    --                  24.3%                45.0%
Customer 7...........           --                    --                    --                 22.7%

     In the year ended December 31,1999, one customer, which is a significant shareholder of the Company, accounted for 35.0% of the Company's revenues.

  RESTRUCTURING AND NON-RECURRING CHARGES

     In September 1999, the Company announced that it would no longer directly provide site acquisition services. As a result, the Company recorded restructuring charges of $7.1 million, of which $6.2 million related to the write-off of goodwill related to the purchase of TeleSite and $0.9 million was related to the cost of employee severance. In March 1999, the Company announced that it would relocate its marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to its corporate headquarters in Cary, North Carolina. As a result, the Company recorded a non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities.

  STOCK OPTIONS

     The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to account for its employee stock options in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies that account for stock based compensation arrangements for its employees under APB No. 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 only impacts financial statement presentation as opposed to actual amounts recorded. Other comprehensive income includes all nonowner changes in equity that are excluded from net income. During the period from

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES inception (April 25, 1997) to December 31, 1997 and during the year ended December 31, 1998, the Company had no items of other comprehensive income. During the year ended December 31, 1999, the Company had other comprehensive income related to foreign currency translation adjustments.

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules did not have a significant impact on the Company's financial position at December 31, 1998 or its results of operations for the year ended December 31, 1998 as the Company operated in only one segment. During 1999, the Company commenced operations in a second business segment.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation. These reclassifications had no effect on net loss or shareholders' deficiency as previously reported.

2.  LONG-LIVED ASSETS

     Property and equipment consist of the following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1998           1999
                                                  ------------   ------------
                                                        (IN THOUSANDS)
Towers..........................................    $24,780        $723,075
Equipment.......................................        823           9,884
Furniture and fixtures..........................        288           2,256
Other...........................................        212          15,240
                                                    -------        --------
                                                     26,103         750,455
Less accumulated depreciation...................       (870)        (32,837)
                                                    -------        --------
                                                     25,233         717,618
Construction in progress........................      3,236          46,139
                                                    -------        --------
Property and equipment, net.....................    $28,469        $763,757
                                                    =======        ========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     Goodwill and other intangible assets consist of the following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1998           1999
                                                  ------------   ------------
                                                        (IN THOUSANDS)
Goodwill........................................    $ 8,963        $280,666
Debt issuance costs.............................      4,836          33,955
                                                    -------        --------
                                                     13,799         314,621
Less accumulated amortization...................     (1,042)         (7,424)
                                                    -------        --------
                                                    $12,757        $307,197
                                                    =======        ========

     Other assets consist of the following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1998           1999
                                                  ------------   ------------
                                                        (IN THOUSANDS)
Deposits........................................     $1,750        $49,153
Other...........................................        402         10,302
                                                     ------        -------
                                                     $2,152        $59,455
                                                     ======        =======

3.  DEBT

  11.25% SENIOR DISCOUNT NOTES DUE 2009

     In April 1999, the Company issued $586.8 million aggregate principal amount at maturity of senior discount notes due 2009 (the "2009 Notes") for gross proceeds of $340.0 million. Interest on the 2009 Notes accretes daily at a rate of 11.25% per annum, compounded semiannually, to an aggregate principal amount of $586.8 million on April 15, 2004. Cash interest will not accrue on the 2009 Notes prior to April 15, 2004. Commencing April 15, 2004, cash interest will accrue and be payable semiannually in arrears on each April 15 and October 15, commencing October 15, 2004, at a rate of 11.25% per annum. After April 15, 2004, the Company may redeem all or a portion of the 2009 Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to April 15, 2002, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 2009 Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 111.25% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 2009 Notes that restrict the Company's ability to incur additional indebtedness, make certain payments and issue preferred stock, among other things.

  12% SENIOR DISCOUNT NOTES DUE 2008

     In June 1998, the Company issued $225.2 million aggregate principal amount at maturity of senior discount notes due 2008 (the "2008 Notes") for gross proceeds of $125.0 million. The 2008 Notes accrete daily at a rate of 12% per annum, compounded semiannually, to an aggregate principal amount of $225.2 million on July 15, 2003. Cash interest will not accrue on the 2008 Notes prior to July 15, 2003. Commencing July 15, 2003, cash interest will accrue and be payable semiannually in arrears on each January 15 and July 15, commencing January 15, 2004, at a rate of 12% per annum. After July 15, 2003, the Company may redeem all or a portion of the 2008 Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to July 15, 2001, the Company may redeem up to 25% of the aggregate principal amount at maturity of the 2008 Notes issued with the net cash proceeds from one or more equity offerings. The redemption price would be 112% of the accreted value on the redemption

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES date. The Company is required to comply with certain covenants under the terms of the 2008 Notes that restrict the Company's ability to incur indebtedness, make certain payments and issue preferred stock among other things.

     During the years ended December 31, 1998 and 1999, the Company recorded amortization of debt discount of approximately $7.7 million and $43.6 million related to the 2008 Notes and 2009 Notes as additional interest expense. The senior discount notes consist of the following:

                                                     AS OF          AS OF
                                                  DECEMBER 31,   DECEMBER 31,
                                                      1998           1999
                                                  ------------   ------------
                                                        (IN THOUSANDS)
Senior discount notes...........................    $225,238      $ 812,038
Unamortized discount............................     (92,549)      (295,787)
                                                    --------      ---------
                                                    $132,689      $ 516,251
                                                    ========      =========

  CREDIT FACILITY

     In April 1999 in connection with the acquisition of communications towers from Nextel Communications, Inc. ("Nextel"), SpectraSite Communications, Inc. ("Communications"), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. The credit facility consists of a $50.0 million revolving credit facility that subject to the satisfaction of certain financial covenants, may be drawn at any time up to December 31, 2005, at which time all amounts drawn under the revolving credit facility must be paid in full; a $300.0 million multiple draw term loan that may be drawn at any time through March 31, 2002, which requires that the amount drawn be repaid in quarterly installments commencing on June 30, 2002 and ending on December 31, 2005; and a $150.0 million term loan that was drawn in full at the closing of the Nextel tower acquisition and that amortizes at a rate of 1.0% annually, payable in quarterly installments beginning on June 30, 2002 through December 31, 2005, $67.5 million on March 31, 2006 and the balance due on June 30, 2006.

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

     Communications will be required to pay a commitment fee of between 1.25% and 0.50% per annum in respect of the undrawn portion of the multiple draw term loan, depending on the amount undrawn. We are required to pay a commitment fee of 0.50% per annum in respect of the undrawn portion of the revolving credit facility.

     Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the issuance of equity and the generation of excess cash flow.

     SpectraSite and each of Communications' subsidiaries has guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

Communications and its subsidiaries and a pledge of all of the capital stock of Communications and its subsidiaries.

     The credit facility contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness; create liens on assets; make investments, make acquisitions, or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. SpectraSite, however, will be permitted to pay dividends after July 15, 2003, for the purpose of paying interest on the 2008 Notes and the 2009 Notes so long as no default under the credit facility then exists or would exist after giving effect to such payment.

     In addition, the credit facility requires compliance with certain financial covenants, including requiring Communications and its subsidiaries, on a consolidated basis, to maintain a maximum ratio of total debt to annualized EBITDA; a minimum interest coverage ratio; a minimum fixed charge coverage ratio; and a minimum annualized EBITDA, for the first year only.

  OTHER LONG-TERM DEBT

     Long-term debt, other than the 2008 Notes and 2009 Notes, consists of the following:

                                                                 AS OF
                                                              DECEMBER 31,
                                                            ----------------
                                                            1998      1999
                                                            ----    --------
                                                             (IN THOUSANDS)
Credit facility...........................................  $ --    $200,000
Other obligations.........................................    18       3,128
Less current portion......................................   (18)       (601)
                                                            ----    --------
Long-term debt, less current portion......................  $ --    $202,527
                                                            ====    ========

     In connection with the acquisition of Westower Corporation ("Westower"), the Company assumed certain long-term obligations of the acquired entity. Substantially all of Westower's outstanding long-term obligations were repaid prior to the acquisition, with the remaining unpaid obligations payable in monthly installments through 2004. Other obligations for the year ended December 31, 1998 consisted of installment notes payable to a bank, which were subsequently paid during 1999.

  BANK CREDIT AGREEMENT

     In January 1998, the Company signed a letter of intent with a bank for a $50.0 million revolving credit facility for the purpose of financing the construction and/or the acquisition of telecommunication towers for personal communications services or other wireless communication services and other permitted acquisitions as defined by the agreement, contingent upon certain events. In the year ended December 31, 1998 the Company incurred approximately $0.3 million in commitment fees related to the agreement. The agreement expired on December 31, 1998.

4.  CONVERTIBLE VOTING PREFERRED STOCK AND SHAREHOLDERS' EQUITY

  SERIES A AND B CONVERTIBLE VOTING PREFERRED STOCK

     At December 31, 1998, Spectrasite had mandatorily redeemable convertible preferred stock consisting of Series A and Series B cumulative redeemable preferred stock, each with a $0.001 par value, 10,462,830 shares authorized in the aggregate and 3,462,830 and 7,000,000 shares issued and outstanding, respectively. In connection with closing the Nextel tower acquisition, provisions for dividends and redemption were eliminated with respect to the Series A and Series B preferred stock. Previously accrued dividends have been eliminated,

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES and the outstanding balances have been reclassified as convertible preferred stock in shareholders' equity in the balance sheet as of December 31, 1999. Each share of Series A and Series B preferred stock is convertible into one share of common stock and entitles the holder to vote on an as-converted basis with holders of common stock. Contemporaneously with the closing of an underwritten public offering of common stock, the outstanding shares of Series A and Series B preferred stock automatically converted to common stock on February 4, 2000.

  SERIES C CONVERTIBLE PREFERRED STOCK

     In connection with closing the Nextel tower acquisition, SpectraSite sold 46,286,795 shares of Series C preferred stock at a price of $5.00 per share. In addition, Nextel received 14 million shares of Series C preferred stock. At December 31, 1999, SpectraSite had 60,286,795 of $0.001 par value Series C shares authorized, issued and outstanding. Each share of Series C preferred stock is convertible into one share of common stock and entitles the holder to vote on an as-converted basis with holders of common stock. Contemporaneously with the closing of an underwritten public offering of common stock, the outstanding shares of Series C preferred stock automatically converted to common stock on February 4, 2000.

  COMMON STOCK

     In connection with the Nextel tower acquisition, SpectraSite also restated its certificate of incorporation. The amended and restated certificate authorized 85 million shares of common stock, $0.001 par value per share. In addition, the Company increased the maximum number of shares for which options may be granted under its stock option plan to 4.1 million.

     In August 1999, SpectraSite amended its restated certificate of incorporation to increase the authorized shares of common stock to 300 million. In addition, SpectraSite increased the maximum number of shares for which options may be granted under its stock option plan to 10 million and authorized one million shares to be issued under an Employee Stock Purchase Plan.

  WARRANTS

     During September and October, 1998, 150,000 shares of common stock were issued in connection with the exercise of common stock warrants at a price of $0.001 per share.

     On October 9, 1998, the Company paid a former employee $500,000 under an agreement to buy 125,000 shares of SpectraSite common stock from the former employee for an agreed upon price and to release the Company from any potential claims. In addition, the agreement provided that shareholders of SpectraSite would have an option to purchase the former employee's remaining 37,605 shares of SpectraSite common stock for the same price per share, provided that the Company advise the former employee in writing of the exercise of all or any portion of such option by November 15, 1998. The shares were subsequently purchased by a shareholder of the Company on February 5, 1999 for an aggregate purchase price of $150,000.

  STOCK OPTIONS

     During 1997, the Company adopted a stock option plan which provides for the purchase of common stock by key employees, directors, advisors and consultants of the Company. The maximum number of shares for which options may be granted under the plan shall not exceed 10 million shares. Stock options are granted under various stock option agreements. Each stock option agreement contains specific terms. During the period from inception (April 25, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999, option grants were made solely to employees.

     The options without a performance acceleration feature, which were granted under the terms of the incentive stock option agreement, and options granted under the terms of the non-qualified stock option

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES agreement vest and become exercisable ratably over a four or five-year period, commencing one year after date of grant.

     The options with a performance acceleration feature, which were granted under the terms of the incentive stock option agreement, and the non-qualified stock option agreement vest and become exercisable upon the seventh anniversary of the grant date. Vesting, however, can be accelerated upon the achievement of certain milestones defined in each agreement.

     In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the period ended December 31, 1997, the years ended December 31, 1998 and 1999: dividend yield of 0.0%; volatility of .70; risk free interest rate of 6.0% to 5.0%; and expected option lives of 7 years. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been $4.0 million and $5.37 for the period ended December 31, 1997, $9.5 million and $12.44 for the year ended December 31, 1998 and $100.9 million and $12.80 for the year ended December 31, 1999.

     Option activity under the Company's plans is summarized below:

                                                             WEIGHTED AVERAGE
                                                 SHARES       EXERCISE PRICE
                                                ---------    ----------------
Outstanding at April 25, 1997.................         --         $  --
Options granted...............................    884,700          2.89
Options exercised.............................         --            --
Options canceled..............................         --            --
                                                ---------
Outstanding at December 31, 1997..............    884,700          2.89
Options granted...............................    842,000          3.33
Options exercised.............................         --            --
Options canceled..............................   (158,800)         2.92
                                                ---------
Outstanding at December 31, 1998..............  1,567,900          3.12
Options granted...............................  2,705,810          5.32
Options exercised.............................   (200,006)         2.52
Options canceled..............................   (271,670)         3.41
Options assumed in Westower acquisition.......  1,921,757          8.62
                                                ---------
Outstanding at December 31, 1999..............  5,723,791          6.02
                                                =========

     At December 31, 1997, there were no options exercisable under the stock option plan. There were 185,475 and 1,765,666 options exercisable under the stock option plan at December 31, 1998 and 1999, respectively.

                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
-------------------------------------------------------------------   ------------------------------
                    NUMBER          WEIGHTED                            NUMBER
                  OUTSTANDING       AVERAGE                           EXERCISABLE
                     AS OF         REMAINING       WEIGHTED AVERAGE      AS OF      WEIGHTED AVERAGE
EXERCISE PRICES    12/31/99     CONTRACTUAL LIFE    EXERCISE PRICE     12/31/99      EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
 $0.01-$ 4.56      2,061,273          7.92              $ 3.75         1,113,320         $ 3.97
 $5.00-$ 5.00      2,382,810          9.41                5.00                --             --
 $6.35-$17.06      1,279,708          9.14               11.55           652,346          12.16
                   ---------                                           ---------
 $0.01-$17.06      5,723,791          8.81                6.02         1,765,666           7.00
                   =========                                           =========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     The weighted average remaining contractual life of the stock options outstanding was 8.76 years, 9.98 years and 8.81 years at December 31, 1997, 1998 and 1999, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

     In August 1999, SpectraSite adopted the SpectraSite Holdings, Inc. Employee Stock Purchase Plan. The board of directors has reserved and authorized one million shares of common stock for issuance under the plan. Eligible employees may purchase a number of shares of common stock equal to the total dollar amount contributed by the employee to a payroll deduction account during each six-month offering period divided by the purchase price per share. The price of the shares offered to employees under the plan will be 85% of the lesser of the fair market value at the beginning or end of each six-month offering period. As of December 31, 1999, SpectraSite had not initiated an offering period.

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     The Company has reserved shares of its authorized shares of common stock for future issuance as follows:

                                                         AS OF
                                                   DECEMBER 31, 1999
                                                   -----------------
Convertible preferred stock......................     70,749,625
Outstanding stock options........................      5,723,791
Possible future issuance under stock option
  plans..........................................      4,076,203
Employee stock purchase plan.....................      1,000,000
                                                      ----------
Total............................................     81,549,619
                                                      ==========

5.  LEASES

  OPERATING LEASES FROM OTHERS

     The Company leases land ("ground leases"), office space and certain office equipment under noncancelable operating leases. Ground leases are generally for terms of five years and are renewable at the option of the Company. Rent expense was approximately $0.2 million, $0.6 million and $17.9 million for the period from April 25, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, respectively. The future minimum lease payments for these leases are as follows:

                                                         AS OF
                                                   DECEMBER 31, 1999
                                                   -----------------
                                                    (IN THOUSANDS)
2000.............................................      $ 24,686
2001.............................................        22,618
2002.............................................        19,055
2003.............................................        13,121
2004.............................................         8,139
Thereafter.......................................        22,725
                                                       --------
Total............................................      $110,344
                                                       ========

  ANTENNA SPACE LEASED TO OTHERS

     The Company currently leases antenna space on multi-tenant towers to a variety of wireless service providers under non-cancelable operating leases. The tenant leases are generally for terms of five years and

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES include options for renewal. The approximate future minimum rental income under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                         AS OF
                                                   DECEMBER 31, 1999
                                                   -----------------
                                                    (IN THOUSANDS)
2000.............................................      $ 63,494
2001.............................................        63,872
2002.............................................        61,548
2003.............................................        58,403
2004.............................................        43,861
Thereafter.......................................        10,684
                                                       --------
Total............................................      $301,862
                                                       ========

6.  INCOME TAXES

     The provision for income taxes is comprised of the following:

                                 PERIOD FROM
                                  INCEPTION
                             (APRIL 25, 1997) TO     YEAR ENDED      YEAR ENDED
                                DECEMBER 31,        DECEMBER 31,    DECEMBER 31,
                                    1997                1998            1999
                             -------------------    ------------    ------------
                                               (IN THOUSANDS)
Current:
State......................      $       --          $       --      $       40
Foreign....................              --                  --             528
                                 ----------          ----------      ----------
Total provision for income
  taxes....................      $       --          $       --      $      568
                                 ==========          ==========      ==========

     The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax provision (benefit) is as follows:

                                                 PERIOD FROM
                                                  INCEPTION
                                             (APRIL 25, 1997) TO     YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,        DECEMBER 31,    DECEMBER 31,
                                                    1997                1998            1999
                                             -------------------    ------------    ------------
Federal income tax benefit at statutory
  rate.....................................           (35.0)%             (35.0)%         (35.0)%
Foreign tax rate differential..............              --                  --             0.6%
Non-deductible goodwill amortization.......              --                  --             2.0%
Non-deductible interest expense............              --                 5.8%            0.5%
Change in valuation allowance..............            35.0%               29.2%           32.5%
                                                 ----------          ----------      ----------
Effective income tax rate..................              --%                 --%            0.6%
                                                 ==========          ==========      ==========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     The components of net deferred taxes are as follows:

                                                                  AS OF DECEMBER 31,
                                                              ---------------------------
                                                              1997      1998       1999
                                                              -----    ------    --------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Tax loss carry forwards...................................  $ 183    $1,038    $ 15,600
  Accreted interest on senior discount notes................     --     2,978      19,730
  Accrued liabilities.......................................     --        --       1,920
  Depreciation..............................................     --        41       1,760
                                                              -----    ------    --------
     Total gross deferred tax assets........................    183     4,057      39,010
  Valuation allowance.......................................   (183)   (4,057)    (39,010)
                                                              -----    ------    --------
     Total net deferred tax assets..........................  $  --    $   --    $     --
                                                              =====    ======    ========

     The Company has a federal net operating loss carry forward of approximately $40 million that begins to expire in 2012. Also, the Company has state tax losses of $40 million that expire beginning in 2002. Based on the Company's history of losses to date, management has provided a valuation allowance to fully offset the deferred assets related to federal and state net operating loss carry forwards.

7.  RELATED PARTY TRANSACTIONS

     In conjunction with the acquisition of TeleSite, the Company issued a $2.3 million note payable to a shareholder. In the period from April 25, 1997 (inception) to December 31, 1997 and during the year ended December 31, 1998, the Company incurred approximately $100,000 and $81,000 of interest expense related to the note payable to shareholder, respectively. In June 1998, the note was repaid in full.

     On April 20, 1999, in connection with the Nextel tower acquisition, four directors purchased 50,000, 25,000, 262,973 and 100,000 shares of SpectraSite's Series C preferred stock for $5.00 per share, respectively. In addition, one director purchased 100,000 shares of common stock and executed promissory notes as payment for the common stock. The promissory notes mature on April 20, 2009 and bear interest at 5.67% per year. Under the purchase agreement, 25% of the shares of common stock vest each year, with the first installment vesting on April 20, 2000. In addition, SpectraSite has the right to repurchase half of the shares at their original cost to the director at any time prior to April 20, 2000 and upon the date the director ceases to perform services for SpectraSite.

     Affiliates of three significant stockholders received an aggregate of two million shares of SpectraSite's common stock valued at $9.0 million as consideration for financing commitments made in connection with the Nextel tower acquisition. Affiliates of each entity are members of the Company's board directors.

     To finance a portion of the cash consideration paid to Nextel, SpectraSite issued and sold the 2009 Notes in a private offering and borrowed $150.0 million under its credit facility. CIBC World Markets Corp. was an initial purchaser in the 2009 notes offering, and an affiliate of CIBC World Markets is an agent and a lender under the credit facility. CIBC World Markets was also an initial purchaser of SpectraSite's 2008 Notes. CIBC World Markets and its affiliates received customary fees for such services. One director of SpectraSite is a Managing Director of CIBC World Markets.

     In May 1997, an officer agreed to invest additional personal funds in SpectraSite at the average per share price of Series A and Series B preferred stock. In satisfaction of this commitment, the officer purchased 210,000 shares of common stock for an aggregate purchase price of $0.8 million on April 20, 1999.

     In August 1999, SpectraSite loaned an officer $325,000 in connection with the exercise of certain stock options. The 112,500 shares the officer acquired through the exercise of these options are pledged to

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

SpectraSite as security for this loan. The loan bears interest at the applicable federal rate under the Internal Revenue Code, 5.36% per annum, and matures in August 2002.

     In September 1999, SpectraSite loaned an officer $500,000 to purchase a home as a relocation incentive. This loan will be secured by any shares of SpectraSite's common stock issued to the officer upon exercise of options, bears interest at 5.82% per annum and matures in September 2004.

     The Company has a revolving loan arrangement with an affiliate under which the affiliate may borrow up to $14.4 million. The loan accrues interest at 12% and is collateralized by property, equipment, investments, contracts and other assets of the affiliate. At December 31, 1999, the affiliate owed $2.9 million to the Company under the loan. In 1999, the Company had interest income of $0.1 million from amounts outstanding under the loan.

8.  EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) plan for the benefit of all its employees meeting specified eligibility requirements. The Company's expenses related to the plan are discretionary and totaled approximately $11,000, $31,000 and $121,000 for the period from April 25, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999, respectively.

9.  SALE OF AFFILIATES

     In February 1998, the Company entered into an agreement under which it sold a wholly-owned subsidiary, MetroSite, for $299,000. The Company recognized a gain on the sale of $257,000.

     In May 1998, the Company sold its ownership interest in Communication Management Specialists, LLC ("CMS") for $375,000, in exchange for a note receivable bearing interest at 8.5% per annum, payable to the Company over 60 months. The total amount due to the Company at December 31, 1999 is $261,000 of which the current portion, $73,000, is included in prepaid expenses and other current assets in the accompanying balance sheet. The Company recognized a gain on the sale of approximately $189,000. Prior to the sale, the Company's ownership interest in CMS was accounted for using the equity method.

10.  ACQUISITION ACTIVITY

     In June 1998, the Company entered into an agreement under which it acquired all of the membership interests of H&K Investments, LLC for $1.4 million in a transaction accounted for as a purchase. The results of operations of H&K are included in the Company's operations from the date of acquisition. The Company paid $1.3 million in cash and recorded notes payable for $0.1 million in conjunction with the acquisition. The outstanding note payable was subsequently paid in December 1998.

     In August 1998, the Company entered into an asset purchase agreement with Airadigm Communications, Inc. ("Airadigm") for the purchase of 47 towers for approximately $11.8 million. As of December 31, 1998, 40 towers had been placed in service. During 1999, five additional towers were placed in service and Airadigm refunded the Company's deposit for the remaining two towers. Under the terms of the agreement, the Company will lease antenna space on the towers to Airadigm.

     In August 1998, the Company entered into an asset purchase agreement with Amica Wireless Phone Service, Inc. for the purchase of the construction in progress related to 14 towers for approximately $474,000.

     In September 1998, the Company acquired all of the outstanding common stock of GlobalComm, Inc. for $2.0 million in cash in a transaction accounted for as a purchase. The results of operations of GlobalComm are included in the Company's operations from the date of acquisition. The Company recorded approximately $1.7 million of goodwill related to the transaction.

     In April 1999, the Company purchased 2,000 communications towers from Nextel for $560.0 million in cash and 14 million shares of Series C preferred stock valued at $70.0 million, which represented approximately 18% of all the Company's outstanding capital stock. As part of the transaction, Nextel agreed to lease 1,700 additional sites on the Company's towers as part of Nextel's national deployment. SpectraSite and certain of Nextel's subsidiaries entered into a master site commitment agreement under which Nextel and its

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES controlled affiliates will offer SpectraSite exclusive opportunities, under specific terms and conditions, relating to the construction or purchase of, or co-location on, additional communications sites. These sites will then be leased by subsidiaries of Nextel under the terms of the master site lease agreement. If the number of new sites leased is less than the agreed upon number as of particular dates, Nextel has agreed to make payments to SpectraSite. The master site commitment agreement also gives SpectraSite a right of first refusal to acquire any towers that Nextel or certain affiliates desire to sell. Of the total consideration paid to Nextel, $45.0 million has been allocated as a deposit relating to this commitment. The Company used $150.0 million of borrowings under a $500.0 million committed credit facility, $340.0 million from the proceeds of the 2009 Notes and $231.4 million from the sale of new Series C preferred stock to fund the cash purchase price and to pay related fees and expenses.

     In connection with the purchase, Nextel entered into a master site lease agreement to become the anchor tenant on each of the acquired towers and also conveyed to the Company certain third-party co-location site leases associated with the acquired assets. Nextel also transferred to the Company certain non-cancelable ground leases, and the Company assumed all operating and other costs associated with the acquired assets.

     In September 1999, the Company consummated the Agreement and Plan of Merger, dated as of May 15, 1999 with Westower. Under the terms of the agreement, Westower shareholders received 1.81 shares of SpectraSite common stock for each share of Westower common stock. In the aggregate, SpectraSite exchanged 15.5 million shares of its common stock valued at $205.6 million for
8.6 million shares of Westower common stock and assumed $81.5 million of debt. The Company repaid $72.2 million of such assumed debt at closing. In addition, the Company assumed the outstanding Westower employee stock options, which were converted into options to purchase 1.7 million shares of SpectraSite's common stock.

     On December 30, 1999, SpectraSite acquired Stainless, Inc., formerly a wholly-owned subsidiary of Northwest Broadcasting, L.P., for $40.0 million in cash. Stainless provides engineering, fabrication and other services in connection with the erection of towers used for television broadcast companies.

     Also on December 30, 1999, SpectraSite acquired Doty-Moore Tower Services, Inc., Doty-Moore Equipment Company, Inc. and Doty Moore RF Services, Inc. for $2.5 million in cash and 500,000 shares of SpectraSite's common stock valued at $5.4 million. Doty-Moore is a leading source for broadcast tower construction and technical services.

     The acquisitions of Westower, Stainless and Doty-Moore were accounted for as purchases, and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over fifteen years. The operations of each are included in the consolidated statement of operations from the date of acquisition.

     The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of Westower, Doty-Moore and Stainless had been consummated as of January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

                                                             YEAR ENDED
                                                         DECEMBER 31, 1999
                                                      ------------------------
                                                      (IN THOUSANDS OF DOLLARS
                                                       EXCEPT PER SHARE DATA)
Net revenues........................................         $ 187,082
Net loss............................................          (112,515)
Basic and diluted net loss per common share.........             (5.11)

11.  BUSINESS SEGMENTS

     The Company previously operated in one business segment. As a result of the Nextel tower and Westower acquisitions, the Company now operates in two business segments, site leasing and network services. Prior period information has been restated to reflect the current business segments. The site leasing segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES wireless communication services, including personal communication services, paging, cellular and microwave. The network services segment offers a broad range of network development services, including network design, tower construction and antenna installation.

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

     Summarized financial information concerning each reportable segment is shown in the following table. The "Other" column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

                                                      SITE     NETWORK
                                                    LEASING    SERVICES     OTHER       TOTAL
                                                    --------   --------   ---------   ----------
                                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Revenues..........................................  $ 46,515   $53,570    $      --   $  100,085
Income (loss) before income taxes.................    28,661     7,915     (133,676)     (97,100)
Assets............................................   756,442    60,149      403,362    1,219,953
YEAR ENDED DECEMBER 31, 1998
Revenues..........................................  $    656   $ 8,142    $      --   $    8,798
Income (loss) before income taxes.................       357     5,650      (15,086)      (9,079)
Assets............................................    25,865        --      136,081      161,946
PERIOD FROM INCEPTION (APRIL 25, 1997) TO DECEMBER
  31, 1997
Revenues..........................................  $     --   $ 5,002    $      --   $    5,002
Income (loss) before income taxes.................        --    (3,997)         107       (3,890)
Assets............................................        --        --       13,642       13,642

     From inception (April 25, 1997) until the acquisition of Westower on September 2, 1999, all of the Company's operations were located in the United States.

     Net revenues for the year ended December 31, 1999 were located in geographic areas as follows:

                                                       (IN THOUSANDS)
United States........................................     $ 90,984
Canada...............................................       13,794
Eliminations.........................................       (4,693)
                                                          --------
Consolidated net revenues............................     $100,085
                                                          ========

     At December 31, 1999, assets were located in geographic areas as follows:

                                                       (IN THOUSANDS)
United States........................................    $1,065,256
Canada...............................................        65,153
                                                         ----------
Consolidated long-lived assets.......................    $1,130,409
                                                         ==========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

12.  YEAR 2000 ISSUE (UNAUDITED)

     The Company has not experienced any immediate adverse impact from the transition to the Year 2000; however, management cannot provide assurance that the company, it's suppliers or it's customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the Year 2000 may not process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company continues to monitor Year 2000 compliance and the Year 2000 compliance of its suppliers and customers.

13.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 5, 2000, SpectraSite acquired Vertical Properties, Inc. in a merger transaction under which SpectraSite issued 225,000 unregistered shares of its common stock and repaid outstanding indebtedness of approximately $2.0 million. Vertical Properties is a broadcast tower development company formed to meet the needs of broadcasters in secondary broadcast markets faced with the complexities of converting to digital technology through site acquisition, tower placement and leasing of antenna space.

     On January 5, 2000, SpectraSite acquired Apex Site Management Holdings, Inc. ("Apex") in a merger transaction. Apex provides rooftop and in-building access to wireless carriers. SpectraSite issued approximately 4.5 million unregistered shares of its common stock and approximately 194,000 options to purchase common stock at an exercise price of $3.58 per share to the shareholders of Apex at the closing of the merger. In addition, SpectraSite issued approximately 1.5 million additional shares of common stock into escrow. These shares may be released to Apex's shareholders six months after SpectraSite's currently pending public offering is consummated based on the average trading price for SpectraSite's common stock for the 30-day period immediately preceding the six-month anniversary of the public offering. SpectraSite also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger.

     On January 28, 2000, SpectraSite acquired substantially all of the assets of International Towers Inc. and its subsidiaries, including S&W Communications Inc. International Towers owns a broadcast tower manufacturing facility and, through S&W Communications, provides integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. SpectraSite paid $5.5 million and issued an aggregate of 350,000 unregistered shares of its common stock in connection with this acquisition.

     On February 4, 2000, SpectraSite completed an underwritten public offering of 25.6 million shares of common stock for net proceeds of approximately $411.3 million. As a result of the offering, all Series A, B, C preferred stock automatically converted to common stock on a share-for-share basis.

     On February 17, 2000, the company signed a definitive agreement with AirTouch Communications, Inc. to obtain the rights to approximately 430 towers through a master sublease for approximately $155 million. The transaction is expected to close in stages with the initial closing to occur no later than November 15, 2000, if certain conditions are met.

                         REPORT OF INDEPENDENT AUDITORS

The Members
TeleSite Services, LLC

     We have audited the accompanying consolidated balance sheet of TeleSite Services, LLC as of December 31, 1996 and the related consolidated statements of operations and members' equity and cash flows for the year ended December 31, 1996 and for the period from January 1, 1997 through May 12, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleSite Services, LLC at December 31, 1996 and the consolidated results of its operations and its cash flows for the year ended December 31, 1996 and for the period from January 1, 1997 through May 12, 1997, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Raleigh, North Carolina
March 27, 1998

                             TELESITE SERVICES, LLC

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1996

ASSETS
Current assets:
  Cash......................................................  $    4,854
  Accounts receivable:
     Trade..................................................   1,777,611
     Other..................................................      37,107
  Prepaid expenses and other................................      39,964
                                                              ----------
Total current assets........................................   1,859,536
Property and equipment, net.................................     931,291
Investment in affiliate.....................................     131,459
                                                              ----------
Total assets................................................  $2,922,286
                                                              ==========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Line of credit............................................  $  946,724
  Accounts payable..........................................     688,180
  Accrued expenses..........................................      33,092
  Current portion of long-term debt.........................     295,711
                                                              ----------
Total current liabilities...................................   1,963,707
Long-term debt, less current portion........................      81,106
                                                              ----------
Total liabilities...........................................   2,044,813
Members' equity.............................................     877,473
                                                              ----------
Total liabilities and members' equity.......................  $2,922,286
                                                              ==========

See accompanying notes.

                             TELESITE SERVICES, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE
                                                                                 PERIOD FROM
                                                               FOR THE         JANUARY 1, 1997
                                                             YEAR ENDED              TO
                                                          DECEMBER 31, 1996     MAY 12, 1997
                                                          -----------------    ---------------
Revenues................................................     $8,840,869          $1,925,985
Costs of operations.....................................      2,254,777             594,683
Selling, general and administrative expenses............      4,255,840           1,741,856
Depreciation expense....................................         91,133              55,870
                                                             ----------          ----------
Operating income (loss).................................      2,239,119            (466,424)
Interest expense........................................        (66,505)            (35,695)
Equity in earnings (loss) of affiliate..................        116,459              (1,087)
                                                             ----------          ----------
Net income (loss).......................................     $2,289,073          $ (503,206)
                                                             ==========          ==========
Pro forma income data (unaudited):
  Net income (loss) as reported.........................     $2,289,073          $ (503,206)
  Pro forma provision for income taxes..................        892,783                  --
                                                             ----------          ----------
  Pro forma net income (loss)...........................     $1,396,290          $ (503,206)
                                                             ==========          ==========

See accompanying notes.

                             TELESITE SERVICES, LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members' deficiency at January 1, 1996......................  $ (445,584)
  Distributions to members..................................    (966,016)
  Net income................................................   2,289,073
                                                              ----------
Members' equity at December 31, 1996........................  $  877,473
  Contribution to capital...................................         100
  Distributions to members..................................    (211,256)
  Net loss..................................................    (503,206)
                                                              ----------
Members' equity at May 12, 1997.............................  $  163,111
                                                              ==========

See accompanying notes.

                             TELESITE SERVICES, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE
                                                                                 PERIOD FROM
                                                               FOR THE         JANUARY 1, 1997
                                                             YEAR ENDED              TO
                                                          DECEMBER 31, 1996     MAY 12, 1997
                                                          -----------------    ---------------
OPERATING ACTIVITIES
Net income (loss).......................................     $ 2,289,073          $(503,206)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..........................................          91,133             55,870
  Equity in (earnings) loss of affiliate................        (116,459)             1,087
  Changes in operating assets and liabilities:
     Trade accounts receivable..........................      (1,314,087)           456,345
     Other accounts receivable..........................         (34,072)           (76,610)
     Prepaid expenses and other.........................         (35,827)           (17,487)
     Accounts payable...................................         197,702            (42,534)
     Accrued expenses...................................          31,568             55,593
                                                             -----------          ---------
       Net cash provided by (used in) operating
          activities....................................       1,109,031            (70,942)
INVESTING ACTIVITIES
Purchases of property and equipment.....................        (837,808)          (321,788)
Investment in affiliate.................................         (15,000)                --
                                                             -----------          ---------
       Net cash used in investing activities............        (852,808)          (321,788)
FINANCING ACTIVITIES
Net proceeds from line of credit........................         368,724            249,338
Net proceeds from long-term debt........................         556,391            293,785
Repayment of long-term debt.............................        (224,923)                --
Proceeds from capital contribution......................              --                100
Distribution to members.................................        (966,016)          (153,499)
                                                             -----------          ---------
       Net cash (used in) provided by financing
          activities....................................        (265,824)           389,724
                                                             -----------          ---------
Net decrease in cash....................................          (9,601)            (3,006)
Cash at beginning of period.............................          14,455              4,854
                                                             -----------          ---------
Cash at end of period...................................     $     4,854          $   1,848
                                                             ===========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest................     $    64,000          $  30,695
                                                             ===========          =========

See accompanying notes.