Form 10-Q
period 2000-03-31
SPECTRASITE HOLDINGS INC
filed 2000-05-12
CIK 1072048

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________________to__________________



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


                                  YES [X] No [ ]

As of April 30, 2000, the registrant had only one outstanding class of common stock, of which there were 123,258,014 shares outstanding.

                                     INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets
         at March 31, 2000 (unaudited) and December 31, 1999                                        3

         Unaudited Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2000 and 1999                                         4

         Unaudited Condensed Consolidated Statement
         of  Shareholders' Equity for the three months
         ended March 31, 2000                                                                       5

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2000 and 1999                                         6

         Notes to the Unaudited Condensed Consolidated Financial Statements                         7


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          12

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                                         15

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                                                16

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                        16

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                  16

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              16

         ITEM 5 - OTHER INFORMATION                                                                16

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                 17

         SIGNATURES                                                                                18

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    At March 31, 2000 and December 31, 1999
                             (dollars in thousands)


                                                                                 March 31,              December 31,
                                                                                    2000                    1999
                                                                              ---------------         ---------------
                                                                                (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $       796,908         $        37,778
    Accounts receivable, net of allowance
      of $1,936 and $1,530                                                             52,249                  31,785
    Costs and estimated earnings in excess of billings                                 12,535                  11,545
    Inventories                                                                         5,438                   4,083
    Prepaid expenses and other                                                          4,315                   4,353
                                                                              ---------------         ---------------
          Total current assets                                                        871,445                  89,544
Property and equipment, net                                                           852,439                 763,757
Goodwill and other intangible assets, net                                             402,774                 307,197
Other assets                                                                           76,330                  59,455
                                                                              ---------------         ---------------
Total assets                                                                  $     2,202,988         $     1,219,953
                                                                              ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $        21,745         $        21,230
    Accrued and other expenses                                                         22,909                  16,942
    Billings in excess of costs and estimated earnings                                  7,628                   5,247
                                                                              ---------------         ---------------
          Total current liabilities                                                    52,282                  43,419
Long-term debt                                                                        202,427                 202,527
Senior discount notes                                                                 832,594                 516,251
Senior notes                                                                          200,000                      --
                                                                              ---------------         ---------------
          Total liabilities                                                         1,287,303                 762,197
                                                                              ---------------         ---------------

Shareholders' equity:
    Convertible preferred stock (Series A, B and C)                                        --                 339,494
    Common stock ($.001 par value, 300,000,000 shares
       authorized and 123,179,486 and 20,191,604 issued and
       outstanding at March 31, 2000 and December 31, 1999)                               123                      20
    Additional paid-in-capital                                                      1,060,514                 230,546
    Accumulated other comprehensive income                                                 39                     192
    Accumulated deficit                                                              (144,991)               (112,496)
                                                                              ---------------         ---------------
          Total shareholders' equity                                                  915,685                 457,756
                                                                              ---------------         ---------------
Total liabilities and shareholders' equity                                    $     2,202,988         $     1,219,953
                                                                              ===============         ===============


                   See accompanying notes to these financials

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                    (in thousands, except per share amounts)


                                                                               Three Months            Three Months
                                                                                   Ended                   Ended
                                                                              March 31, 2000          March 31, 1999
                                                                              ---------------         ---------------
Revenues:
    Site leasing                                                              $        20,284         $           572
    Network services                                                                   54,953                   2,383
                                                                              ---------------         ---------------
Total revenues                                                                         75,237                   2,955
                                                                              ---------------         ---------------

Operating Expenses:
     Costs of operations, excluding
          depreciation and amortization expense
       Site leasing                                                                     9,210                     354
       Network services                                                                41,080                     550
     Selling, general and administrative expenses                                      15,625                   2,830
     Depreciation and amortization expense                                             19,926                     501
     Non-cash compensation charges                                                        376                      --
     Restructuring and non-recurring charges                                               --                     600
                                                                              ---------------         ---------------
Total operating expenses                                                               86,217                   4,835
                                                                              ---------------         ---------------
Operating loss                                                                        (10,980)                 (1,880)
                                                                              ---------------         ---------------

Other income (expense):
    Interest income                                                                     3,452                   1,268
    Interest expense                                                                  (24,204)                 (3,905)
    Other income (expense)                                                               (245)                     --
                                                                              ---------------         ---------------
Total other income (expense)                                                          (20,997)                 (2,637)
                                                                              ---------------         ---------------
Loss before income taxes                                                              (31,977)                 (4,517)
Income tax expense                                                                        518                      --
                                                                              ---------------         ---------------
Net loss                                                                      $       (32,495)        $        (4,517)
                                                                              ===============         ===============

Loss applicable to common shareholders:
Net loss                                                                      $       (32,495)        $        (4,517)
Accretion of redemption
    value of preferred stock                                                               --                    (760)
                                                                              ---------------         ---------------
Net loss applicable to common shareholders                                    $       (32,495)        $        (5,277)
                                                                              ===============         ===============

Net loss per common share (basic and diluted)                                 $         (0.38)                  (5.51)
                                                                              ===============         ===============
Weighted average common
shares outstanding (basic and diluted)                                                 85,277                     957
                                                                              ===============         ===============


                   See accompanying notes to these financials

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY
                       Three Months Ended March 31, 2000
                             (dollars in thousands)


                                                  Convertible
                                                   Preferred               Common Stock            Additional    Comprehensive
                                                  ------------------------------------------        Paid-in         Income
                                                    Stock            Shares         Amount          Capital         (Loss)
                                                                    ----------------------------------------------------------

Balance at December 31, 1999                       $  339,494        20,191,604     $      20     $  230,546
Net loss                                                   --                --            --             --     $  (32,495)
Foreign currency translation
   adjustment                                              --                --            --             --           (153)
                                                                                                                 ----------
Total comprehensive loss                                                                                         $  (32,648)
                                                                                                                 ==========
Issuance of common stock, net of
   stock issuance costs of $24,475                         --        32,238,257            32        490,169
Non-cash compensation charges                              --                --            --            376
Conversion of preferred stock to
   common stock                                      (339,494)       70,749,625            71        339,423
                                                   ---------------------------------------------------------
Balance at March 31, 2000                          $       --       123,179,486     $     123     $1,060,514
                                                   =========================================================


                                                           Accumulated
                                                              Other
                                                          Comprehensive         Accumulated
                                                              Income              Deficit                Total
                                                          -------------         -----------           ----------

Balance at December 31, 1999                                $      192           $ (112,496)          $  457,756
Net loss                                                            --              (32,495)          $  (32,495)
Foreign currency translation
   adjustment                                                     (153)                  --                 (153)

Total comprehensive loss

Issuance of common stock, net of
   stock issuance costs of $24,475                                  --                   --              490,201
Non-cash compensation charges                                       --                   --                  376
Conversion of preferred stock to
   common stock                                                     --                   --                   --
                                                            ----------           ----------           ----------
Balance at March 31, 2000                                   $       39           $ (144,991)          $  915,685
                                                            ==========           ==========           ==========


                   See accompanying notes to these financials

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months Ended March 31, 2000 and 1999
                             (dollars in thousands)

                                                                                    Three Months           Three Months
                                                                                       Ended                  Ended
                                                                                   March 31, 2000          March 31, 1999
                                                                                   ---------------         ---------------

OPERATING ACTIVITIES
Net loss                                                                           $       (32,495)        $        (4,517)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                            13,858                     501
    Amortization of goodwill                                                                 6,068                     154
    Amortization of debt issuance costs                                                      1,133                      75
    Amortization of senior discount notes                                                   16,368                   3,962
    Non-cash compensation charges                                                              376                      --
    Equity in net loss of affiliate                                                            328                      --
    Changes in operating assets and liabilities,
       net of acquisitions:
       Accounts receivable                                                                 (16,835)                    209
       Costs and estimated earnings in excess of billings                                     (330)                     --
       Inventories                                                                            (418)                     --
       Prepaid expenses and other                                                            1,571                      13
       Accounts payable                                                                     (1,702)                   (784)
       Other current liabilities                                                            (2,986)                    109
                                                                                   ---------------         ---------------
Net cash used in operating activities                                                      (15,064)                   (278)
                                                                                   ---------------         ---------------
INVESTING ACTIVITIES
Purchases of property and equipment                                                        (90,544)                 (3,373)
Deposits on asset purchases                                                                (23,000)                     --
Maturities of short term investments                                                            --                  15,414
Acquisitions, net of cash acquired                                                         (14,507)                     --
Other, net                                                                                    (350)                     21
                                                                                   ---------------         ---------------
Net cash provided by (used in)
    investing activities                                                                  (128,401)                 12,062
                                                                                   ---------------         ---------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                     443,075                      --
Stock issuance costs                                                                       (24,475)                     --
Repayments of debt                                                                            (383)                     (3)
Proceeds from issuance of senior notes                                                     200,000                      --
Proceeds from issuance of senior discount notes                                            299,974                      --
Debt issuance costs                                                                        (15,596)                   (250)
                                                                                   ---------------         ---------------
Net cash provided by (used in) financing activities                                        902,595                    (253)
                                                                                   ---------------         ---------------

Net increase in cash and cash equivalents                                                  759,130                  11,531

Cash and cash equivalents at beginning of period                                            37,778                  99,548
                                                                                   ---------------         ---------------

Cash and cash equivalents at end of period                                         $       796,908         $       111,079
                                                                                   ===============         ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                           $         7,305         $            --
                                                                                   ===============         ===============

Cash paid during the period for income taxes                                       $           370         $            --
                                                                                   ===============         ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisitions                                               $        71,667         $            --
                                                                                   ===============         ===============

                   See accompanying notes to these financials

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

SIGNIFICANT CUSTOMERS

         In the three months ended March 31, 2000, one customer, which is a significant shareholder of the Company, accounted for 26.1% of revenues. In the three months ended March 31, 1999, three different customers accounted for 57.4%, 14.5% and 14.2% of revenues, respectively.

RESTRUCTURING AND NON-RECURRING CHARGES

         In March 1999, the Company announced that it would relocate its marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to its corporate headquarters in Cary, North Carolina. As a result, the Company recorded a non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities.

INCOME TAXES

         The Company provides for income taxes at the end of each interim period using the liability method based on the estimated effective tax rate for the full fiscal year for each tax reporting entity. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". The Company has potential common stock equivalents related to its convertible preferred stock and outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share for all

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

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

2. LONG-LIVED ASSETS

         Property and equipment consists of the following (in thousands):

                                                                                 March 31,              December 31,
                                                                                   2000                     1999
                                                                              ---------------         ---------------
          Towers                                                              $       792,249                 723,075
          Equipment                                                                    11,318                   9,884
          Furniture and fixtures                                                        3,360                   2,256
          Other                                                                        22,882                  15,240
                                                                              ---------------         ---------------
                                                                                      829,809                 750,455
          Less accumulated depreciation                                               (46,695)                (32,837)
                                                                              ---------------         ---------------
                                                                                      783,114                 717,618
          Construction in progress                                                     69,325                  46,139
                                                                              ---------------         ---------------
                                                                              $       852,439         $       763,757
                                                                              ===============         ===============

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


         Goodwill and other intangible assets consist of the following (in thousands):

                                                                                 March 31,             December 31,
                                                                                   2000                     1999
                                                                              ---------------         ---------------
Goodwill                                                                      $       365,717                 280,666
Debt issuance costs                                                                    49,549                  33,955
Other                                                                                   1,000                      --
                                                                              ---------------         ---------------
                                                                                      416,266                 314,621
Less accumulated amortization                                                         (13,492)                 (7,424)
                                                                              ---------------         ---------------
                                                                              $       402,774         $       307,197
                                                                              ===============         ===============

         Other assets consist of the following (in thousands):

                                                                                 March 31,             December 31,
                                                                                   2000                     1999
                                                                              ---------------         ---------------
Deposits                                                                      $        63,548                  49,153
Other                                                                                  12,782                  10,302
                                                                              ---------------         ---------------
                                                                              $        76,330         $        59,455
                                                                              ===============         ===============

3. ACQUISITION ACTIVITIES

         On January 5, 2000, SpectraSite acquired Vertical Properties, Inc. in a merger for 225,000 shares of its common stock valued at $2.6 million and repaid outstanding indebtedness of $1.5 million. Vertical Properties was a broadcast tower development company formed to meet the needs of broadcasters in secondary broadcast markets faced with the complexities of converting to digital technology through site acquisition, tower placement and leasing of antenna space.

         On January 5, 2000, SpectraSite acquired Apex Site Management Holdings, Inc. ("Apex") in a merger transaction for 4.5 million shares of its common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share to the shareholders of Apex at the closing of the merger. In addition, SpectraSite issued approximately 1.5 million additional shares of common stock into escrow. These shares may be released to Apex's shareholders on or about August 4, 2000 based on the average trading price for SpectraSite's common stock for the 30-day period immediately preceding such release. SpectraSite also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

         On January 28, 2000, SpectraSite acquired substantially all of the assets of International Towers Inc. and its subsidiaries, including S&W Communications Inc. International Towers owned a broadcast tower manufacturing facility and, through S&W Communications, provided integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. SpectraSite paid $5.4 million and issued 350,000 shares of its common stock valued at $7.1 million in connection with this acquisition.

         On March 14, 2000, SpectraSite acquired substantially all of the assets of TelCo Site Services, Inc. ("TelCo"), which provided network services. SpectraSite issued 155,000 shares of common stock valued at $4.2 million in connection with the acquisition.

         The acquisitions of Vertical Properties, Apex, International Towers and TelCo were accounted for as purchases, and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over 15 years. The operations of each are included in the consolidated statement of operations from the date of acquisition.

         The following unaudited pro forma summary for the three months ended March 31, 2000 and 1999 presents the condensed consolidated results of operations as if the 1999 acquisitions of Westower, Stainless and Doty-Moore and the 2000 acquisitions discussed above had occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results that may occur in the future.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                               Three months            Three months
                                                                                  Ended                   Ended
                                                                                 March 31,               March 31,
                                                                                   2000                    1999
                                                                              ---------------         --------------
Revenues                                                                      $        76,139         $        30,835
Net loss                                                                      $       (33,747)        $       (14,362)
Basic and diluted net loss
   per common share                                                           $         (0.40)        $         (0.74)

4.  DEBT

12 7/8% SENIOR DISCOUNT NOTES DUE 2010

         In March 2000, SpectraSite issued $559.8 million aggregate principal amount at maturity of senior discount notes due 2010 (the "2010 Notes") for gross proceeds of $300.0 million. Interest on the 2010 Notes accretes daily at a rate of 12.875% per annum, compounded semiannually, to an aggregate principal amount of $559.8 million on March 15, 2005. Cash interest will not accrue on the 2010 Notes prior to March 15, 2005. Commencing March 15, 2005, cash interest will accrue and be payable semiannually in arrears on each March 15 and September 15, commencing September 15, 2005, at a rate of 12.875% per annum. After March 15, 2005, the Company may redeem all or a portion of the 2010 Notes at specified redemption prices, plus accrued and unpaid interest. On one or more occasions prior to March 15, 2003, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 2010 Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112.875% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 2010 Notes that restrict the Company's ability to incur additional indebtedness and make certain payments, among other things.

10 3/4% SENIOR NOTES DUE 2010

         In March 2000, SpectraSite issued $200.0 million aggregate principal amount of senior discount notes due 2010 (the "Cash Notes"). The Cash Notes bear interest at a rate of 10.75% per annum, payable semi-annually in arrears on March 15 and September 15, commencing September 15, 2000. After March 15, 2005, the Company may redeem all or a portion of the Cash Notes at specified prices, plus accrued interest. On one or more occasions prior to March 15, 2003, the Company may redeem up to 35% of the Cash Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 110.75% of the principal amount of the Cash Notes bought, plus accrued interest. The Company is required to comply with certain covenants under the terms of the Cash Notes that restrict the Company's ability to incur additional indebtedness and make certain payments, among other things.

5.       SHAREHOLDERS' EQUITY

         On February 4, 2000, SpectraSite completed an underwritten public offering of 25.6 million shares of common stock for net proceeds of approximately $411.3 million. As a result of the offering, all Series A, B and C preferred stock automatically converted to common stock on a share-for-share basis.

6.       BUSINESS SEGMENTS

         The Company operates in two business segments, site leasing and network services. Prior period information has been restated to reflect the current business segments. The site leasing segment provides for leasing and subleasing of antennae sites on multi-tenant towers for a diverse range of wireless communication services, including personal communication services, paging, cellular and microwave. The network services segment offers a broad range of network development services, including network design, tower construction and antenna installation.

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

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS




         Summarized financial information concerning the reportable segments as of and for the three months ended March 31, 2000 and 1999 is shown in the following table. The "Other" column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

                                                                                 Network
                                                             Site Leasing        Services           Other                Total
                                                             -------------------------------------------------------------------
                                                                                        (in thousands)

Three months ended March 31, 2000
---------------------------------
Revenues                                                     $     20,284      $     54,953      $         --       $     75,237
Income (loss) before income taxes                                   9,549             5,892           (47,418)           (31,977)

Assets                                                            872,996            76,061         1,253,931          2,202,988

         1999
Revenues                                                     $        572      $      2,383      $         --       $      2,955
Income (loss) before income taxes                                     218             1,833            (6,568)            (4,517)
Assets                                                             25,367                --           135,345            160,712

7.    SUBSEQUENT EVENTS

         On February 17, 2000, the Company signed a definitive agreement with AirTouch Communications, Inc. to obtain the rights to approximately 430 towers through a master sublease for approximately $155 million. The transaction is expected to close in stages with the initial closing to occur no later than November 15, 2000, if certain conditions are met.

         On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provided wireless network development services in the United Kingdom.

         On April 12, 2000, the Company entered into an agreement to acquire Lodestar Towers, Inc. for approximately $170.0 million. Lodestar owns and operates 90 wireless towers and 10 broadcast towers, and manages an additional 139 wireless towers and 10 broadcast towers. Lodestar is also in the process of acquiring 27 multi-tenant towers and developing approximately 200 wireless towers. The acquisition is expected to close in the second quarter of 2000, subject to customary regulatory approvals.

         On April 13, 2000, the Company entered into a joint venture shareholders' agreement, pursuant to which the Company and Transco, the arm of BG Group plc which runs Britains' gas network, will jointly develop a tower business to support Europe's mobile communications industry. The Company and Transco will each own 50% of the joint venture. Transco will transfer existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company will provide intellectual property and wireless network development skills. In addition, the Company will contribute approximately $165.0 million for future network development and possible acquisitions and will contribute Ample Design to the joint venture.

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

BUSINESS OVERVIEW

         SpectraSite's primary focus is on the ownership of multi-tenant towers and leasing of antenna space on such towers. As of March 31, 2000, we had 3,070 towers in service, as compared to 2,765 towers at December 31, 1999.

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

         Our two largest expense line items have been depreciation and amortization and selling, general and administrative expense. Depreciation expense primarily relates to our towers, which we depreciate over 15 years. In 2000, amortization expense is primarily due to goodwill associated with the acquisitions of Westower, Stainless, Doty Moore, Apex and International Towers. We experienced a significant increase in selling, general and administrative expense in 2000 as we integrated Westower's operations and increased our employee base to market and manage the 2,000 Nextel towers and build towers for Nextel under the master site commitment agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999.

         Consolidated revenues for the three months ended March 31, 2000 were $75.2 million, an increase of $72.3 million from the three months ended March 31, 1999. Revenues from site leasing increased to $20.3 million for the three months ended March 31, 2000 from $0.6 million for the three months ended March 31, 1999 primarily as a result of revenues derived from 2,000 communications towers which we acquired from Nextel in April 1999. We owned 3,070 communications towers at March 31, 2000 compared to 125 communications towers at March 31, 1999.

         Revenues from network services increased to $55.0 million for the three months ended March 31, 2000 compared to $2.4 million in the three months ended March 31, 1999 primarily as a result of the acquisitions of Westower, Stainless, Doty-Moore and International Towers.

         Costs of operations increased to $50.3 million for the three months ended March 31, 2000 from $0.9 million for the three months ended March 31, 1999. The increase in costs was primarily attributable to operating costs of the 2,000 communications towers purchased from Nextel and to the acquisitions of Westower, Stainless, Doty-Moore and International Towers. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 45.4% for the three months ended March 31, 2000 from 61.9% for the three months ended March 31, 1999 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. As our site leasing operations mature, additional tenants on a tower will generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 74.8% for the three months ended March 31, 2000 from 23.1% for the three months ended March 31, 1999. This increase is due to construction activities associated with the operations of Westower, Stainless, Doty-Moore and International Towers which have higher levels of direct costs than historical site acquisition activities.

         Selling, general and administrative expenses increased to $15.6 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and the acquisitions of Westower, Stainless, Doty-Moore, International Towers and Apex.

         Depreciation and amortization expense increased to $19.9 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

         For the three months ended March 31, 2000, we recorded non-cash compensation charges of $0.4 million related to the issuance of stock options and restricted shares issued to employees. We did not incur non-cash compensation charges in the quarter ended March 31, 1999.

         In March 1999, we announced that we would relocate our marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to our corporate headquarters in Cary, North Carolina. As a result, we recorded a non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities.

         As a result of the factors discussed above, our loss from operations was $11.0 million for the three months ended March 31, 2000 compared to $1.9 million for the three months ended March 31, 1999.

         Net interest expense increased to $20.8 million during the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, reflecting additional interest expense due to the issuance of 12% senior discount notes due 2008 in June 1998, 11 1/4% senior discount notes due 2009 in April 1999, 12 7/8% senior discount notes due 2010 in March 2000 and 10 3/4% senior discount notes due 2010 in March 2000, as well as borrowings under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications. Prior to July 15, 2003, interest expense on the 2008 notes will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 2008 notes will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. In addition, the notes mature on July 15, 2008. Similarly, the 2009 notes will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. On April 15, 2004, the 2009 notes will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 2010 discount notes will not require cash interest payments prior to October 15, 2005, and mature March 15, 2010. On March 15, 2005, the 2010 discount notes will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 2010 cash notes require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. Furthermore, our credit facility provides for periodic principal and interest payments.

         We currently have $200.0 million outstanding and $300.0 million available under our credit facility to fund new tower construction or acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of March 31, 2000 was 9.49%. The facility also requires compliance with certain financial covenants. At March 31, 2000, we were in compliance with these covenants. In addition, our cash and cash equivalents were $796.9 million at March 31, 2000.

         For the three months ended March 31, 2000, cash flows used in operating activities were $15.1 million as compared to $0.3 million for the three months ended March 31, 1999. The change is primarily attributable to increased accounts receivable partially offset by the favorable cash flow generated from acquisitions completed in 1999.

         For the three months ended March 31, 2000, cash flows used in investing activities were $128.4 million compared to cash flows provided by investing activities of $12.1 million for the three months ended March 31, 1999. In the three months ended March 31, 2000, SpectraSite invested $113.5 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communications towers. In addition, we used $14.5 million in connection with our acquisitions of Apex and Vertical Properties and the acquisition of substantially all of the assets of International Towers in January 2000. In the three months ended March 31, 1999, $15.4 million in maturities of short-term investments were partially offset by $3.4 million in purchases of property and equipment.

         In the three months ended March 31, 2000, cash flows provided by financing activities were $902.6 million as compared to cash flows used by financing activities of $0.3 million in the three months ended March 31, 1999. The increase in cash provided by financing activities was attributable to the proceeds from the sales of common stock, the 2010 discount notes and the 2010 cash notes.

         Our ability to fund capital expenditures, make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, including the 2008 Notes, 2009 Notes, 2010 Notes and Cash Notes or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures, primarily to fund the construction and acquisition of additional communications towers. Management believes that cash flow from operations, available cash and anticipated available borrowings under our credit facility will be sufficient to fund capital expenditures and future acquisitions for the foreseeable future. However, if acquisitions or other opportunities present themselves more rapidly than we currently anticipate or if our estimates prove inaccurate, we may seek additional sources of debt or equity or reduce the scope of tower construction and acquisition activity. We cannot assure you that we will generate sufficient cash flow from operations, or that future borrowings or equity financing will be available, on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

RECENT EVENTS

         On February 17, 2000, the Company signed a definitive agreement with AirTouch Communications, Inc. to obtain the rights to approximately 430 towers through a master sublease for approximately $155 million. The transaction is expected to close in stages with the initial closing to occur no later than November 15, 2000, if certain conditions are met.

         On April 7, 2000, we acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom.

         On April 12, 2000, we entered into an agreement to acquire Lodestar Towers, Inc. for approximately $170.0 million. Lodestar owns and operates 90 wireless towers and 10 broadcast towers, and manages an additional 139 wireless towers and 10 broadcast towers. Lodestar is also in the process of acquiring 27 multi-tenant towers and developing approximately 200 wireless towers. This acquisition is expected to close in the second quarter of 2000, subject to customary regulatory approvals.

         On April 13, 2000, we entered into a joint venture shareholders' agreement, pursuant to which SpectraSite and Transco (BG Group plc), the arm of BG Group plc which runs Britains' gas network, will jointly develop a tower business to support Europe's growing mobile communications industry. SpectraSite and Transco will each own 50% of the joint venture. Transco will transfer existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and SpectraSite will provide intellectual property and wireless network development skills. In addition, SpectraSite will contribute funds for future developments and possible acquisitions. We also plan to incorporate Ample Design into the joint venture.

         In March 2000, we completed the private offering of the 2010 discount notes and the 2010 cash notes. In connection with this offering, we agreed to register notes substantially identical to the privately placed notes for exchange. The registration statement for this exchange offer was declared effective by the Securities and Exchange Commission on May 1, 2000 and exchange offer prospectuses were then promptly mailed to holders of the outstanding notes. The exchange offer expires 5:00 p.m., New York City time, on June 1, 2000, unless extended. All outstanding notes validly tendered in the exchange offer will be exchanged for registered notes. We will not receive any proceeds from the exchange offer and will pay all expenses incident to the exchange offer. The exchange agent for the exchange offer is United States Trust Company of New York. This is not an offer to exchange or a solicitation of exchange, such offers and solicitations can only be made by means of the exchange offer prospectus.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.


       ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of March 31, 2000. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.

                                                                   Expected Maturity Date
                                ---------------------------------------------------------------------------------------------
                                 1999         2000          2001          2002          2003       Thereafter        Total
                                ---------- ------------- ------------- ------------- ------------- ------------- ------------
                                                                   (dollars in thousands)
Long-term obligations:
  Fixed rate.................   $  --        $  --         $  --         $  --         $  --       $1,032,594      $1,032,594
  Average interest rate......      --           --            --            --            --            11.74%          11.74%


                          PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

       None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 5, 2000, SpectraSite Holdings issued 225,000 shares of common stock to the stockholders of Vertical Properties, Inc. in connection with the acquisition of Vertical Properties, Inc. Also on January 5, 2000, SpectraSite Holdings issued 4,505,997 shares of common stock to the stockholders of Apex Site Management Holdings, Inc. and 1,501,999 shares of common stock into escrow in connection with the acquisition of Apex Site Management Holdings, Inc. On March 14, 2000, SpectraSite Holdings issued 155,000 shares of common stock in connection with the acquisition of TelCo Site Services, Inc. The issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access to information about SpectraSite.

         On February 4, 2000, SpectraSite Holdings completed an underwritten public offering of common stock. In connection with consummation of this public offering, each share of SpectraSite's outstanding Series A, Series B and Series C preferred stock automatically converted into one share of common stock. As a result, SpectraSite has no shares of preferred stock issued or outstanding.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.       OTHER INFORMATION

          None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.9 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
     4.1 Indenture, dated as of June 26, 1998, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
     4.2 First Supplemental Indenture, dated as of March 25, 1999, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
     4.3 Indenture, dated as of April 20, 1999, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
     4.4 Indenture, dated as of March 15, 2000, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-4 (File No. 333-35094) of SpectraSite Holdings, Inc.).
     4.5 Indenture, dated as of March 15, 2000, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-4 (File No. 333-35094) of SpectraSite Holdings, Inc.).
    27.1 Financial Data Schedule for the three months ended March 31, 2000
         (for SEC use only).

     (b) Reports on Form 8-K

         An Item 5 report on Form 8-K, dated December 30, 1999, was filed on January 21, 2000 to report SpectraSite's acquisitions of Stainless, Inc., Doty-Moore Tower Services, Inc., Doty-Moore Equipment Company, Inc., Doty Moore RF Services, Inc., Vertical Properties, Inc., Apex Site Management Holdings, Inc. and substantially all of the assets of International Towers, Inc.

         An Item 5 report on Form 8-K, dated March 6, 2000, was filed on March 10, 2000 to announce the execution of a letter of intent for SpectraSite to acquire 11 broadcast towers from Pegasus Broadcast Television, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 12, 2000                SPECTRASITE HOLDINGS, INC.
                                           (Registrant)


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