Form 10-Q
period 2000-06-30
SPECTRASITE HOLDINGS INC
filed 2000-08-11
CIK 1072048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from ____________________to____________________



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


                               YES [X] No [ ]

As of August 4, 2000, the registrant had only one outstanding class of common stock, of which there were 138,001,460 shares outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS
      Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
      and December 31, 1999                                                   3

      Unaudited Condensed Consolidated Statements of Operations
      for the three and six months ended June 30, 2000 and 1999               4

      Unaudited Condensed Consolidated Statement of Shareholders'
      Equity for the six months ended June 30, 2000                           5

      Unaudited Condensed Consolidated Statements of Cash Flows
      for the six months ended June 30, 2000 and 1999                         6

      Notes to the Unaudited Condensed Consolidated Financial Statements      7


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 13

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    16

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS                                             17

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     17

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               17

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           17

      ITEM 5 - OTHER INFORMATION                                             18

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              18

      SIGNATURES                                                             19

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     At June 30, 2000 and December 31, 1999
                             (dollars in thousands)


                                                                   June 30,        December 31,
                                                                     2000              1999
                                                                 -----------       ------------
                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                    $   330,206       $    37,778
    Accounts receivable, net of allowance
       of $2,178 and $1,530                                           57,155            31,785
    Costs and estimated earnings in excess of billings                16,101            11,545
    Inventories                                                        5,649             4,083
    Prepaid expenses and other                                         7,236             4,353
                                                                 -----------       -----------
          Total current assets                                       416,347            89,544
Property and equipment, net                                          983,194           763,757
Investments in affiliates                                            228,175             3,706
Goodwill and other intangible assets, net                            531,379           307,197
Other assets                                                          70,533            55,749
                                                                 -----------       -----------
Total assets                                                     $ 2,229,628       $ 1,219,953
                                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $    20,451       $    21,230
    Accrued and other expenses                                        34,010            16,942
    Billings in excess of costs and estimated earnings                 5,766             5,247
                                                                 -----------       -----------
          Total current liabilities                                   60,227            43,419
Long-term debt                                                       204,606           202,527
Senior discount notes                                                856,920           516,251
Senior notes                                                         200,000                --
                                                                 -----------       -----------
          Total liabilities                                        1,321,753           762,197
                                                                 -----------       -----------

Shareholders' equity:

    Convertible preferred stock (Series A, B and C)                       --           339,494
    Common stock ($.001 par value, 300,000,000 shares
       authorized and 123,610,034 and 20,191,604 issued and
       outstanding at June 30, 2000 and December 31, 1999)               124                20
    Additional paid-in-capital                                     1,063,681           230,546
    Accumulated other comprehensive income                            27,495               192
    Accumulated deficit                                             (183,425)         (112,496)
                                                                 -----------       -----------
          Total shareholders' equity                                 907,875           457,756
                                                                 -----------       -----------
Total liabilities and shareholders' equity                       $ 2,229,628       $ 1,219,953
                                                                 ===========       ===========




                   See accompanying notes to these financials

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Six Months Ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)


                                                          Three Months Ended            Six Months Ended
                                                     ----------------------------  -----------------------------
                                                     June 30, 2000  June 30, 1999  June 30, 2000   June 30, 1999
                                                     -------------  -------------  -------------   -------------
Revenues:
    Site leasing                                       $  25,662       $ 12,442       $  45,946       $ 13,014
    Network services                                      52,121          1,940         107,074          4,323
                                                       ---------       --------       ---------       --------
Total revenues                                            77,783         14,382         153,020         17,337
                                                       ---------       --------       ---------       --------

Operating Expenses:
     Costs of operations, excluding
          depreciation and amortization expense
       Site leasing                                       10,368          4,673          19,578          5,027
       Network services                                   41,151            343          82,231            893
     Selling, general and administrative expenses         14,528          6,605          30,153          9,435
     Depreciation and amortization expense                22,736          8,573          42,662          9,074
     Non-cash compensation charges                           353            225             729            225
     Restructuring and non-recurring charges                  --             --              --            600
                                                       ---------       --------       ---------       --------
Total operating expenses                                  89,136         20,419         175,353         25,254
                                                       ---------       --------       ---------       --------
Operating loss                                           (11,353)        (6,037)        (22,333)        (7,917)
                                                       ---------       --------       ---------       --------

Other income (expense):
    Interest income                                        9,363          3,459          12,815          4,727
    Interest expense                                     (35,595)       (24,921)        (59,799)       (28,826)
    Other income (expense)                                  (749)            --            (994)            --
                                                       ---------       --------       ---------       --------
Total other income (expense)                             (26,981)       (21,462)        (47,978)       (24,099)
                                                       ---------       --------       ---------       --------
Loss before income taxes                                 (38,334)       (27,499)        (70,311)       (32,016)
Income tax expense                                           100             --             618             --
                                                       ---------       --------       ---------       --------
Net loss                                               $ (38,434)      $(27,499)      $ (70,929)      $(32,016)
                                                       =========       ========       =========       ========

Loss applicable to common shareholders:
Net loss                                               $ (38,434)      $(27,499)      $ (70,929)      $(32,016)
Accretion of redemption
    value of preferred stock                                  --             --              --           (760)
                                                       ---------       --------       ---------       --------
Net loss applicable to common shareholders             $ (38,434)      $(27,499)      $ (70,929)      $(32,776)
                                                       =========       ========       =========       ========


Net loss per common share
(basic and diluted)                                    $   (0.31)      $  (9.70)      $   (0.68)      $ (17.30)
                                                       =========       ========       =========       ========


Weighted average common
shares outstanding (basic and diluted)                   123,329          2,834         104,303          1,895
                                                       =========       ========       =========       ========




                   See accompanying notes to these financials

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                             (dollars in thousands)


                                                                                                 Accumulated
                               Convertible        Common Stock        Additional  Comprehensive    Other
                                Preferred     ---------------------    Paid-in       Income     Comprehensive   Accumulated
                                  Stock       Shares         Amount    Capital       (Loss)        Income         Deficit      Total
                             -------------------------------------------- ----------------------------------------------------------
Balance at December
   31, 1999                   $ 339,494    20,191,604    $      20    $  230,546                  $    192    $ (112,496)  $457,756
Net loss                             --            --           --            --   $  (70,929)          --       (70,929)   (70,929)
Foreign currency
   translation adjustment            --            --           --            --       (2,504)      (2,504)           --     (2,504)
Unrealized holding gains
   arising during period             --            --           --            --       29,807       29,807            --     29,807
                                                                                   ----------
Total comprehensive loss                                                           $  (43,626)
                                                                                   ==========
Issuance of common stock,
   net of stock issuance
   costs of $24,589                  --    32,668,805           33       492,983                        --            --    493,016
Non-cash compensation charges        --            --           --           729                        --            --        729
Conversion of preferred
   stock to common stock       (339,494)   70,749,625           71       339,423                        --            --         --
                              --------------------------------------------------                  ----------------------------------
Balance at June 30, 2000      $      --   123,610,034    $     124    $1,063,681                  $ 27,495    $ (183,425)  $907,875
                              ==================================================                  ==================================




                   See accompanying notes to these financials

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                              Six Months      Six Months
                                                                Ended           Ended
                                                            June 30, 2000    June 30, 1999
                                                            -------------   --------------
OPERATING ACTIVITIES
Net loss                                                       $ (70,929)      $ (32,016)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                  28,453           8,757
    Amortization of goodwill                                      14,209             317
    Amortization of debt issuance costs                            2,446           1,098
    Amortization of senior discount notes                         40,695          15,504
    Non-cash financing charges                                        --           9,000
    Non-cash compensation charges                                    729             225
    Equity in net loss of affiliate                                1,141              --
    Changes in operating assets and liabilities,
       net of acquisitions:
       Accounts receivable                                       (22,457)           (684)
       Costs and estimated earnings in excess of billings         (7,772)             --
       Inventories                                                  (413)             --
       Prepaid expenses and other                                 (2,570)         (3,474)
       Accounts payable                                           (6,276)          3,018
       Other current liabilities                                   7,880           7,722
                                                               ---------       ---------
Net cash provided by (used in) operating activities              (14,864)          9,467
                                                               ---------       ---------
INVESTING ACTIVITIES
Purchases of property and equipment                             (177,671)       (529,082)
Deposits on asset purchases                                      (23,000)        (45,197)
Maturities of short term investments                                  --          15,414
Acquisitions, net of cash acquired                              (197,231)             --
Investment in affiliates                                        (197,453)             --
Other, net                                                        (2,025)           (119)
                                                               ---------       ---------
Net cash used in investing activities                           (597,380)       (558,984)
                                                               ---------       ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                           446,006             828
Proceeds from the issuance of preferred stock                         --         231,494
Stock issuance costs                                             (24,589)         (6,484)
Proceeds from issuance of long-term debt                              --         150,000
Payments of long-term debt                                          (781)             --
Proceeds from issuance of senior notes                           200,000              --
Proceeds from issuance of senior discount notes                  299,974         340,004
Debt issuance costs                                              (15,938)        (28,480)
                                                               ---------       ---------
Net cash provided by financing activities                        904,672         687,362
                                                               ---------       ---------
Net increase in cash and cash equivalents                        292,428         137,845

Cash and cash equivalents at beginning of period                  37,778          99,548
                                                               ---------       ---------

Cash and cash equivalents at end of period                     $ 330,206       $ 237,393
                                                               =========       =========





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

SIGNIFICANT CUSTOMERS

         In the three and six months ended June 30, 2000, one customer, which is a significant shareholder of the Company, accounted for 27% and 26% of revenues, respectively. In the three and six months ended June 30, 1999, the same customer accounted for 40% and 34% of revenues, respectively.

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

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". The Company had potential common stock equivalents related to its convertible preferred stock until all such preferred stock converted into common stock in February 2000 and also has potential common stock equivalents related to outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       2000            1999
                                                    --------         --------
                                                           (in thousands)

  Cash paid during the period for interest          $  11,983        $   717
                                                    =========        =======

  Cash paid during the period for income taxes      $     369        $    --
                                                    =========        =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                       2000            1999
                                                    ---------       ----------
                                                          (in thousands)

  Common stock issued for acquisitions              $  71,667        $     --
                                                    =========        ========

  Preferred stock issued for purchase
     of property and equipment                      $      --        $ 70,000
                                                    =========        ========

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

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

2. LONG-LIVED ASSETS

         Property and equipment consists of the following (in thousands):


                                                  June 30,       December 31,
                                                    2000             1999
                                                -----------       ----------
          Towers                                $   877,941          723,075
          Equipment                                  20,076            9,884
          Furniture and fixtures                      4,318            2,256
          Other                                      40,677           15,240
                                                -----------      -----------
                                                    943,012          750,455
          Less accumulated depreciation             (61,290)         (32,837)
                                                ------------     -----------
                                                    881,722          717,618
          Construction in progress                  101,472           46,139
                                                -----------      -----------
                                                $   983,194      $   763,757
                                                ===========      ===========


Goodwill and other intangible assets consist of the following (in thousands):

                                                  June 30,        December 31,
                                                   2000              1999
                                                -----------      -----------
          Goodwill                              $   505,904      $   280,666
          Debt issuance costs                        49,892           33,955
                                                -----------      -----------
                                                    555,796          314,621
          Less accumulated amortization             (24,417)          (7,424)
                                                -----------      -----------
                                                $   531,379      $   307,197
                                                ===========      ===========


         Other assets consist of the following (in thousands):

                                                   June 30,       December 31,
                                                    2000             1999
                                                 ----------       -----------
          Deposits                              $    57,993           49,153
          Other                                      12,560           10,302
                                                -----------      -----------
                                                     70,533      $    59,455
                                                ===========      ===========

3. ACQUISITION ACTIVITIES

         On January 5, 2000, the Company acquired Vertical Properties, Inc. in a merger for 225,000 shares of SpectraSite's common stock valued at $2.6 million and repaid Vertical Properties' outstanding indebtedness of $1.5 million. Vertical Properties was a broadcast tower development company formed to meet the needs of broadcasters in secondary broadcast markets faced with the complexities of converting to digital technology through site acquisition, tower placement and leasing of antenna space.

         On January 5, 2000, the Company acquired Apex Site Management Holdings, Inc. ("Apex") in a merger transaction for 4.5 million shares of SpectraSite's common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share to the shareholders of Apex at the closing of the merger. In addition, SpectraSite issued approximately 1.5 million additional shares of common stock into escrow. These shares may be released to Apex's shareholders on or about August 4, 2000 based on the average trading price for SpectraSite's common stock for the 30-day

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



period immediately preceding such release. SpectraSite also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

         On January 28, 2000, the Company acquired substantially all of the assets of International Towers Inc. and its subsidiaries, including S&W Communications Inc. International Towers owned a broadcast tower manufacturing facility and, through S&W Communications, provided integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. The Company paid $5.4 million and issued 350,000 shares of SpectraSite's common stock, valued at $7.1 million, in connection with this acquisition.

         On March 14, 2000, the Company acquired substantially all of the assets of TelCo Site Services, Inc. ("TelCo"), which provided network services. SpectraSite issued 155,000 shares of common stock, valued at $4.2 million, in connection with the acquisition. On May 2, 2000, the Company acquired substantially all of the assets of BCS Wireless, Inc. ("BCS") for $2.0 million in cash. BCS was a provider of network services.

         On May 18, 2000, the Company acquired Lodestar Towers, Inc. ("Lodestar") for approximately $178.6 million in cash. As of May 18, 2000, Lodestar owned 110 wireless towers and 11 broadcast towers, and managed an additional 120 wireless towers and 10 broadcast towers.

         The acquisitions of Vertical Properties, Apex, International Towers, TelCo, BCS and Lodestar were accounted for as purchases, and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over 15 years. The operations of each are included in the consolidated statement of operations from the date of acquisition.

         The following unaudited pro forma summary for the six months ended June 30, 2000 and 1999 presents the condensed consolidated results of operations as if the 1999 acquisitions of Westower Corporation, Stainless, Inc. and the Doty Moore companies and the 2000 acquisitions discussed above had occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results that may occur in the future.


                                                Six Months Ended June 30,
                                                -------------------------
                                                  2000                1999
                                                --------           ---------
                                           in thousands, except per share amounts)
          Revenues                             $ 156,136           $  88,212
          Net loss                             $ (72,229)          $ (49,207)
          Basic and diluted net loss
             per common share                  $   (0.69)          $   (2.33)


4. INVESTMENTS IN AFFILIATES

         On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom.

         On June 8, 2000, the Company completed a joint venture, pursuant to which the Company and Transco (the arm of BG Group plc which runs Britains' gas network) will jointly develop a tower business to support Europe's growing mobile communications industry. The Company and Transco each own 50% of the joint venture. Transco transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company provided intellectual property and wireless network development skills. The Company contributed $164.1 million in cash for future developments and possible acquisitions. The Company also contributed Ample Design to the joint venture and incurred other costs related to its investment for a total investment in the joint venture of $190.0 million.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


5. DEBT

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

10 3/4% SENIOR NOTES DUE 2010

         In March 2000, SpectraSite issued $200.0 million aggregate principal amount of senior discount notes due 2010 (the "Cash Notes"). The Cash Notes bear interest at a rate of 10.75% per annum, payable semi-annually in arrears on March 15 and September 15, commencing September 15, 2000. After March 15, 2005, the Company may redeem all or a portion of the Cash Notes at specified prices, plus accrued interest. On one or more occasions prior to March 15, 2003, the Company may redeem up to 35% of the Cash Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 110.75% of the principal amount of the Cash Notes bought, plus accrued interest. The Company is required to comply with certain covenants under the terms of the Cash Notes that restrict the Company's ability to incur additional indebtness and make certain payments, among other things.

6. SHAREHOLDERS' EQUITY

         On February 4, 2000, SpectraSite completed an underwritten public offering of 25.6 million shares of common stock for net proceeds of approximately $411.3 million. As a result of the offering, all outstanding shares of Series, A, B and C preferred stock automatically converted to common stock on a share-for-share basis.

7. BUSINESS SEGMENTS

         The Company operates in two business segments, site leasing and network services. Prior period information has been restated to reflect the current business segments. The site leasing segment provides for leasing and subleasing of antenna sites on multi-tenant towers for a diverse range of wireless communication services, including personal communication services, paging, cellular and microwave. The network services segment offers a broad range of network development services, including network design, tower construction and antenna installation.

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

         Summarized financial information concerning the reportable segments as of and for the three months ended June 30, 2000 and 1999 is shown in the following table. The "Other" column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                              Network
                                              Site Leasing    Services          Other             Total
                                              ----------------------------------------------------------
                                                                  (dollars in thousands)

   Three months ended June 30, 2000
   Revenues                                    $ 25,662      $ 52,121      $        --       $    77,783
   Income (loss) before income taxes             13,396         5,486          (57,216)          (38,334)
   Assets                                       945,359        94,530        1,189,739         2,229,628
         1999
   Revenues                                    $ 12,442      $  1,940      $        --       $    14,382
   Income (loss) before income taxes              7,569         1,597          (36,665)          (27,499)
   Assets                                       673,792            --          277,451           951,243
   Six months ended June 30, 2000
   Revenues                                    $ 45,946      $107,074      $        --       $   153,020
   Income (loss) before income taxes             22,945        11,378         (104,634)          (70,311)
   Assets                                       945,359        94,530        1,189,739         2,229,628
         1999
   Revenues                                    $ 13,014      $  4,323      $        --       $    17,337
   Income (loss) before income taxes              7,987         3,430          (43,433)          (32,016)
   Assets                                       673,792            --          277,451           951,243


8. SUBSEQUENT EVENTS

         On February 17, 2000, the Company signed a definitive agreement with AirTouch Communications, Inc. to obtain the rights to approximately 430 towers through a master sublease for approximately $155 million. The transaction is expected to close in stages with the initial closing to occur no later than November 15, 2000, if certain conditions are met.

         On July 17, 2000, the Company acquired 11 broadcast towers from Pegasus Communications Corporation ("Pegasus") for 1,373,545 shares of unregistered common stock. Under the agreement, the Company will also build up to five new digital television towers for Pegasus in the next twelve months.

         On July 28, 2000, SpectraSite completed an underwritten public offering of 11 million shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1,650,000 shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

         On August 4, 2000, the Apex escrow agreement expired, and all of the approximately 1.5 million shares of common stock held in escrow will be released to SpectraSite for cancellation.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         This report contains "forward looking statements" concerning our future expectations, plans or strategies that involve risks and uncertainties. When we use the words or phrases "will likely result," "expects" or "will continue," "is anticipated," "estimated" or similar expressions (including oral confirmations by our authorized executive officers), these statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could impact our expectations include (i) substantial capital requirements and leverage principally as a consequence of our ongoing acquisition and construction activities, (ii) dependence on demand for wireless communications services, (iii) the success of our network development and tower construction programs, and (iv) the successful integration of assets and businesses we have acquired. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

BUSINESS OVERVIEW

         SpectraSite's primary focus is on the ownership of multi-tenant towers and leasing of antenna space on such towers. As of June 30, 2000, we had 3,474 towers in service, as compared to 2,765 towers at December 31, 1999.

         Historically, we have derived most of our revenues from network services activities. As a result of recent acquisitions, principally the acquisition of 2,000 communications towers from Nextel Communications, Inc. in April 1999 and the merger with Westower Corporation in September 1999, we expect that network services and antenna site leasing will generate most of our revenues. We believe that our site leasing business will continue to represent a substantial portion of our revenues and will continue to grow as we increase our network of towers.

         Our two largest expense line items, other than interest expense and cost of operations, have been depreciation and amortization and selling, general and administrative expense. Depreciation expense primarily relates to our communications towers, which we depreciate over 15 years. In 2000, amortization expense is primarily due to goodwill associated with the acquisitions of Westower, Stainless, the Doty Moore companies, Apex and International Towers. We experienced a significant increase in selling, general and administrative expense in 2000 as we integrated Westower's operations and increased our employee base to market and manage our existing towers and to acquire and build additional towers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999.

         Consolidated revenues for the three months ended June 30, 2000 were $77.8 million, an increase of $63.4 million from the three months ended June 30, 1999. Revenues from site leasing increased to $25.7 million for the three months ended June 30, 2000 from $12.2 million for the three months ended June 30, 1999 primarily as a result of revenues derived from communications towers which we acquired or constructed during 1999 and 2000. We owned 3,474 communications towers at June 30, 2000 compared to 2,134 communications towers at June 30, 1999 and 106 at January 1, 1999.

         Revenues from network services increased to $52.1 million for the three months ended June 30, 2000, as compared to $1.9 million in the three months ended June 30, 1999, primarily as a result of the acquisitions of Westower, Stainless, Doty-Moore and International Towers.

         Costs of operations increased to $51.5 million for the three months ended June 30, 2000 from $5.0 million for the three months ended June 30, 1999. The increase in costs was primarily attributable to operating costs of communications towers acquired or constructed during 1999 and 2000 and to the acquisitions of Westower, Stainless, Doty-Moore and International Towers.

         Selling, general and administrative expenses increased to $14.5 million for the three months ended June 30, 2000 from $6.6 million for the three months ended June 30, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and the acquisitions of Westower, Stainless, Doty-Moore, International Towers and Apex.

         Depreciation and amortization expense increased to $22.7 million for the three months ended June 30, 2000 from $8.6 million for the three months ended June 30, 1999 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

         For the three months ended June 30, 2000, we recorded non-cash compensation charges of $0.4 million related to the issuance of stock options and restricted shares issued to employees. We recorded non-cash compensation charges of $0.2 million in the quarter ended June 30, 1999 related to restricted shares of common stock issued to an employee.

         As a result of the factors discussed above, our loss from operations was $11.4 million for the three months ended June 30, 2000 compared to $6.0 million for the three months ended June 30, 1999.

         Net interest expense increased to $26.2 million during the three months ended June 30, 2000 from $21.5 million for the three months ended June 30, 1999, reflecting additional interest expense due to the issuance of SpectraSite's 12% senior discount notes due 2008 in June 1998, its 11 1/4% senior discount notes due 2009 in April 1999, its 12 7/8% senior discount notes due 2010 in March 2000 and its 10 3/4% senior notes due 2010 in March 2000, as well as borrowings under our credit facility.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999.

         Consolidated revenues for the six months ended June 30, 2000 were $153.0 million, an increase of $135.7 million from the six months ended June 30, 1999. Revenues from site leasing increased to $45.9 million for the six months ended June 30, 2000 from $13.0 million for the six months ended June 30, 1999 primarily as a result of revenues derived from communications towers which we acquired or constructed during 1999 and 2000. We owned 3,474 communications towers at June 30, 2000 compared to 2,134 communications towers at June 30, 1999 and 106 at January 1, 1999.

         Revenues from network services increased to $107.1 million for the six months ended June 30, 2000, as compared to $4.3 million in the six months ended June 30, 1999, primarily as a result of the acquisitions of Westower, Stainless, Doty-Moore and International Towers.

         Costs of operations increased to $101.8 million for the six months ended June 30, 2000 from $5.9 million for the six months ended June 30, 1999. The increase in costs was primarily attributable to operating costs of the communications towers acquired or constructed during 1999 and 2000 and to the acquisitions of Westower, Stainless, Doty-Moore and International Towers.

         Selling, general and administrative expenses increased to $30.2 million for the six months ended June 30, 2000 from $9.4 million for the six months ended June 30, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and the acquisitions of Westower, Stainless, Doty-Moore, International Towers and Apex.

         Depreciation and amortization expense increased to $42.7 million for the six months ended June 30, 2000 from $9.1 million for the six months ended June 30, 1999 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

         For the six months ended June 30, 2000, we recorded non-cash compensation charges of $0.7 million related to the issuance of stock options and restricted shares issued to employees. We recorded non-cash compensation charges of $0.2 million in the quarter ended June 30, 1999 related to restricted shares of common stock issued to an employee.

         In March 1999, we announced that we would relocate our marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to our corporate headquarters in Cary, North Carolina. As a result, we recorded a non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities.

         As a result of the factors discussed above, our loss from operations was $22.3 million for the six months ended June 30, 2000 compared to $7.9 million for the six months ended June 30, 1999.

         Net interest expense increased to $47.0 million during the six months ended June 30, 2000 from $24.1 million for the six months ended June 30, 1999, reflecting additional interest expense due to the issuance of SpectraSite's 12% senior discount notes due 2008 in June 1998, its 11 1/4% senior discount notes due 2009 in April 1999, its 12 7/8% senior discount notes due 2010 in March 2000 and its 10 3/4% senior notes due 2010 in March 2000, as well as borrowings under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         SpectraSite Holdings is a holding company whose only significant assets are the outstanding capital stock of its subsidiaries, SpectraSite Communications and SpectraSite International. Our only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications. Prior to July 15, 2003, interest expense on the 2008 notes will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 2008 notes will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. In addition, the notes mature on July 15, 2008. Similarly, the 2009 notes will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. On April 15, 2004, the 2009 notes will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 2010 discount notes will not require cash interest payments prior to October 15, 2005, and mature March 15, 2010. On March 15, 2005, the 2010 discount notes will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 2010 cash notes require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. Furthermore, our credit facility provides for periodic principal and interest payments.

         We currently have $200.0 million outstanding and $300.0 million available under our credit facility to fund new tower construction or acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of June 30, 2000 was 10.1%. The facility also requires compliance with certain financial covenants. At June 30, 2000, we were in compliance with these covenants. In addition, our cash and cash equivalents were $330.2 million at June 30, 2000.

         For the six months ended June 30, 2000, cash flows used in operating activities were $14.9 million as compared to cash flows provided by operations of $9.5 million for the six months ended June 30, 1999. The change is primarily attributable to increases in working capital to support the growing operations of the business partially offset by the favorable cash flow generated from earnings before interest, depreciation and amortization.

         For the six months ended June 30, 2000, cash flows used in investing activities were $597.4 million compared to $559.0 million for the six months ended June 30, 1999. In the six months ended June 30, 2000, SpectraSite invested $200.7 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communications towers. In addition, we used an aggregate of $197.2 million in connection with our acquisitions of Lodestar, Telco, Apex and Vertical Properties and the acquisition of substantially all of the assets of International Towers and BCS Wireless. We also invested $197.5 million in affiliates, primarily related to our joint venture with Transco. In the six months ended June 30, 1999, we invested $574.3 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of wireless towers from Nextel.

         In the six months ended June 30, 2000, cash flows provided by financing activities were $904.7 million as compared to $687.4 million in the six months ended June 30, 1999. The cash provided by financing activities in 2000 was attributable to the proceeds from the issuance of common stock, the 2010 discount notes and the 2010 cash notes. The cash provided by financing activities in 1999 was primarily attributable to the proceeds from the issuance of preferred stock, the 2009 discount notes and from borrowing under the credit facility.

         Our ability to fund capital expenditures, make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, including the 2008 notes, 2009 notes and 2010 notes or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures, primarily to fund the construction and acquisition of additional towers. We believe that cash flow from operations, available cash and anticipated available borrowings under our credit facility will be sufficient to fund capital expenditures and future acquisitions for the foreseeable future. However, if acquisitions or other opportunities present themselves more rapidly than we currently anticipate or if our estimates prove inaccurate, we may seek additional sources of debt or equity or reduce the scope of tower construction and acquisition activity. We cannot assure you that we will generate sufficient cash flow from operations, or that future borrowings or equity financing will be available, on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

RECENT DEVELOPMENTS

         On February 17, 2000, we signed a definitive agreement with AirTouch Communications, Inc. to obtain the rights to approximately 430 towers through a master sublease for approximately $155 million. This transaction is expected to close in stages with the initial closing to occur no later than November 15, 2000, if certain conditions are met.

         On July 28, 2000, SpectraSite completed an underwritten public offering of 11 million shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1,650,000 shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

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

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2000. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.


                                                                     Expected Maturity Date
                              ------------------------------------------------------------------------------------------
                                2000         2001          2002         2003        2004     Thereafter        Total
                              --------     ---------     --------     -------     --------   ----------      -----------
                                                                    (dollars in thousands)
Long-term obligations:
  Fixed rate                   $  --        $  --        $  --        $  --        $  --    $ 1,056,920     $ 1,056,920
  Average interest rate           --           --           --           --           --          11.75%          11.75%


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 2, 2000, SpectraSite Holdings, Inc. held its Annual Meeting of Stockholders in Durham, North Carolina. Proxies were solicited regarding election of Holdings' Board of Directors. All eleven nominees were nominated by management, and no solicitation was made on behalf of any persons other than management's nominees. All eleven nominees were elected to Holdings' Board of Directors with the following votes:


                                                                TOTAL VOTE WITHHELD
                              TOTAL VOTE FOR EACH DIRECTOR      FROM EACH DIRECTOR
                              ----------------------------      ------------------
Lawrence B. Sorrel                    108,991,286                     568,381
Stephen H. Clark                      108,990,444                     569,223
Timothy M. Donahue                    106,773,166                   2,786,501
Andrew R. Heyer                       106,762,268                   2,797,399
James R. Matthews                     109,048,724                     510,943
Thomas E. McInerney                   108,991,344                     568,323
Calvin J. Payne                       108,991,271                     568,396
Michael J. Price                      106,762,792                   2,796,875
Rudolph E. Rupert                     106,813,226                   2,746,441
Steven M. Shindler                    106,761,423                   2,798,244
Michael R. Stone                      109,048,124                     511,543

         In addition to election of directors, the stockholders voted on two items at the annual meeting. The stockholders voted in favor of a proposal to amend SpectraSite's Stock Incentive Plan in order to increase the number of shares of Holdings common stock authorized under the plan by 10 million shares, resulting in an aggregate of 20 million shares of common stock authorized under the plan. The number of votes cast in favor of the proposal was 85,242,804, the number of votes cast against the proposal was 15,410,291, the number of abstentions was 188,838 and the number of broker non-votes was 8,717,734.

         The stockholders also ratified the appointment of Ernst & Young LLP, independent certified public accountants, as SpectraSite's independent auditors for the year ending December 31, 2000. The number of votes cast in favor of the appointment of Ernst & Young was 109,516,608, the number of votes cast against the proposal was 7,142 and the number of abstentions was 35,917.

ITEM 5. OTHER INFORMATION

         On May 24, 2000, we entered into an exclusive agreement with Ubiquitel Holdings, Inc., an affiliate of Sprint PCS, to construct, own and operate their wireless communication towers in their 38 current markets, which are located in the western and mid-western United States.

         On July 12, 2000, we entered into a master site lease agreement with Cell-Loc Inc. for a minimum of 2,000 antenna site lease commencements over a two-year period.

         For the three-month period ended June 30, 2000, our owned towers increased by 404, to 3,474 towers. Of the 404 towers added during the second quarter, 256 were newly built and 148 were acquisitions of existing towers. With respect to the 3,070 towers owned at March 31, 2000, we executed 360 new tenant leases during the second quarter at an average initial monthly rental of $1,575, which is an annualized rate of .47 new tenants per tower.

         On August 4, 2000, the Apex escrow agreement expired, and all of the approximately 1.5 million shares of common stock held in escrow will be released to SpectraSite for cancellation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits
    3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.9 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
    3.2 Amended Bylaws (incorporated by reference to Exhibit 3.8 filed with the registration statement on Form S-1 (File No. 333-93873) of SpectraSite Holdings, Inc.).
    4.1 Indenture, dated as of June 26, 1998, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
    4.2 First Supplemental Indenture, dated as of March 25, 1999, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
    4.3 Second Supplemental Indenture, dated as of June 6, 2000, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K dated June 6, 2000 and filed June 21,
           2000).
    4.4 Indenture, dated as of April 20, 1999, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).
    4.5 Indenture, dated as of March 15, 2000, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-4 (File No. 333-35094) of SpectraSite Holdings, Inc.).
    4.6 Indenture, dated as of March 15, 2000, between SpectraSite Holdings, Inc. and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-4 (File No. 333-35094) of SpectraSite Holdings, Inc.).
    27.1   Financial Data Schedule for the six months ended June 30, 2000.

    (b)        Reports on Form 8-K

           An Item 5 report on Form 8-K, dated April 12, 2000, was filed April 18, 2000 to report an agreement to acquire Lodestar Towers, Inc., an agreement to enter into a joint venture with Transco and the acquisition of Ample Design Ltd.

           An Item 5 report on Form 8-K, dated June 6, 2000, was filed June 21, 2000 to report completion of SpectraSite's consent solicitation with respect to its 12% senior discount notes due 2008 and the consummation of SpectraSite's registered exchange offer with respect to its 10 3/4% senior notes due 2010 and its 12 7/8% senior discount notes due 2010.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 10, 2000                   SPECTRASITE HOLDINGS, INC.
                                              (Registrant)

                                           /s/ DAVID P. TOMICK
                           -----------------------------------------------------
                                             David P. Tomick
                            Executive Vice President and Chief Financial Officer


                                         /s/ DANIEL I. HUNT
                           -----------------------------------------------------
                                            Daniel I. Hunt
                          Vice President- Finance and Administration, Principal
                                           Accounting Officer