Form 10-Q
period 2000-09-30
SPECTRASITE HOLDINGS INC
filed 2000-11-13
CIK 1072048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from _________________to____________________



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


                                   YES [X] No

As of October 31, 2000, the registrant had only one outstanding class of common stock, of which there were 138,343,490 shares outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS
         Condensed Consolidated Balance Sheets
         at September 30, 2000 (unaudited) and December 31, 1999               3

         Unaudited Condensed Consolidated Statements of Operations
         for the three and nine months ended September 30, 2000 and 1999       4

         Unaudited Condensed Consolidated Statement of Shareholders'
         Equity for the nine months ended September 30, 2000                   5

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999                 6

         Notes to the Unaudited Condensed Consolidated Financial Statements    7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                                16

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                           17

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                   17

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                             17

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

         ITEM 5 - OTHER INFORMATION                                           17

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            17

         SIGNATURES                                                           19

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   At September 30, 2000 and December 31, 1999
                             (dollars in thousands)

                                                                 September 30,   December 31,
                                                                      2000           1999
                                                                  -----------    -----------
                                                                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                     $   418,880    $    37,778
    Accounts receivable, net of allowance
       of $2,185 and $1,530                                            78,170         31,785
    Costs and estimated earnings in excess of billings                 16,088         11,545
    Inventories                                                         8,955          4,083
    Prepaid expenses and other                                          8,912          4,353
                                                                  -----------    -----------
          Total current assets                                        531,005         89,544
Property and equipment, net                                         1,168,354        763,757
Investments in affiliates                                             225,257          3,706
Goodwill and other intangible assets, net                             528,881        307,197
Other assets                                                           67,368         55,749
                                                                  -----------    -----------
Total assets                                                      $ 2,520,865    $ 1,219,953
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $    29,911    $    21,230
    Accrued and other expenses                                         33,440         16,942
    Billings in excess of costs and estimated earnings                  6,750          5,247
                                                                  -----------    -----------
          Total current liabilities                                    70,101         43,419
Long-term debt                                                        201,885        202,527
Senior discount notes                                                 881,961        516,251
Senior notes                                                          200,000             --
Other long-term liabilities                                             9,474             --
                                                                  -----------    -----------
Total liabilities                                                   1,363,421        762,197
                                                                  -----------    -----------
Shareholders' equity:
    Convertible preferred stock (Series A, B and C)                        --        339,494
    Common stock ($.001 par value, 300,000,000 shares
       authorized and 138,075,309 and 20,191,604 issued and
       outstanding at September 30, 2000 and December 31, 1999)           138             20
    Additional paid-in-capital                                      1,357,864        230,546
    Accumulated other comprehensive income                             23,747            192
    Accumulated deficit                                              (224,305)      (112,496)
                                                                  -----------    -----------
          Total shareholders' equity                                1,157,444        457,756
                                                                  -----------    -----------
Total liabilities and shareholders' equity                        $ 2,520,865    $ 1,219,953
                                                                  ===========    ===========


                   See accompanying notes to these financials

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 2000 and 1999
                    (in thousands, except per share amounts)


                                                           Three Months Ended                Nine Months Ended
                                                     ------------------------------    ----------------------------
                                                     September 30,    September 30,    September 30,  September 30,
                                                          2000            1999             2000            1999
                                                        ---------        --------        ---------        --------
Revenues:
    Site leasing                                        $  32,395        $ 16,436        $  78,341        $ 29,450
    Network services                                       58,089           9,644          165,163          13,967
                                                        ---------        --------        ---------        --------
Total revenues                                             90,484          26,080          243,504          43,417
                                                        ---------        --------        ---------        --------
Operating Expenses:
     Costs of operations, excluding
          depreciation and amortization expense
       Site leasing                                        12,419           5,463           31,997          10,490
       Network services                                    44,170           6,372          126,401           7,265
     Selling, general and administrative expenses          16,356          12,249           46,509          21,684
     Depreciation and amortization expense                 26,235          12,759           68,897          21,833
     Non-cash compensation charges                            544              --            1,273             225
     Restructuring and non-recurring charges                   --           7,127               --           7,727
                                                        ---------        --------        ---------        --------
Total operating expenses                                   99,724          43,970          275,077          69,224
                                                        ---------        --------        ---------        --------
Operating loss                                             (9,240)        (17,890)         (31,573)        (25,807)
                                                        ---------        --------        ---------        --------
Other income (expense):
    Interest income                                         6,548           2,485           19,363           7,212
    Interest expense                                      (37,736)        (18,693)         (97,535)        (47,519)
    Other income (expense)                                    338            (295)            (656)           (295)
                                                        ---------        --------        ---------        --------
Total other income (expense)                              (30,850)        (16,503)         (78,828)        (40,602)
                                                        ---------        --------        ---------        --------
Loss before income taxes                                  (40,090)        (34,393)        (110,401)        (66,409)
Income tax expense                                            790             107            1,408             107
                                                        ---------        --------        ---------        --------
Net loss                                                $ (40,880)       $(34,500)       $(111,809)       $(66,516)
                                                        =========        ========        =========        ========
Loss applicable to common shareholders:
Net loss                                                $ (40,880)       $(34,500)       $(111,809)       $(66,516)
Accretion of redemption
    value of preferred stock                                   --              --               --            (760)
                                                        ---------        --------        ---------        --------
Net loss applicable to common shareholders              $ (40,880)       $(34,500)       $(111,809)       $(67,276)
                                                        =========        ========        =========        ========
Net loss per common share
(basic and diluted)                                     $   (0.31)       $  (4.21)       $   (0.98)       $ (16.85)
                                                        =========        ========        =========        ========

Weighted average common
shares outstanding (basic and diluted)                    133,743           8,188          114,116           3,993
                                                        =========        ========        =========        ========



                   See accompanying notes to these financials

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2000
                             (dollars in thousands)


                                                                                Compre-   Accumulated
                              Convertible     Common Stock        Additional    hensive      Other
                               Preferred   --------------------    Paid-in       Income   Comprehensive  Accumulated
                                 Stock        Shares    Amount    Capital       (Loss)       Income       Deficit      Total
                              --------------------------------------------------------------------------------------------------
Balance at December 31, 1999   $ 339,494    20,191,604   $ 20   $  230,546                   $   192    $(112,496)  $  457,756
Net loss                              --            --     --           --     $(111,809)         --     (111,809)    (111,809)
Foreign currency translation
   adjustment                         --            --     --           --        (4,793)     (4,793)          --       (4,793)
Unrealized holding gains
   arising during period              --            --     --           --        28,348      28,348           --       28,348
                                                                               ---------
Total comprehensive loss                                                       $ (88,254)
Issuance of common stock, net                                                  =========
  of stock issuance costs
  of $36,650                          --    47,134,080     47      786,622                        --           --      786,669
Non-cash compensation charges         --            --     --        1,273                        --           --        1,273
Conversion of preferred stock
   to common stock              (339,494)   70,749,625     71      339,423                        --           --           --
                               ---------   -----------   ----   ----------                   -------    ---------   ----------
Balance at September 2000      $      --   138,075,309   $138   $1,357,864                   $23,747    $(224,305)  $1,157,444
                               =========   ===========   ====   ==========                   =======    =========   ==========




                   See accompanying notes to these financials

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2000 and 1999
                             (dollars in thousands)

                                                                           Nine Months   Nine Months
                                                                              Ended         Ended
                                                                          September 30,  September 30,
                                                                              2000           1999
                                                                          -----------      ---------
OPERATING ACTIVITIES
Net loss                                                                  $  (111,809)     $ (66,516)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                               45,946         19,749
    Amortization of goodwill and other intangibles                             22,951          2,084
    Amortization of debt issuance costs                                         4,505          2,085
    Amortization of senior discount notes                                      65,735         28,689
    Non-cash financing charges                                                     --          9,000
    Write-off of goodwill                                                          --          6,178
    Non-cash compensation charges                                               1,273            225
    Equity in net loss of affiliate                                               300             --
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                    (43,429)        (3,859)
       Costs and estimated earnings in excess of billings                      (6,775)          (552)
       Inventories                                                             (3,719)          (147)
       Prepaid expenses and other                                              (4,840)        (2,406)
       Accounts payable                                                         3,134         16,832
       Other liabilities                                                        7,311          8,372
                                                                          -----------      ---------
Net cash provided by (used in) operating activities                           (19,417)        19,734
                                                                          -----------      ---------
INVESTING ACTIVITIES
Purchases of property and equipment                                          (331,072)      (566,359)
Deposits on asset purchases                                                   (23,000)       (48,186)
Maturities of short term investments                                               --         15,414
Acquisitions, net of cash acquired                                           (204,575)       (78,720)
Investment in affiliates                                                     (197,354)            --
Other, net                                                                     (3,325)        (4,290)
                                                                          -----------      ---------
Net cash used in investing activities                                        (759,326)      (682,141)
                                                                          -----------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        714,249            900
Proceeds from the issuance of preferred stock                                      --        231,494
Stock issuance costs                                                          (36,650)        (6,551)
Proceeds from issuance of long-term debt                                           --        150,052
Payments of long-term debt                                                       (671)        (3,598)
Proceeds from issuance of senior notes                                        200,000             --
Proceeds from issuance of senior discount notes                               299,974        340,004
Debt issuance costs                                                           (17,057)       (29,201)
                                                                          -----------      ---------
Net cash provided by financing activities                                   1,159,845        683,100
                                                                          -----------      ---------
Net increase in cash and cash equivalents                                     381,102         20,693

Cash and cash equivalents at beginning of period                               37,778         99,548
                                                                          -----------      ---------
Cash and cash equivalents at end of period                                $   418,880      $ 120,241
                                                                          ===========      =========





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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the accompanying unaudited condensed consolidated financial statements.

INVESTMENTS IN AFFILIATES

         An investment in an entity in which the Company owns more than 20% but less than 50% is accounted for using the equity method. Under the equity method, the investment is stated at cost plus the Company's equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in "Other income (expense)" in the accompanying consolidated statements of operations. An investment in an entity in which the Company owns less than 20% is accounted for using the cost method and is included in other assets. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in "Other income (expense)."

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

SIGNIFICANT CUSTOMERS

         In the three and nine months ended September 30, 2000, one customer, which is a significant shareholder of the Company, accounted for 22% and 24% of revenues, respectively. In the three and nine months ended September 30, 1999, the same customer accounted for 40% of revenues.

RESTRUCTURING AND NON-RECURRING CHARGES

         In September 1999, the Company announced that it would no longer directly provide site acquisition services. As a result, the Company recorded restructuring charges of $7.1 million, of which $6.2 million related to the write-off of goodwill related to the purchase of TeleSite Services, LLC and $0.9 million related to the costs of employee severance.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                   Nine Months Ended
                                                     September 30,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
                                                    (in thousands)
Cash paid during the period for interest         $ 29,733     $  4,498
                                                 ========     ========
Cash paid during the period for income taxes     $  1,073     $     --
                                                 ========     ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                   Nine Months Ended
                                                     September 30,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
                                                    (in thousands)
Common stock issued for acquisitions             $109,136     $205,559
                                                 ========     ========
Preferred stock issued for purchase
    of property and equipment                    $     --     $ 70,000
                                                 ========     ========
Common stock issued for financing costs          $     --     $  9,000
                                                 ========     ========

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

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


SFAS 133 is effective for the Company on January 1, 2001. The Company currently does not have any derivative instruments that would be impacted by SFAS 133 and does not expect adoption of SFAS 133 to have a material impact on its consolidated financial statements.

         The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulliten No. 101 "Revenue Recognition" ("SAB No. 101") which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 will be effective for the Company on October 1, 2000. The Company does not believe the adoption of SAB No. 101 will be material to its consolidated financial statements.

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

         On January 5, 2000, the Company acquired Apex Site Management Holdings, Inc. in a merger transaction for 4.5 million shares of SpectraSite's common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share. In addition, SpectraSite issued approximately
1.5 million additional shares of common stock into escrow. The escrow shares were released back to SpectraSite on August 4, 2000. SpectraSite also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

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

         On March 14, 2000, the Company acquired substantially all of the assets of TelCo Site Services, Inc., which provided network services. SpectraSite issued 155,000 shares of common stock, valued at $4.2 million, in connection with the acquisition. On May 2, 2000, the Company acquired substantially all of the assets of BCS Wireless, Inc. for $2.0 million in cash. BCS was a provider of network services.

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

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


         The following unaudited pro forma summary for the nine months ended September 30, 2000 and 1999 presents the condensed consolidated results of operations as if the 1999 acquisitions of Westower Corporation, Stainless, Inc. and the Doty Moore companies and the acquisitions made during 2000 discussed above had occurred as of January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results that may occur in the future.

                                   Nine Months Ended
                                      September 30,
                               ------------------------
                                  2000           1999
                               ---------      ---------
                                (in thousands, except
                                  per share amounts)
Revenues                       $ 247,897      $ 155,039
Net loss                       $(113,110)     $ (92,554)
Basic and diluted net loss
   per common share            $   (0.99)     $   (3.95)


         On July 17, 2000, the Company acquired 11 broadcast towers from Pegasus Communications for approximately 1.4 million shares of common stock. Under the agreement, the Company will build up to five new digital television towers for Pegasus in the next 12 months.

         On August 24, 2000, the Company acquired 12 broadcast towers and 14 other communications towers from GOCOM Holdings, LLC and its subsidiaries for $28.2 million in cash.

         On February 17, 2000, the Company entered into an agreement with AirTouch Communications and several of its affiliates, under which it agreed to lease or sublease approximately 430 communications towers for $155.0 million, subject to adjustment. Under the terms of the agreement and the master sublease, the Company will manage, maintain and lease the available space on the AirTouch towers covered by the agreement and located throughout Southern California. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. The Company also has the right to lease available tower space to co-location tenants in specified situations. The Company also entered into a site marketing agreement with AirTouch to provide AirTouch with certain tower leasing and marketing services pending the closing until the final closing with respect to the 430 AirTouch towers. In addition, the Company entered into a three-year exclusive build-to-suit agreement with AirTouch in Southern California. Under the terms of the build-to-suit agreement, the Company will develop and construct locations for wireless communications towers on real property designated by AirTouch.

         The Company expects the AirTouch transaction to close in stages as certain conditions are met, and the initial closing occurred on August 15, 2000. The initial closing involved 107 towers for which the Company paid $38.5 million. The Company expects the final closing will occur no later than six months after the initial closing. At each respective closing, the Company will pay for the towers included in that closing according to a formula contained in the master sublease. As partial security for obligations under the master sublease, the Company deposited $23.0 million into escrow, of which $5.7 million was released to AirTouch as part of the consideration paid at the initial closing and the remainder will be released pro rata in connection with subsequent closings.

3. INVESTMENTS IN AFFILIATES

         On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom.

         On June 8, 2000, the Company completed a joint venture, pursuant to which the Company and Transco (the arm of BG Group plc which runs Britains' gas network) will jointly develop a tower business to support Europe's growing mobile communications industry. The Company and Transco each own 50% of the joint venture. Transco transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company provided intellectual property and wireless network development skills. The Company contributed $164.1 million in cash for future developments and possible acquisitions. The Company also contributed Ample Design to the joint venture and incurred other costs related to its investment for a total investment in the joint venture of $190.0 million. The investment in the joint venture is accounted for using the equity method.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


4. DEBT

12 7/8 % SENIOR DISCOUNT NOTES DUE 2010

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

10 3/4  % SENIOR NOTES DUE 2010

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

5. SHAREHOLDERS' EQUITY

         On February 4, 2000, SpectraSite completed an underwritten public offering of 25,645,000 million shares of common stock for net proceeds of approximately $411.3 million. As a result of the offering, all outstanding shares of Series, A, B and C preferred stock automatically converted to common stock on a share-for-share basis.

         On July 28, 2000, SpectraSite completed an underwritten public offering of 11,000,000 shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1,650,000 shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

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

         Summarized financial information concerning the reportable segments as of and for the three and nine months ended September 30, 2000 and 1999 is shown in the following table. The "Other" column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

                                       Site          Network
                                      Leasing       Services       Other           Total
                                    -----------    -----------    ---------      -----------
                                                        (in thousands)
THREE MONTHS ENDED SEPTEMBER 30,
2000
Revenues                            $    32,395    $    58,089    $        --    $    90,484
Income (loss) before income taxes        17,401          9,060        (66,551)       (40,090)
Assets                                1,204,683        119,635      1,196,547      2,520,865

1999
Revenues                            $    16,436    $     9,644    $        --    $    26,080
Income (loss) before income taxes        10,944          1,227        (46,564)       (34,393)
Assets                                  691,820         44,832        433,014      1,169,666

NINE MONTHS ENDED SEPTEMBER 30,
2000
Revenues                            $    78,341    $   165,163    $        --    $   243,504
Income (loss) before income taxes        40,346         20,438       (171,185)      (110,401)
Assets                                1,204,683        119,635      1,196,547      2,520,865

1999
Revenues                            $    29,450    $    13,967    $        --    $    43,417
Income (loss) before income taxes        18,930          4,658        (89,997)       (66,409)
Assets                                  691,820         44,832        433,014      1,169,666

7. THE SBC TOWER TRANSACTION

         On August 25, 2000, the Company entered into an agreement to acquire leasehold and subleasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at $325.0 million. The Company will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, the Company entered into a five-year exclusive build-to-suit agreement with SBC under which it will develop and construct substantially all of SBC's new towers during the term of the agreement. The SBC transaction will close in stages, with an initial closing expected in the fourth quarter of 2000 and a final closing in the first half of 2002. At each closing, the Company will make a pro rata payment of cash and stock to SBC as prepaid rent for the actual towers subleased.

         In connection with the SBC tower transaction, the Company received a commitment from Canadian Imperial Bank of Commerce and CIBC World Markets Corp. to provide $1.4 billion under an amended and restated credit facility. The amendment and restatement of the existing credit facility is expected to be completed during the fourth quarter of 2000 or the first quarter of 2001.

         Trimaran Fund II, L.L.C. and certain other investors participating in the Trimaran investment program (the "Trimaran group") have agreed to purchase approximately 3.4 million shares of common stock at a price of $22.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933. In addition, the Trimaran group will receive warrants to purchase an additional 1.5 million shares of common stock at a price of $28.00 per share. This transaction is subject to certain conditions, including the negotiation of definitive documentation and is expected to be consummated on or before the completion of the amendment and restatement of the existing credit facility.

8. OTHER SUBSEQUENT EVENTS

         On October 18, 2000 the Company entered into an agreement to acquire the U.S. assets and operations of U.S. RealTel, Inc., an international provider of rooftop and in-building telecommunications access, for $16.5 million in cash.

         On October 10, 2000, the Company closed on an additional 38 towers under its agreement with AirTouch for which the Company paid $13.7 million, including $2.0 million released from escrow.

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

BUSINESS OVERVIEW

         We are one of the leading providers of outsourced antenna site and network services to the wireless communications and broadcast industries. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of September 30, 2000, we owned 3,909 towers as compared to 2,765 towers owned at December 31, 1999 and 2,405 towers owned at September 30, 1999. We also own 50% of SpectraSite-Transco Communications Ltd., a joint venture with Transco, the arm of BG Group plc that runs Britain's natural gas network.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Consolidated revenues for the three months ended September 30, 2000 were $90.5 million, an increase of $64.4 million from the three months ended September 30, 1999. Revenues from site leasing increased to $32.3 million for the three months ended September 30, 2000 from $16.4 million for the three months ended September 30, 1999 primarily as a result of revenues derived from communications towers which we acquired or constructed during 1999 and 2000. We owned 3,909 communications towers at September 30, 2000 compared to 2,405 communications towers at September 30, 1999. The remaining factor contributing to the increase is an increase in comparable tower revenue in the three months ended September 30, 2000 for towers that existed as of September 30, 1999 as a result of new collocation tenants. For the quarter ended September 30, 2000, we added 450 new collocation tenants to our portfolio of owned towers, resulting in an annualized rate of 0.52 tenants per tower and an annualized broadband equivalent rate of 0.55 tenants per tower. Our same tower revenue growth increased from 37% during the second quarter of 2000 to 43% during the third quarter, and our average monthly rental was $1,581.

         Revenues from network services increased to $58.1 million for the three months ended September 30, 2000, as compared to $9.6 million in the three months ended September 30, 1999, primarily as a result of revenue generated from acquisitions in late 1999 and in 2000.

         Costs of operations increased to $56.6 million for the three months ended September 30, 2000 from $11.8 million for the three months ended September 30, 1999. The increase in costs was primarily attributable to operating costs of communications towers acquired or constructed during 1999 and 2000, to acquisitions in late 1999 and in 2000 and to the overall growth in operating activities.

         Selling, general and administrative expenses increased to $16.4 million for the three months ended September 30, 2000 from $12.2 million for the three months ended September 30, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and the acquisitions of Westower, Stainless, Doty-Moore, International Towers and Apex.

         Depreciation and amortization expense increased to $26.2 million for the three months ended September 30, 2000 from $12.8 million for the three months ended September 30, 1999 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

         For the three months ended September 30, 2000, we recorded non-cash compensation charges of $0.5 million related to the issuance of stock options and restricted shares issued to employees. We did not incur non-cash compensation charges in the quarter ended September 30, 1999.

         In September 1999, we announced that we would no longer directly provide site acquisition services. As a result, we recorded restructuring and non-recurring charges of $7.1 million, of which $6.2 million was related to the write-off of goodwill related to the purchase of TeleSite Services, LLC and $0.9 million was related to costs of employee severance.

         As a result of the factors discussed above, our loss from operations was $9.2 million for the three months ended September 30, 2000 compared to $17.9 million for the three months ended September 30, 1999.

         Net interest expense increased to $31.2 million during the three months ended September 30, 2000 from $16.2 million for the three months ended September 30, 1999, reflecting additional interest expense due to the issuance of our 12% senior discount notes due 2008 in June 1998, our 11 1/4% senior discount notes due 2009 in April 1999, our 12 7/8% senior discount notes due 2010 in March 2000 and our 10 3/4% senior notes due 2010 in March 2000, as well as borrowings under our credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Consolidated revenues for the nine months ended September 30, 2000 were $243.5 million, an increase of $200.1 million from the nine months ended September 30, 1999. Revenues from site leasing increased to $78.3 million for the nine months ended September 30, 2000 from $29.5 million for the nine months ended September 30, 1999 primarily as a result of revenues derived from communications towers which we acquired or constructed during 1999 and 2000. We owned 3,909 communications towers at September 30, 2000 compared to 2,405 communications towers at September 30, 1999 and 106 at January 1, 1999. The remaining factor contributing to the increase is an increase in comparable tower revenue in the nine months ended September 30, 2000 for towers that existed as of September 30, 1999 as a result of new collocation tenants.

         Revenues from network services increased to $165.2 million for the nine months ended September 30, 2000, as compared to $14.0 million in the nine months ended September 30, 1999, primarily as a result of revenue generated from acquisitions in late 1999 and in 2000.

         Costs of operations increased to $158.4 million for the nine months ended September 30, 2000 from $17.8 million for the nine months ended September 30, 1999. The increase in costs was primarily attributable to operating costs of the communications towers acquired or constructed during 1999 and 2000, to acquisitions in late 1999 and in 2000 and to the overall growth in operating activities.

         Selling, general and administrative expenses increased to $46.5 million for the nine months ended September 30, 2000 from $21.7 million for the nine months ended September 30, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in the ongoing activities of SpectraSite and acquisitions.

         Depreciation and amortization expense increased to $68.9 million for the nine months ended September 30, 2000 from $21.8 million for the nine months ended September 30, 1999 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

         For the nine months ended September 30, 2000, we recorded non-cash compensation charges of $1.3 million related to the issuance of stock options and restricted shares issued to employees. We recorded non-cash compensation charges of $0.2 million in the nine months ended September 30, 1999 related to restricted shares of common stock issued to an employee.

         In March 1999, we announced that we would relocate our marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to our corporate headquarters in Cary, North Carolina. As a result, we recorded a restructuring and non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities. In September 1999, we announced that we would no longer directly provide site acquisition services. As a result, we recorded restructuring and non-recurring charges of $7.1 million, of which $6.2 million was related to the write-off of goodwill related to the purchase of TeleSite Services, LLC and $0.9 million was related to costs of employee severance.

         As a result of the factors discussed above, our loss from operations was $31.6 million for the nine months ended September 30, 2000 compared to $25.8 million for the nine months ended September 30, 1999.

         Net interest expense increased to $78.2 million during the nine months ended September 30, 2000 from $40.3 million for the nine months ended September 30, 1999, reflecting additional interest expense due to the issuance of our 12% senior discount notes due 2008 in September 1998, our 11 1/4% senior discount notes due 2009 in April 1999, our 12 7/8% senior discount notes due 2010 in March 2000 and our 10 3/4% senior notes due 2010 in March 2000, as well as borrowings under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         SpectraSite Holdings is a holding company whose only significant assets are the outstanding capital stock of its subsidiaries, SpectraSite Communications and SpectraSite International. Our only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications or SpectraSite International. Prior to July 15, 2003, interest expense on the 2008 notes will consist solely of non-cash accretion of an original issue discount, and the notes will not require annual cash interest payments. After such time, the 2008 notes will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. In addition, the notes mature on July 15, 2008. Similarly, the 2009 notes will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. On April 15, 2004, the 2009 notes will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 2010 discount notes will not require cash interest payments prior to October 15, 2005 and mature March 15, 2010. On March 15, 2005, the 2010 discount notes will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 2010 cash notes require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. Furthermore, our credit facility provides for periodic principal and interest payments.

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

         We currently have $200.0 million outstanding and $300.0 million available under our existing credit facility to fund new tower construction or acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of September 30, 2000 was 9.83%. The facility also requires compliance with certain financial covenants. At September 30, 2000, we were in compliance with these covenants. In addition, our cash and cash equivalents were $418.9 million at September 30, 2000.

CASH FLOWS

         For the nine months ended September 30, 2000, cash flows used in operating activities were $19.4 million as compared to cash flows provided by operating activities of $19.7 million for the nine months ended September 30, 1999. The change is primarily attributable to increased working capital needs to support the growing operations of the business partially offset by the favorable cash flow generated from earnings before interest, depreciation and amortization.

         For the nine months ended September 30, 2000, cash flows used in investing activities were $759.3 million compared to $682.1 million for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, SpectraSite invested $354.1 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communications towers. In addition, we used an aggregate of $204.6 million in connection with our acquisitions of Lodestar, Telco, Apex and Vertical Properties and the acquisition of substantially all of the assets of International Towers and BCS Wireless. We also invested $197.4 million in affiliates, primarily related to our joint venture with Transco. In the nine months ended September 30, 1999, we invested $614.5 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of wireless towers from Nextel. In addition, we used $78.7 million in connection with our acquisition of Westower in September 1999.

         In the nine months ended September 30, 2000, cash flows provided by financing activities were $1,159.8 million as compared to $683.1 million in the nine months ended September 30, 1999. The cash provided by financing activities in 2000 was attributable to the proceeds from the issuance of common stock, the 2010 discount notes and the 2010 cash notes. The cash provided by financing activities in 1999 was primarily attributable to the proceeds from the issuance of preferred stock, the 2009 discount notes and from borrowing under the credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. We currently do not have any derivative instruments that would be impacted by SFAS 133, so we do not expect adoption of SFAS 133 to have a material impact on our consolidated financial statements.

         The SEC has issued Staff Accounting Bulliten No. 101 "Revenue Recognition" which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 will be effective for us on October 1, 2000. We do not believe the adoption of SAB No. 101 will be material to its consolidated financial statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of September 30, 2000. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.

                                                                  Expected Maturity Date
                                 ------------------------------------------------------------------------------------------
                                 2000          2001          2002          2003          2004       Thereafter        Total
                                 ----          ----          ----          ----          ----       ----------        -----
                                                                  (dollars in thousands)
Long-term obligations:
  Fixed rate.................   $   -        $   -         $   -         $   -         $   -       $1,081,961      $1,081,961
  Average interest rate......       -            -             -             -             -            11.75%          11.75%

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In July 2000, SpectraSite Holdings issued 1,373,545 shares of unregistered common stock to Pegasus Communications Corporation in exchange for certain broadcast tower assets. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Pegasus represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities. Pegasus had adequate access to information about SpectraSite.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings, Inc. and Southern Towers, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of SpectraSite Holdings, Inc., dated August 25, 2000 and filed August 31, 2000).

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.9 filed with the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

3.2 Amended Bylaws (incorporated by reference to Exhibit 3.8 filed with the registration statement on Form S-1 (File No. 333-93873) of SpectraSite Holdings, Inc.).

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SpectraSite Holdings, Inc., dated August 31, 1999 (incorporated by reference to Exhibit 3.10 to the Form 8-K of SpectraSite Holdings, Inc., dated September 2, 1999 and filed September 17, 1999).

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

4.7 Second Amended and Restated Registration Rights Agreement, dated as of April 20, 1999 (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

4.8 Third Amended and Restated Stockholders' Agreement, dated as of April 20, 1999 (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4 (File No. 333-67043) of SpectraSite Holdings, Inc.).

4.9 Joinder Agreement to SpectraSite Restated Registration Rights Agreement, dated January 5, 2000 (incorporated by reference to Exhibit
         10.36 to the registration statement on Form S-1 (File No. 333-93873) of SpectraSite Holdings, Inc.).

27.1     Financial Data Schedule for the nine months ended September 30, 2000.

(b)      Reports on Form 8-K

                  An Item 5 report on Form 8-K, dated August 25, 2000, was filed on August 31, 2000 to announce (i) the execution of an agreement with SBC Communications, Inc. to lease approximately 3,900 communications towers from SBC and (ii) the execution of a letter of intent with Trimaran Fund II, L.L.C. pursuant to which Trimaran agreed to purchase approximately 3.4 million shares of SpectraSite Holdings' common stock at a price of $22.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933.

                  An Item 7 report on Form 8-K was dated and filed on August 18, 2000 for the purpose of providing historical financial statements of Westower Corporation and certain predecessor entities and certain unaudited pro forma financial data for the year ended December 31, 1999. The historical financial statements included: (i) unaudited consolidated financial statements of Westower Corporation as of September 30, 1998 and for the seven months then ended, (ii) consolidated financial statements of Westower Corporation as of February 28, 1997 and February 28, 1998 and for the three years ended February 28, 1998, (iii) financial statements of Cord Communications, Inc. as of June 30, 1998 and for the two years ended June 30, 1998, and
         (iv) financial statements of Summit Communications, LLC as of December 31, 1997 and for the period from May 24, 1997 (inception) to December 31, 1997. The pro forma financial information included unaudited pro forma statement of operations data for the year ended December 31, 1999 reflecting the Westower merger and certain other transactions as if such transactions had occurred on January 1, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 10, 2000                SPECTRASITE HOLDINGS, INC.
                                                (Registrant)

                                              /s/ DAVID P. TOMICK
                                    --------------------------------------------
                                                David P. Tomick
                                          Executive Vice President and
                                             Chief Financial Officer



                                                /s/ DANIEL I. HUNT
                                    --------------------------------------------
                                                  Daniel I. Hunt
                                          Vice President- Finance and
                                           Administration, Principal
                                                Accounting Officer