Form 10-K
period 2000-12-31
SPECTRASITE HOLDINGS INC
filed 2001-03-20
CIK 1072048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27217

                           SPECTRASITE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      56-2027322
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

     100 REGENCY FOREST DRIVE, SUITE 400
             CARY, NORTH CAROLINA                                  27511
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (919) 468-0112
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of February 28, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,017,941,866 based on the closing price on the Nasdaq National Market on such date.

     There were 146,529,186 shares of Common Stock outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SPECTRASITE HOLDINGS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   21
Item 8.   Consolidated Financial Statements and Supplementary Data....   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   21

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   22
Item 13.  Certain Relationships and Related Transactions..............   22

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   22

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements concerning possible or assumed future results of operations of SpectraSite and those preceded by, followed by or that include the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, potential or continue or the negative of such terms and other comparable terminology. You should understand that the factors described below, in addition to those discussed elsewhere in this report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     SpectraSite Holdings, Inc. is a Delaware corporation. Our principal executive offices are located at 100 Regency Forest Drive, Suite 400, Cary, North Carolina 27511, and our telephone number at that address is (919) 468-0112. Our World Wide Web site address is http://www.spectrasite.com. The information in our website is not part of this report.

     We operate in two business segments, site leasing and network services. For certain financial information about our business segments, as well as certain financial information about the geographic areas in which we operate, refer to
Note 10 to our consolidated financial statements located elsewhere in this report.

     In this report, Holdings refers to SpectraSite Holdings, Inc. and SpectraSite, we, us and our refer to SpectraSite Holdings, Inc., its wholly owned subsidiaries and all predecessor entities collectively, unless the context requires otherwise. The term common stock refers to Holdings' common stock, par value $.001 per share.

OVERVIEW

     We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related wireless facilities. Our customers are leading wireless communications providers and broadcasters, including Nextel, SBC Wireless (now Cingular Wireless), Sprint PCS, AT&T Wireless, AirTouch (now Verizon Wireless), Teligent, WinStar, Cox Broadcasting, Clear Channel Communications and Paxson Communications. As of December 31, 2000, after giving effect to all pending transactions, we will own or manage over 26,000 sites, including 8,260 towers, primarily in the top 100 markets in the United States and with major metropolitan market clusters in Los Angeles, Chicago, San Francisco, Philadelphia, Detroit and Dallas. We also own 50% of SpectraSite-Transco Communications Ltd., which owns 714 towers and 1,500 sites and has the option to construct towers on an additional 30,000 potential sites in the United Kingdom.

     The wireless communications industry is growing rapidly and carriers are making large capital investments to expand their networks. We believe that the number of wireless communications sites, including towers, is likely to continue to increase together with the growth in demand for wireless services. This expected growth in communications sites is the result of several factors, including:

     - the continuing build-out of higher frequency technologies, such as personal communications services, which have a reduced cell range and require a more concentrated network of towers than previous wireless technologies;

     - the need to expand the capacity of existing networks;

     - the issuance of new wireless network licenses requiring the construction of new wireless networks; and

     - the emergence of new wireless technologies.

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

PRODUCTS AND SERVICES

  Wireless Tower Ownership and Leasing

     We are one of the largest independent owners and operators of wireless communications towers in the United States and Canada. We provide antenna site leasing services, which primarily involve the leasing of antenna space on our communications towers to wireless carriers. In leasing antenna space, we generally receive monthly lease payments from customers. Our customer leases typically have original terms of five years, with four or five renewal periods of five years each, and usually provide for periodic price increases. Monthly lease pricing varies with the number and type of antennas installed on a communications site.

     The following chart shows the locations of our owned towers as of December 31, 2000:

                                                              NUMBER
                      STATE/PROVINCE                         OF TOWERS
                      --------------                         ---------
California.................................................    1,111
Illinois...................................................      490
Texas......................................................      307
Florida....................................................      290
Ohio.......................................................      283
Michigan...................................................      220
Georgia....................................................      213
Alabama....................................................      163
Louisiana..................................................      151
Pennsylvania...............................................      150
North Carolina.............................................      135
Washington.................................................      133
Missouri...................................................      108
Wisconsin..................................................       95
Tennessee..................................................       84
Indiana....................................................       80
Nevada.....................................................       80
Mississippi................................................       75
Oregon.....................................................       71
Arkansas...................................................       57
South Carolina.............................................       56
Arizona....................................................       54
Massachusetts..............................................       54
Oklahoma...................................................       50
Utah.......................................................       48
Iowa.......................................................       45
Maryland...................................................       45
New Jersey.................................................       45
New York...................................................       40
Colorado...................................................       39
Minnesota..................................................       37
New Mexico.................................................       31
Idaho......................................................       28

                                                              NUMBER
                      STATE/PROVINCE                         OF TOWERS
                      --------------                         ---------
Virginia...................................................       25
Quebec.....................................................       23
Delaware...................................................       19
Kansas.....................................................       19
Connecticut................................................       15
Alberta....................................................       13
Other......................................................       48
                                                               -----
          Total............................................    5,030
                                                               =====

     In addition to the towers we will build for Nextel Communications under a master site commitment agreement and for SBC Communications under a build-to-suit agreement, we expect to expand our tower portfolio primarily through other build-to-suit programs and acquisitions. In addition, we evaluate other tower development opportunities from time to time which we believe have higher than average co-location opportunities. Under build-to-suit programs, we utilize our network development capabilities to construct tower networks after we have signed an antenna site lease agreement with an anchor tenant and have determined that the initial or planned capital investment for that tower network would not exceed a targeted multiple of tower cash flow after a certain period of time.

     In addition to leasing antenna space, we also provide maintenance and management services at our communications sites. In providing these services to our customers we use a combination of in-house personnel and independent contractors. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management and are particularly responsible for monitoring, security, access and lighting, radio frequency emission and interference issues, signage, structural engineering and tower capacity, tenant relations and supervision of independent contractors. We hire local independent contractors to perform routine maintenance functions, such as landscaping, pest control, snow removal and site access.

  Wireless Rooftop and In-Building Access

     We are the largest independent provider of rooftop and in-building access services in the United States. We are the exclusive site manager for over 17,500 real estate properties, with significant access clusters in New York, Philadelphia, Baltimore/Washington, D.C., Atlanta, New England, Florida, Western Pennsylvania/Ohio/Indiana, Chicago, Seattle, Southern California, Texas and St. Louis. A principal attraction of this portion of our business is the opportunity to develop new revenues for building owners by managing:

     - rooftops for transmitting and receiving installations; and

     - rooftops, risers and internal telecommunications equipment space for competitive voice, data and Internet services offered to in-building tenants.

     Wireless communications carriers utilize our managed sites as transmitting locations, often where there are no existing towers for co-location or where new towers are difficult to build. Our transmitting tenants encompass a broad array of wireless communications providers, including personal communications service, cellular, enhanced specialized mobile radio, specialized mobile radio, wireless data, two-way radio, microwave, wireless cable and paging companies. We provide services to the facilities-based (wired and wireless) competitive local exchange carrier and Internet service provider market. We have executed agreements allowing these carriers access to over 5,000 properties, including agreements with national providers such as AT&T Local Services, XO Communications, Teligent and WinStar, as well as numerous regional carriers. These access agreements are, to date, predominantly for office and industrial properties.

     Our managed portfolio contains 4,900 office and industrial properties encompassing over 460 million square feet. Our management contracts are generally for an initial period of three to five years. These contracts contain automatic extension provisions and continue after the initial period unless terminated by either party. Under these contracts, we are engaged as the exclusive site manager for rooftop management. In most cases, we are also engaged as the exclusive manager for riser and telecommunications access management. As the site manager, we are responsible for marketing the properties as part of our portfolio of potential telecommunications sites, reviewing existing license agreements, negotiating new license agreements, managing and enforcing those agreements, supervising installation of equipment by carriers to ensure, among other things, non-interference with other users, as well as site billing, collections and contract administration. For these services, we receive a percentage of occupancy fees. Upon any termination of a contract, unless due to our default, we are entitled to continue to receive our percentage with respect to carriers added during the term of our management agreement for so long as they remain tenants.

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

     Line and Antenna Installation. After erecting the tower and placing the equipment shelter, we install the antennas and feed lines. Depending on the project, electricity is installed either during the erection process to conform with the FAA lighting requirements or after the tower has been constructed. Our technical crews are regularly trained in cellular, microwave, fiber optic and direct current power plant system installation and testing methods. We are also a leader in designing and implementing in-building wireless systems, as well as a broad range of cellular and personal communications services repeater systems. Our test equipment and dedicated radio frequency testing teams allow us to monitor and maintain system integrity and quality control.

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

     Site Acquisition Services. We offer a full range of communications site acquisition services, including network pre-design, site selection, site acquisition and local zoning and permitting. We offer these services through independent local contractors who have knowledge and expertise in the specific geographic area.

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

     In 1996, the FCC mandated the conversion of analog television signals to digital. The mandate specifies that by May 1, 2002, each commercial television station in the United States must complete construction of new digital broadcasting facilities. (Non-commercial stations have been given until May 1, 2003, to complete digital construction.) By April 21, 2003, all television stations must be simulcasting at least 50% of their programming on both their analog and digital facilities and must convert to 100% simulcasting within two years. The simulcasting transition is scheduled to end in 2006, when television broadcasters will be required to terminate analog service, unless that date has been extended based on satisfaction of statutory standards demonstrating that significant portions of the viewing public do not have the ability to receive digital television signals. This conversion to digital creates significant potential demand for co-location on broadcast towers.

     Broadcast towers require a high level of technical design and erection expertise, as they reach heights of up to 2,000 feet. The existing domestic broadcast tower infrastructure was generally developed to accommodate individual broadcast signals. This broadcast tower infrastructure was built primarily in the 1940's and 1950's. Today, it is considered to be at capacity and somewhat antiquated. The FCC mandate requiring the conversion of analog to digital broadcast signals creates significant infrastructure deployment requirements for the broadcast community in the United States. In addition, the engineering and construction expertise for broadcast towers is limited to a relatively small number of fabrication and construction companies that specialize in broadcast towers.

CUSTOMERS

     Our primary customers currently are Nextel and Sprint PCS, which represented approximately 25% and 12% of our revenues for the year ended December 31, 2000, respectively. In addition, our customers also include several of the largest wireless service providers in the United States, including AT&T Wireless and Cingular. We also have provided services to enhanced specialized mobile radio, specialized mobile radio and cellular wireless providers. For the year ended December 31, 1999, Nextel accounted for 35% of our revenues. For the year ended December 31, 1998, Powertel and Tritel accounted for 47% and 24%, respectively, of our revenues.

SALES AND MARKETING

     We believe that our ability to satisfy a wide range of our customers' network deployment requirements will make us a preferred provider of all outsourced antenna site and network services. Our sales and marketing goals are to:

     - use existing relationships and develop new relationships with wireless service providers to lease antenna space on our owned and managed communication sites; and

     - form affiliations with select communications system vendors who utilize end-to-end services, including those provided by SpectraSite, which will enable us to market our services and products through additional channels of distribution.

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

     Towers are not the only kind of platform for radio transmitters. The growth in delivery of video services by direct broadcast satellites could also adversely affect demand for our antenna space. The FCC has authorized numerous entities and is considering applications from many others to provide fixed and mobile satellite services using various frequency bands in a manner that may compete with terrestrial service providers. Two systems, Iridium and GlobalStar, had been offering commercial service; however, Iridium had to terminate operations because of bankruptcy; although it recently announced it had been sold to new owners and planned to resume operations, focusing initially on provision of service to government and defense customers. GlobalStar, a provider of mobile satellite services, is offering commercial service. Teledesic soon plans to provide high-speed fixed satellite data services through non-geostationary orbit satellites. In 1997, the FCC allocated one gigahertz of spectrum in the 47 gigahertz band for any use consistent with the spectrum allocation table. Although the FCC had decided to auction this spectrum in 200 megahertz blocks for the provision of communications services, it recently terminated a rulemaking proceeding considering licensing and service rules for the band. The development of signal combining technologies, which allow one communications antenna to service two different transmission frequencies and, as a result, two customers, may reduce the need for tower-based broadcast transmissions and the demand for our antenna space. It is unclear whether these new technologies will be commercially feasible, and to what extent they will offer significant competitive alternatives to terrestrial structures.

EMPLOYEES

     As of December 31, 2000, SpectraSite had 1,963 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good. Due to the nature of the site construction business, we may experience fluctuations in the number of our employees as site construction contracts are entered into or completed.

INTERNATIONAL

     We own 50% of SpectraSite-Transco Communications Ltd., which owns 714 towers and 1,500 sites and has the option to construct towers on an additional 30,000 potential sites in the United Kingdom. On June 8, 2000, we completed this joint venture with Lattice Group to develop a tower business to support Europe's growing mobile communications industry. Lattice Group transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and SpectraSite provided intellectual property and wireless network development skills. In addition, we contributed $164.1 million for future developments and possible acquisitions. We also contributed Ample Design into the joint venture, which is a wireless network development company in the United Kingdom that we acquired in April 2000. In January 2001, SpectraSite-Transco purchased 19% of the share capital of Paris-based telecommunications network development company SOFRER S.A.

     In 2000, we formed a wholly-owned subsidiary to begin the development of a tower business in Mexico. We purchased Sierra Towers for $7.8 million on July 28, 2000 and Infracom for $4.2 million on November 27, 2000. Both companies are communications tower development companies. At December 31, 2000, we owned six towers in Mexico.

     Our primary focus is on operations in North America and Europe. However, we continue to evaluate other international opportunities we consider attractive and may, in the future, expand our international focus.

REGULATORY AND ENVIRONMENTAL MATTERS

  Federal Regulations

     Both the FCC and the FAA regulate towers used for communications transmitters and receivers. Such regulations control the siting, marking and lighting of towers and may, depending on the characteristics of particular towers, require registration of tower facilities. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency being used and the service being provided. In addition to these regulations, SpectraSite must comply with certain environmental laws and regulations.

     Under the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct or modify existing structures above certain heights or within certain proximity to airports are reviewed by the FAA to ensure they will not present a hazard to aviation. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements. The FCC will not authorize the operation of communications antennas on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA. The FCC also enforces special lighting and painting requirements. Owners of towers on which communications antennas are located have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties and tort liability.

     In 1995, the FCC adopted regulations making the owners of towers, rather than communications licensees, primarily responsible for compliance with antenna structure painting and lighting requirements. These rule changes are based on statutory amendments adopted by Congress in 1992 extending regulatory jurisdiction to tower owners. Communications licensees are now secondarily responsible for tower maintenance if the tower owners are unwilling or unable to perform those duties. Currently, these requirements apply to antenna structures that are more than 200 feet in height or that may interfere with the approach or departure space of a nearby airport runway.

     The regulatory requirements adopted in 1995 required tower owners, like SpectraSite, to register existing structures by state, in accordance with filing windows, over a two-year period between July 1, 1996 and June 30, 1998. Historically, tower locations were determined using area maps. The FCC has recognized that, with the proliferation of inexpensive, satellite-based locating devices, such as Global Positioning System receivers, structures can now be easily located with a higher degree of accuracy. Accordingly, the FCC has told owners who determined that tower registration information conflicted with previously issued licenses for antennas on their towers to register their structures using the new data and to seek new FAA determinations of no hazard as necessary under the FAA's rules. The FCC also has instructed licensees or permittees who discovered that the coordinates on their authorizations differed from those determined by more accurate means to submit corrective applications. In February 1999, the FCC's Wireless Telecommunications Bureau announced a new policy under which defective applications for wireless authorizations and antenna structure registrations will be summarily dismissed, without giving the applicants an opportunity to amend but requiring them to correct and retender their applications. As part of the new policy, the Bureau said that effective May 1, 1999, it will return and not process tower registration applications including data that do not agree with information listed on previously issued FAA determinations. The FCC also announced that applications for FCC communications authorizations would be dismissed if a tower registration number is not listed on the FCC application. Although the FCC initially said the rule affecting communications applications would apply beginning May 1, 1999, for applicants proposing antennas on existing structures, and July 1, 1999, for applicants proposing to utilize new towers, the FCC in late April 1999 extended these deadlines. For services, such as cellular, paging, and personal communications services, which have already had their records converted to the FCC's new Uniform Licensing System database, the new tougher dismissal rule applied effective July 1, 1999. For other communications services that have not yet been converted to the Uniform Licensing System, the FCC said the new processing rules would go into effect six months after each service's incorporation into the Uniform Licensing System. This new policy means that for towers to be of use to FCC wireless applicants, it will be necessary for tower owners to notify the FAA and obtain FCC tower registrations well in advance of the date tenants will be filing FCC applications.

     In December 1998, the FCC announced that an audit of existing antenna structures revealed that over one quarter of the audited structures had not been registered as required by the FCC's rules. In light of this finding and several reported near misses of towers by aircraft, the FCC in January 1999 announced a no-tolerance policy, requiring all owners of existing unregistered structures to register them immediately or face monetary forfeitures or civil fines. SpectraSite has been working to review the registration of the towers it has acquired and to confirm the accuracy of the information submitted to the FAA and the FCC by the prior owners.

     The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities' jurisdiction over the construction, modification and placement of wireless communications towers. The new law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with the FCC regulations. The 1996 Telecom Act also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

     In October 2000, the FCC adopted rules and policies related to telecommunications service providers' access to rooftops, other rights-of-way and conduits in multi-tenant buildings. The FCC prohibited telecommunications carriers in commercial settings from entering into new exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers. The FCC also established procedures to ensure that the demarcation point in buildings, which marks the end of the incumbent local exchange carrier's control over on-premises wiring and the beginning of the customer's or building owner's control, will be at the "minimum point of entry" to the structure rather than further inside the premises. In addition, the FCC determined that, under the Communications Act, utilities, including local exchange carriers, will be required to afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way in customer buildings, to the extent such conduits and rights-of-way are owned or controlled by the utility. Finally, the FCC amended its existing rules to give building tenants the same ability to place on their balconies small satellite dishes for receiving telecommunications and other fixed wireless signals that they currently have for receiving video services.

     In the same October 2000 decision, the FCC sought comment on a number of related issues, including whether the prohibition on exclusive contracts should be extended to residential buildings; whether it should be broadened to prohibit preferences other than exclusive access, such as exclusive marketing or landlord bonuses for tenants; whether the FCC should prohibit carriers from enforcing exclusive access provisions in existing contracts for commercial or residential multi-tenant buildings; and whether the agency has authority to prohibit local exchange carriers from providing services to multi-tenant buildings where the owners maintain policies unreasonably preventing competing carriers from gaining access to potential customers within the building. Federal legislation addressing the building access issue had also been pending before the FCC decision was adopted. We cannot predict with certainty whether the FCC's proposals or any legislative initiatives will be adopted, and, if they are, the effect they will have on our business.

  State and Local Regulations

     Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, SpectraSite outsources site acquisition to licensed real estate brokers or agents. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build towers have encountered an array of obstacles arising from state and local regulation of tower site construction, including environmental assessments, fall radius assessments, marking/lighting requirements, and concerns with interference to other electronic devices. The delays resulting from the administration of such restrictions can last for several months, and when appeals are involved, can take several years.

  Environmental and Related Regulations

     Owners and operators of communications towers are subject to environmental laws. The FCC's decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws which may require investigation and clean-up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. PROPERTIES

     SpectraSite is headquartered in Cary, North Carolina, where it currently leases 108,676 square feet of office space. In addition, we have an agreement to lease 109,570 square feet of office space adjacent to our current headquarter space in the first quarter of 2001. We have established regional offices in:
Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Jackson, Mississippi; Portland, Oregon; Columbus, Ohio; Los Angeles, California; Houston, Texas; and San Francisco, California. We open and close project offices from time to time in connection with our network design and development services, which offices are generally leased for periods not exceeding three years.

     We own a broadcast tower manufacturing facility located in Pine Forge, Pennsylvania. We also own five acres of land in Surrey, British Columbia, Canada, on which a 10,000 square foot wireless tower fabrication, assembly and storage facility and a 5,000 square foot office building are located; four acres of land near Montreal, Quebec, Canada, on which a 7,000 square foot facility is located; a one acre lot in Houston, Texas, on which approximately 2,500 square feet of office space and 5,000 square feet of warehouse space are located; 8.6 acres of land in Visalia, California, on which a 57,000 square foot broadcast tower manufacturing facility is located; one acre of land in Charlotte, North Carolina on which approximately 43,000 square feet of space is located; 0.8 acres of land in Tequesta, Florida on which 17,000 square feet of office space is located; 11.2 acres of land in Cary, North Carolina adjacent to our leased office space; and 0.4 acres of land in Tucson, Arizona, on which a 6,250 square foot office building is located. We also lease office space in 27 states in the United States and three provinces in Canada.

     Our interests in communications sites are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, and easements and licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five acre tract which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have an initial term of five years, with five additional five-year renewal periods. You should read "-- Products and Services -- Wireless Tower Ownership and Leasing" for a list of the locations of our owned towers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES

     Prior to the Westower merger, our common stock was privately held with no public trading market. On September 1, 1999, our common stock was approved for trading on the Nasdaq National Market under the symbol "SITE", and public trading commenced on September 3, 1999. The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the Nasdaq National Market for the period from September 3, 1999 through September 30, 1999, the fourth quarter of 1999, the first, second, third and fourth quarter of 2000 and the first quarter of 2001 through March 16, 2001.

                                                             COMMON STOCK
                                                         --------------------
                                                           HIGH        LOW
                                                         --------    --------
1999
Third quarter (beginning September 3)..................  $14.8750    $11.0000
Fourth quarter.........................................   12.1250      7.3750
2000
First quarter..........................................   30.3750     10.7500
Second quarter.........................................   28.5000     15.1250
Third quarter..........................................   29.5000     14.5000
Fourth quarter.........................................   21.3750     10.8750
2001
First quarter (through March 16, 2001).................   18.4375      6.1250

     As of March 16, 2001, there were approximately 249 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the indentures governing our senior discount notes restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors consider relevant. Furthermore, because SpectraSite Holdings is a holding company, it depends on the cash flow of its subsidiaries, and SpectraSite Communications' credit facility imposes restrictions on Holdings' subsidiaries' ability to distribute cash to Holdings.

SALES OF UNREGISTERED SECURITIES

     On January 28, 2000, Holdings issued 350,000 shares of common stock to the stockholders of International Towers Inc. in connection with the acquisition of International Towers and its subsidiaries, including S&W Communications Inc. On November 20, 2000, Holdings sold 4.0 million shares of common stock to Trimaran Fund II, L.L.C. and certain other investors participating in the Trimaran investment program, which we refer to as the Trimaran group, for $18.75 per share. The Trimaran group also received warrants to purchase an additional 1.5 million shares at exercise prices ranging from $21.56 to $28.00 per share. The total aggregate consideration that Holdings received for the common stock and the warrants issued to the Trimaran group was $75.0 million. On December 14, 2000, Holdings issued 2,544,882 shares of common stock to SBC Communications, Inc. in connection with the acquisition of subleasehold interests in towers owned by SBC Communications. The issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access to information about SpectraSite.

     On November 20, 2000, Holdings issued $200.0 million aggregate principal amount of 6 3/4% senior convertible notes due 2010 at a conversion price of $21.5625 per share, subject to adjustment if certain events affecting our common stock occur. Morgan Stanley & Co. Incorporated acted as the placement agent for the sale of the convertible notes. The aggregate underwriting discounts and commissions received by Morgan Stanley with respect to the convertible notes was $6.0 million. The issuance of the convertible notes was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2), and the resale by Morgan Stanley was conducted in accordance with Rule 144A as sales to "qualified institutional buyers" and Regulation S as sales to non-U.S. persons.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth summary historical financial data derived from our consolidated financial statements, as of and for:

     - the year ended December 31, 1996;

     - the period from January 1, 1997 to May 12, 1997;

     - the period from SpectraSite's inception on April 25, 1997 to December 31, 1997 and

     - the years ended December 31, 1998, 1999 and 2000.

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

     EBITDA consists of operating income (loss) before depreciation and amortization expense, non-cash compensation charges and restructuring and non-recurring charges. EBITDA is provided because it is a measure commonly used in the communications site industry as a measure of a company's operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies. SpectraSite believes that EBITDA can assist in comparing company performance on a consistent basis without regard to depreciation and amortization expense, which may vary significantly depending on accounting methods where acquisitions are involved or non-operating factors such as historical cost bases.

                                   TELESITE (PREDECESSOR)
                                  -------------------------   SPECTRASITE                              SPECTRASITE
                                                 JANUARY 1,    APRIL 25,     TELESITE &                YEAR ENDED
                                   YEAR ENDED      1997 -        1997 -      SPECTRASITE              DECEMBER 31,
                                  DECEMBER 31,    MAY 12,     DECEMBER 31,    COMBINED     -----------------------------------
                                      1996          1997          1997          1997         1998        1999         2000
                                  ------------   ----------   ------------   -----------   --------   ----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Site leasing..................     $   --        $   --       $    --        $    --     $    656   $   46,515   $   116,476
  Network services..............      8,841         1,926         5,002          6,928        8,142       53,570       230,432
                                     ------        ------       -------        -------     --------   ----------   -----------
        Total revenues..........      8,841         1,926         5,002          6,928        8,798      100,085       346,908
                                     ------        ------       -------        -------     --------   ----------   -----------
Operating expenses:
  Costs of operations (excluding
    depreciation and
    amortization expense:)
    Site leasing................         --            --            --             --          299       17,825        46,667
    Network services............      2,255           595         1,120          1,715        2,492       36,489       176,247
Selling, general and
  administrative expenses.......      4,256         1,742         4,790          6,532        9,690       37,832        65,321
Depreciation and amortization
  expense.......................         91            56           489            545        1,268       37,976        96,734
Non-cash compensation charges...         --            --         2,600          2,600           --          350         2,572
Restructuring and non-recurring
  charges.......................         --            --            --             --           --        7,727            --
                                     ------        ------       -------        -------     --------   ----------   -----------
Total operating expenses........      6,602         2,393         8,999         11,392       13,749      138,199       387,541
                                     ------        ------       -------        -------     --------   ----------   -----------
Operating income (loss).........     $2,239        $ (467)      $(3,997)       $(4,464)    $ (4,951)  $  (38,114)  $   (40,633)
                                     ======        ======       =======        =======     ========   ==========   ===========
Net income(loss)................     $2,289        $ (503)      $(3,890)       $(4,393)    $ (9,079)  $  (97,668)  $  (157,616)
Net income (loss) applicable to
  common shareholders...........      2,289          (503)       (4,390)        (4,893)     (11,235)     (98,428)     (157,616)
Net loss per share (basic and
  diluted)......................                                $ (5.21)                   $ (11.98)  $   (12.48)  $     (1.31)
Weighted average common shares
  outstanding (basic and
  diluted)......................                                    842                         938        7,886       120,731

OTHER DATA:
Net cash provided by (used in)
  operating activities..........     $1,109        $  (71)      $   223        $   152     $ (2,347)  $   17,555        11,365
Net cash provided by (used in)
  investing activities..........       (853)         (322)       (7,178)        (7,500)     (45,002)    (813,225)   (1,108,690)
Net cash provided by (used in)
  financing activities..........       (266)          390         9,189          9,579      144,663      733,900     1,612,200
EBITDA..........................      2,330          (411)         (908)        (1,319)      (3,683)       7,939        58,673
Capital expenditures............        498            64           850            914       26,598      644,778       658,283

SELECTED OPERATING DATA (AT END
  OF PERIOD):
Number of owned towers....................................................           5          106        2,765         5,030

BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash, cash equivalents and short term investments.......................................   $114,962   $   37,778   $   552,653
Total assets............................................................................    161,946    1,219,953     3,054,105
Total long-term debt....................................................................    132,913      718,778     1,709,055
Total shareholders' (deficiency) equity.................................................    (14,067)     457,756     1,224,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations. You should understand that the factors described below, in addition to those discussed elsewhere, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

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

     We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of December 31, 2000, we owned 5,030 towers as compared to 2,765 towers at December 31, 1999. We also own 50% of SpectraSite-Transco Communications, Ltd., a joint venture with Lattice Group plc, the former arm of BG Group plc that operates Britain's natural gas distribution network.

     As a result of recent acquisitions, principally the acquisition of 2,000 communications towers from Nextel Communications, Inc. in April 1999, the planned acquisition of 3,900 communications towers from SBC Communications, Inc. and the merger with Westower Corporation in September 1999, we expect that network services and antenna site leasing will generate most of our revenues. We believe that our site leasing business will continue to represent a substantial portion of our revenues and will continue to grow as we increase our network of towers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Consolidated revenues for the year ended December 31, 2000 were $346.9 million, an increase of $246.8 million from the year ended December 31, 1999. Revenues from site leasing increased to $116.5 million for the year ended December 31, 2000 from $46.5 million for the year ended December 31, 1999, primarily as a result of revenues derived from communications towers which we acquired or constructed during 1999 and 2000. We owned 5,030 communications towers at December 31, 2000, as compared to 2,765 communications towers at December 31, 1999. The remaining factor contributing to the increase is incremental revenue in 2000 for towers that existed as of December 31, 1999 from new co-location tenants.

     Revenues from network services increased to $230.4 million for the year ended December 31, 2000 compared to $53.6 million for the year ended December 31, 1999, primarily as a result of revenue generated from acquisitions in late 1999 and in 2000.

     Costs of operations increased to $222.9 million for the year ended December 31, 2000 from $54.3 million for the year ended December 31, 1999. The increase in costs was primarily attributable to operating costs of the communications towers acquired or constructed during 1999 and 2000, acquisitions in late 1999 and in 2000 and overall growth in operating activities. Costs of operations for site leasing as a percentage of site leasing revenues increased to 40% for the year ended December 31, 2000 from 38% for the year ended December 31, 1999. The increase was primarily due to the addition of new towers and higher tower operating expenses partially offset by increased revenues generated from new co-location tenants on existing towers. As our site leasing operations mature we expect that additional tenants on a tower will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 76% for the year ended December 31, 2000 from 68% for the year ended December 31, 1999. This increase is due to construction activities associated with Westower operations that have higher levels of direct costs than site acquisition activities. We ceased directly providing site acquisition services in late 1999.

     Selling, general and administrative expenses increased to $65.3 million for the year ended December 31, 2000 from $37.8 million for the year ended December 31, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth of our ongoing operations and acquisition activities. Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the year ended December 31, 2000 from 38% for the year ended December 31, 1999. The decrease was primarily the result of high levels of administrative expenses incurred in 1999 associated with site acquisition activities and costs associated with the integration of towers acquired from Nextel.

     Depreciation and amortization expense increased to $96.7 million for the year ended December 31, 2000 from $38.0 million for the year ended December 31, 1999, primarily as a result of the increased depreciation from towers we have acquired or constructed and amortization of goodwill related to acquisitions.

     For the year ended December 31, 2000, we recorded non-cash compensation charges of $2.6 million related to the issuance of stock options and restricted shares of common stock to employees. We recorded non-cash compensation charges of $0.4 million in the year ended December 31, 1999 related to stock options and restricted shares of common stock issued to employees.

     In March 1999, we announced that we would relocate our marketing and administrative operations from Little Rock, Arkansas and Birmingham, Alabama to our corporate headquarters in Cary, North Carolina. As a result, we recorded a restructuring and non-recurring charge of $0.6 million for employee termination and other costs related to the relocation of these activities. In September 1999, we announced that we would no longer directly provide site acquisition services. As a result, we recorded restructuring and non-recurring charges of $7.1 million, of which $6.2 million related to the write-off of goodwill associated with the purchase of Telesite Services, LLC and $0.9 million related to costs of employee severance.

     As a result of the factors discussed above, our loss from operations was $40.6 million for the year ended December 31, 2000, compared to a loss of $38.1 million for the year ended December 31, 1999.

     Net interest expense increased to $106.3 million during the year ended December 31, 2000 from $58.6 million for the year ended December 31, 1999. The increase reflects additional interest expense due to the issuance of our 11 1/4% senior discount notes due 2009 in April 1999, our 12 7/8% senior discount notes due 2010 in March 2000, our 10 3/4% senior notes due 2010 in March 2000, our 6 3/4% senior convertible notes due 2010 in November 2000 and our 12 1/2% senior notes due 2010 in December 2000, as well as borrowings under our credit facility.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Consolidated revenues for the year ended December 31, 1999 were $100.1 million, an increase of $91.3 million from the year ended December 31, 1998. Revenues from site leasing increased to $46.5 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31, 1998, primarily as a result of revenues derived from 2,000 communications towers we acquired from Nextel in April 1999. We owned 2,765 communications towers at December 31, 1999, as compared to 106 communications towers at December 31, 1998.

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

     Costs of operations increased to $54.3 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998. The increase in costs was attributable to operating costs of the 2,000 communications towers purchased from Nextel in April 1999 and the acquisition of Westower in September 1999. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38% for the year ended December 31, 1999 from 46% for the year ended December 31, 1998 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. Costs of operations for network services as a percentage of network services revenues increased to 68% for the year ended December 31, 1999 from 31% for the year ended December 31, 1998. This increase was due to construction activities associated with Westower operations that have higher levels of direct costs than our historical site acquisition activities.

     Selling, general and administrative expenses increased to $37.8 million for the year ended December 31, 1999 from $9.7 million for the year ended December 31, 1998. The increase was a result of expenses related to additional corporate overhead and field operations implemented to manage and operate the growth in our ongoing activities and the acquisition of Westower.

     Depreciation and amortization expense increased to $38.0 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998, primarily as a result of the increased depreciation from the towers we acquired or constructed and amortization of goodwill related to the Westower acquisition.

     We recorded non-cash compensation charges of $0.4 million in the year ended December 31, 1999 related to stock options and restricted shares of common stock issued to employees. The Company did not incur any such charges in 1998.

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

     As a result of the factors discussed above, our loss from operations was $38.1 million for the year ended December 31, 1999, as compared to a loss of $5.0 million for the year ended December 31, 1998.

     Net interest expense increased to $58.6 million during the year ended December 31, 1999 from $4.6 million for the year ended December 31, 1998, reflecting additional interest expense due to the issuance of our 12% senior discount notes due 2008 in June 1998 and our 11 1/4% senior discount notes due 2009 in April 1999, as well as borrowings under our credit facility beginning in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

     SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiaries, SpectraSite Communications and SpectraSite International. Our only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications and SpectraSite International. On June 26, 1998, we privately placed $225.2 million aggregate principal amount at maturity of 12% senior discount notes due 2008. Prior to July 15, 2003, interest expense on the 12% discount notes will consist solely of non-cash accretion of original issue discount and the 2008 notes will not require annual cash interest payments. After such time, the 12% discount notes will have accreted to $225.2 million and will require semi-annual cash interest payments of $13.5 million. The 12% discount notes mature on July 15, 2008. On April 20, 1999, we privately placed $586.8 million aggregate principal amount at maturity of our 11 1/4% senior discount notes due 2009. Prior to April 15, 2004, interest expense on the 11 1/4% discount notes will consist solely of non-cash accretion of original issue discount and the 11 1/4% discount notes will not require annual cash interest payments. After such time, the 11 1/4% discount notes will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 11 1/4% discount notes mature on April 15, 2009. On March 10, 2000, we privately placed $200.0 million aggregate principal amount of our 10 3/4% senior notes due 2010 and $559.8 million aggregate principal amount at maturity of our 12 7/8% senior discount notes due 2010. The 10 3/4% notes require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. The 12 7/8% discount notes will not require cash interest payments prior to October 15, 2005, and mature March 15, 2010. On March 15, 2005, the 12 7/8% discount notes will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. On November 20, 2000, we privately placed $200.0 million aggregate principal amount of our 6 3/4% senior convertible notes due 2010. The 6 3/4% convertible notes require semi-annual cash interest payments of $6.75 million and mature on November 15, 2010. On December 20, 2000, we privately placed $200.0 million aggregate principal amount of our 12 1/2% senior notes due 2010. The 12 1/2% notes require semi-annual cash interest payments of $12.5 million. Furthermore, our credit facility provides for periodic principal and interest payments.

     Our ability to fund capital expenditures, make scheduled payments of principal or pay interest on our debt obligations and our ability to refinance any such debt obligations will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures, primarily to fund the construction and acquisition of additional communications towers. We believe that cash flow from operations, available cash on hand and anticipated borrowings under our credit facility will be sufficient to fund our capital expenditures for the foreseeable future. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

     At December 31, 2000, we had $200.0 million outstanding and $300.0 million available under our existing credit facility to fund new tower construction or acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of December 31, 2000 was 9.36%. The facility also requires compliance with certain financial covenants. At December 31, 2000, we were in compliance with these covenants. In addition, our cash and cash equivalents were $552.7 million at December 31, 2000. In February 2001, we amended and restated the credit facility. The amended and restated credit facility consists of a $350.0 million revolving credit facility of which $50.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to the earlier of February 22, 2002 or the date on which at least 50% of the multiple draw term loan has been funded, and, after that date, $350.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to June 30, 2007, at which time all amounts drawn under the revolving credit facility must be paid in full; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, of which the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of 0.25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. At the date of the closing of the amended and restated facility, we borrowed an additional $300.0 million under the facility and incurred $20.0 million in origination fees.

  Cash Flows

     For the year ended December 31, 2000, cash flows provided by operating activities were $11.4 million as compared to $17.6 million provided by operating activities in the year ended December 31, 1999. The change is primarily attributable to increased working capital needed to support the growing operations of the business partially offset by the favorable cash flow generated from earnings before interest, depreciation and amortization.

     For the year ended December 31, 2000, cash flows used in investing activities were $1,108.7 million compared to $813.2 million for the year ended December 31, 1999. In the year ended December 31, 2000, SpectraSite invested $681.3 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communication towers. In addition, we used an aggregate of $224.5 million in connection with our acquisitions, including Lodestar, Apex, ITI and U.S. RealTel. We also invested $198.0 million in affiliates, primarily related to our joint venture in the U.K. In the year ended December 31, 1999, we invested $692.8 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communications towers from Nextel. In addition, we used $128.4 million in our acquisitions, including Westower and Stainless. These investments were partially offset by $15.4 million in maturities of short-term investments.

     In the year ended December 31, 2000, cash flows provided by financing activities were $1,612.2 million, as compared to $733.9 million in the year ended December 31, 1999. The cash provided by financing activities in 2000 was attributable to the proceeds from the issuance of common stock, senior notes, senior convertible notes and senior discount notes. The cash provided by financing activities in 1999 was primarily attributable to the proceeds from the issuance of preferred stock, the 11 1/4% senior discount notes and from borrowings under the credit facility.

  Merger and Acquisition Activity

     2000 Acquisitions -- During the year ended December 31, 2000, we consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $765.1 million, including the issuance of approximately 9.2 million shares of common stock valued at $165.0 million. The purchase price also includes the issuance of 191,465 options to purchase common stock at a price of $3.58 per share valued at $2.0 million. The principal transactions were as follows:

     On January 5, 2000, we acquired Apex Site Management Holdings, Inc. in a merger transaction for 4.5 million shares of common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share. We also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

     On January 28, 2000, we acquired substantially all of the assets of International Towers Inc. and its subsidiaries, including S&W Communications Inc. ITI owned a broadcast tower manufacturing facility and, through S&W Communications, provided integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. We paid $5.4 million and issued 0.35 million shares of common stock, valued at $7.1 million, in connection with this acquisition.

     On February 17, 2000, we entered into an agreement with AirTouch Communications and several of its affiliates, under which it agreed to lease or sublease approximately 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the master sublease, we deposited $23.0 million into escrow. The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing occurring on February 15, 2001. At each respective closing, we paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, we subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed, and as a result, the remaining $6.8 million escrow deposit was returned to us on the date of the final closing. In March 2001, we agreed to amend our agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. We expect additional closings to involve at least ten towers. We cannot predict the timing of any additional closings and there can be no assurance we will lease any additional towers from AirTouch at this time.

     On May 18, 2000, we acquired Lodestar Towers, Inc. for approximately $178.6 million in cash. As of May 18, 2000, Lodestar owned 110 wireless towers and 11 broadcast towers and managed an additional 120 wireless towers and 10 broadcast towers.

     On July 17, 2000, we acquired 11 broadcast towers from Pegasus Communications for approximately 1.4 million shares of common stock valued at $37.5 million. Under the agreement, we will build up to five new digital television towers for Pegasus in the 12 months following closing.

     On August 24, 2000, we acquired 12 broadcast towers and 14 other communications towers from GOCOM Holdings, LLC and its subsidiaries for $28.2 million in cash.

     On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million in shares of common stock, subject to adjustment, valued at $325.0 million. The SBC transaction will close in stages and the initial closing occurred on December 14, 2000. The initial closing involved 739 towers, for which we paid $175.0 million in cash and issued 2.5 million shares of common stock valued at $57.9 million. In February 2001, we subleased an additional 333 towers for which we paid $85.2 million in cash and issued 1.2 million shares of common stock valued at $28.2 million. At each closing, we will make a pro rata payment of cash and stock to SBC for the actual towers subleased. We expect the final closing to occur in the first quarter of 2002.

     On December 8, 2000, we purchased substantially all of the United States assets and operations of U.S. RealTel, Inc. for $16.5 million in cash. U.S. RealTel is an international provider of rooftop and in-building telecommunication access.

     1999 Acquisitions -- During the year ended December 31, 1999, we consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $972.4 million, including the issuance of approximately 16.0 million shares of common stock valued at $211.0 million. In addition, this purchase price includes 14.0 million shares of Series C preferred stock and 1.7 million options to purchase common stock valued at $70.0 million and $7.4 million, respectively. The principal 1999 transactions were as follows:

     In April 1999, we purchased 2,000 communications towers from Nextel for $560.0 million in cash and 14.0 million shares of Series C preferred stock, which represented approximately 18% of our outstanding capital stock at that time. Of the total consideration paid to Nextel, $45.0 million was allocated as a deposit relating to this commitment. We used $150.0 million of borrowings under a $500.0 million committed credit facility, $340.0 million from the proceeds of the 11 1/4% discount notes and $231.4 million from the sale of Series C preferred stock to fund the cash purchase price and to pay related fees and expenses. In addition, certain of Nextel's subsidiaries entered into a master site commitment agreement under which Nextel and its controlled affiliates offer us exclusive opportunities, under specific terms and conditions, relating to the construction or purchase of, or co-location on, 1,700 additional communications sites. These sites will then be leased by subsidiaries of Nextel under the terms of the master site lease agreement. If the number of new sites leased is less than the agreed upon number as of particular dates, Nextel has agreed to make payments to us. The master site commitment agreement also gives us a right of first refusal to acquire any towers that Nextel or certain affiliates desire to sell. During 1999, we purchased 148 towers under the master site commitment agreement for an aggregate purchase price of $28.5 million. During 2000, we purchased an additional 479 towers under this agreement for an aggregate purchase price of $86.9 million.

     In September 1999, we consummated a merger with Westower Corporation. Under the terms of the merger agreement, Westower shareholders received 1.81 shares of common stock for each share of Westower common stock. In the aggregate, we exchanged 15.5 million shares of our common stock valued at $205.6 million for
8.6 million shares of Westower common stock and assumed $81.5 million of debt. We repaid $72.2 million of such assumed debt at closing. In addition, we assumed the outstanding Westower employee stock options, which were converted into options to purchase 1.7 million shares of our common stock.

     On December 30, 1999, we acquired Stainless, Inc., formerly a wholly owned subsidiary of Northwest Broadcasting, L.P., for $40.0 million in cash. Stainless provides engineering, fabrication and other services in connection with the erection of towers used for television broadcast companies.

  Financing Transactions

     In connection with the Nextel tower acquisition, we privately placed 46.3 million shares of Series C preferred stock for an aggregate purchase price of $231.4 million. On April 20, 1999, SpectraSite completed the private offering of $586.8 million aggregate principal amount at maturity of 11 1/4% senior discount notes due 2009.

     Also on April 20, 1999, we entered into a $500.0 million seven-year credit facility. We borrowed $150.0 million under this facility at the closing of the Nextel tower acquisition and an additional $50.0 million in December 1999. We also issued 2.0 million shares of common stock to various parties as consideration for providing financing commitments related to the Nextel tower acquisition. We did not utilize these commitments for the Nextel acquisition primarily because of the success of the 11 1/4% discount notes offering.

     On February 4, 2000, we completed an underwritten public offering of our common stock. We sold 25.6 million shares of common stock, including an over-allotment option exercised by the underwriters. Upon closing of the offering, all 70.7 million outstanding shares of our preferred stock converted into shares of common stock on a share-for-share basis. We received net proceeds of $411.3 million from the offering.

     On March 15, 2000, we privately placed $559.8 million aggregate principal amount at maturity of 12 7/8% senior discount notes due 2010 for gross proceeds of $300.0 million and $200.0 million aggregate principal amount of 10 3/4% senior notes due 2010.

     On July 28, 2000, we completed an underwritten public offering of 11.0 million shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1.65 million shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

     On November 20, 2000, the Trimaran group purchased 4.0 million shares of common stock for $75.0 million. In addition, the Trimaran group received warrants to purchase an additional 1.5 million shares of common stock. The warrants are immediately exercisable; the exercise price for 0.6 million shares is $21.56 per share, the exercise price for 0.45 million shares is $23.86 per share and the exercise price for the remaining 0.45 million shares is $28.00 per share.

     On November 20, 2000, we issued $200.0 million aggregate principal amount of 6 3/4% senior convertible notes due 2010. Each note is convertible into common stock at any time on or before November 15, 2010 at a conversion price of $21.5625 per share, subject to adjustment if certain events affecting our common stock occur. In connection with the offering of convertible notes, we agreed to register the notes and the common stock issuance upon conversion of the notes for resale. On February 9, 2001, the SEC declared our resale registration statement covering the notes and the underlying common stock effective.

     On December 20, 2000, we issued $200.0 million aggregate principal amount of 12 1/2% senior notes due 2010 for proceeds of $195.9 million, net of original issue discount. On February 28, 2001, we completed an exchange offer pursuant to which all outstanding 12 1/2% notes were exchanged for identical notes registered under the Securities Act of 1933.

  Inflation

     Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 became effective for us on January 1, 2001. We currently do not have any derivative instruments that are impacted by SFAS 133 and do not expect adoption of SFAS 133 to have a material impact on our consolidated financial statements.

     The SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 was effective for us for the year ended December 31, 2000. The adoption of SAB No. 101 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of December 31, 2000. The following table presents principal cash flow and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under the credit facility.

                                              EXPECTED MATURITY DATE
                                   ---------------------------------------------
                                   2001   2002   2003   2004   2005   THEREAFTER      TOTAL
                                   ----   ----   ----   ----   ----   ----------    ----------
                                                     (DOLLARS IN THOUSANDS)
Long-term obligations:
  Fixed rate.....................  $ --   $ --   $ --   $ --   $ --   $1,508,243    $1,508,243
  Average interest rate..........    --     --     --     --     --        11.19%        11.19%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required by this Item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to SpectraSite's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this report

          (1) The required financial statements are included in this report beginning on page F-1.

          (2) No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

          (3) Listed below are the exhibits which are filed or incorporated by reference as part of this report (according to the number assigned to them in Item 601 of Regulation S-K).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.1     Merger Agreement and Plan of Reorganization, dated as of
             November 24, 1999, among SpectraSite Holdings, Inc. (the
             "Registrant"), Apex Merger Sub, Inc. and Apex Site
             Management Holdings, Inc. Incorporated by reference to
             exhibit no. 2.4 to the Registrant's registration statement on Form S-1, file no. 333-93873.
     2.2     Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the other parties named therein as Sublessors, California Tower, Inc. and the
             Registrant. Incorporated by reference to exhibit no. 2.9 to the Registrant's Form 10-K for the year ended December 31,
             1999.
     2.3     Joint Venture Shareholders' Agreement, dated as of April 13,
             2000, by and among SpectraSite International, Inc., Transco
             Telecommunications Asset Development Company Limited and
             EVER 1267 Limited. Incorporated by reference to exhibit no
             2.2 of the Registrant's report on Form 8-K filed on April
             18, 2000.
     2.4     Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the
             Registrant, and Southern Towers, Inc. (the "SBC Agreement").
             Incorporated by reference to exhibit no. 10.1 to the
             Registrant's Form 8-K dated August 25, 2000 and filed August
             31, 2000.
     2.5     Amendment No. 1 to the SBC Agreement. Incorporated by
             reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     3.1     Second Amended and Restated Certificate of Incorporation of
             the Registrant. Incorporated by reference to exhibit no. 3.1 to the amended registration statement on Form 8-A/A of the
             Registrant, filed on December 12, 2000.
     3.2     Amended Bylaws of SpectraSite Holdings, Inc. Incorporated by
             reference to exhibit no. 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873.
     4.1     Indenture, dated as of June 26, 1998, between the Registrant and United States Trust Company of New York, as trustee.
             Incorporated by reference to exhibit no. 4.1 to the
             registration statement on Form S-4 of the Registrant, file
             no. 333-67043.
     4.2     First Supplemental Indenture, dated as of March 25, 1999,
             between the Registrant and United States Trust Company of
             New York, as trustee. Incorporated by reference to exhibit
             no. 4.2 to the registration statement on Form S-4 of the
             Registrant, file no. 333-67043.
     4.3     Second Supplemental Indenture, dated as of June 6, 2000,
             between the Registrant and United States Trust Company of
             New York, as trustee. Incorporated by reference to exhibit
             no. 4.1 of the Registrant's report on Form 8-K, dated June
             6, 2000 and filed June 21, 2000.
     4.4     Indenture, dated as of April 20, 1999, between the
             Registrant and United States Trust Company of New York, as
             trustee. Incorporated by reference to exhibit no. 4.3 to the registration statement on Form S-4 of the Registrant, file
             no. 333-67043.
     4.5     Indenture, dated as of March 15, 2000, between the
             Registrant and United States Trust Company of New York, as
             trustee. (10 3/4% senior notes) Incorporated by reference to exhibit no. 4.4 of the registration statement on Form S-4 of the Registrant, file no. 333-35094.
     4.6     Indenture, dated as of March 15, 2000, between the
             Registrant and United States Trust Company of New York, as
             trustee. (12 7/8% senior notes) Incorporated by reference to exhibit no. 4.5 of the Registrant's registration statement on Form S-4, file no. 333-35094.
     4.7     Indenture, dated as of November 20, 2000, between
             SpectraSite Holdings, Inc. and United States Trust Company
             of New York, as trustee. Incorporated by reference to
             exhibit 4.1 of the Registrant's report on Form 8-K, dated
             November 20, 2000 and filed November 22, 2000.
     4.8     Indenture, dated as of December 20, 2000, between the
             Registrant and United States Trust Company of New York, as
             trustee. Incorporated by reference to exhibit no. 4.17 to
             the registration statement on Form S-3 of the Registrant,
             file no. 333-45728.
     4.9     Second Amended and Restated Registration Rights Agreement,
             dated as of April 20, 1999. Incorporated by reference to
             exhibit no. 10.5 to the registration statement on Form S-4 of the Registrant, file no. 333-67043.
     4.10    Joinder Agreement to SpectraSite Restated Registration
             Rights Agreement, dated January 5, 2000. Incorporated by
             reference to exhibit no. 10.36 to the Registrant's
             registration statement on Form S-1, file no. 333-93873.
     4.11    Consent and Agreement to SBCW Registration Rights and
             Amendment to Second Amended and Restated Registration Rights
             Agreement. Incorporated by reference to exhibit 4.10 to the amended registration statement on Form 8-A/A of the
             Registrant, filed on December 12, 2000.
     4.12    Registration Rights Agreement, dated as of November 20,
             2000, among SpectraSite Holdings, Inc. and Trimaran Fund II,
             L.L.C., Trimaran Capital, L.L.C., Trimaran Parallel Fund II,
             L.P., CIBC Employee Private Equity Fund (Trimaran) Partners
             and CIBC World Markets Ireland Limited. Incorporated by
             reference to exhibit 4.4 of the Registrant's report on Form
             8-K, dated November 20, 2000 and filed November 22, 2000.
     4.13    Joinder Agreement to the Second Amended and Restated
             Registration Rights Agreement, dated as of December 14,
             2000. Incorporated by reference to exhibit no. 4.12 to the registration statement on Form S-3 of the Registrant, file
             no. 333-45728.
     4.14    Third Amended and Restated Stockholders' Agreement, dated as of April 20, 1999. Incorporated by reference to exhibit no.
             10.6 to the registration statement on Form S-4 of the
             Registrant, file no. 333-67043.

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     4.15    Amendment No. 1 to the Third Amended and Restated
             Stockholders' Agreement, dated as of November 20, 2000.
             Incorporated by reference to exhibit 4.6 of the Registrant's report on Form 8-K, dated November 20, 2000 and filed
             November 22, 2000.
     4.16    Amendment No. 2 to the Third Amended and Restated
             Stockholders' Agreement, dated as of December 14, 2000.
             Incorporated by reference to exhibit no. 4.16 to the
             registration statement on Form S-3 of the Registrant, file
             no. 333-45728.
     4.17    Warrant Agreement, dated as of November 20, 2000, between
             SpectraSite Holdings, Inc. and First Union National Bank, as
             Warrant Agent. Incorporated by reference to exhibit 4.5 of the Registrant's report on Form 8-K, dated November 20, 2000 and filed November 22, 2000.
    10.1     Employment Agreement with Stephen H. Clark. Incorporated by reference to exhibit no. 10.7 to the Registrant's
             registration statement on Form S-4, file no. 333-67043.
    10.2     Employment Agreement with David P. Tomick. Incorporated by reference to exhibit no. 10.8 to the Registrant's
             registration statement on Form S-4, file no. 333-67043.
    10.3     Employment Agreement with Richard J. Byrne. Incorporated by reference to exhibit no. 10.9 to the Registrant's
             registration statement on Form S-4, file no. 333-67043.
    10.4     Employment Agreement with Calvin J. Payne. Incorporated by referenced to exhibit 10.1 to the Registrant's report on
             Form 8-K, dated September 2, 1999 and filed September 17,
             1999.
    10.5     Employment Agreement with Timothy G. Biltz.
    10.6     Credit Agreement, dated as of February 22, 2001, by and
             among SpectraSite Communications, Inc., as Borrower; the
             Registrant, as a Guarantor; CIBC World Markets Corp. and
             Credit Suisse First Boston, as Joint Lead Arrangers and
             Bookrunners; CIBC World Markets Corp., Credit Suisse First
             Boston, Bank Of Montreal, Chicago Branch and TD Securities
             (USA) Inc., as Arrangers; Credit Suisse First Boston, as
             Syndication Agent; Bank Of Montreal, Chicago Branch and TD
             Securities (USA) Inc., as Co-Documentation Agents; Canadian
             Imperial Bank Of Commerce, as Administrative Agent and
             Collateral Agent; and the other credit parties party
             thereto.
    10.7     SpectraSite Holdings, Inc. Stock Incentive Plan.
             Incorporated by reference to the exhibit no. 10.16 to the
             Registrant's registration statement on Form S-4, file no.
             333-67043.
    10.8     SpectraSite Holdings, Inc. Employee Stock Purchase Plan.
             Incorporated by reference to the exhibit no. 10.17 to the
             Registrant's registration statement on Form S-4, file no.
             333-67043.
    10.9     Security & Subordination Agreement, dated as of April
             20,1999, with Nextel Communications, Inc. ("Nextel").
             Incorporated by reference to exhibit no. 10.32 to the
             Registrant's registration statement on Form S-4, file no.
             333-67043.
    10.10    Master Site Commitment Agreement, dated as of April 20,
             1999, with Nextel. Incorporated by reference to exhibit no.
             10.33 to the Registrant's registration statement on Form
             S-4, file no. 333-67043.
    10.11    Master Site Lease Agreement, dated as of April 20, 1999,
             with Nextel. Incorporated by reference to exhibit no. 10.34 to the Registrant's registration statement on Form S-4, file
             no. 333-67043.
    10.12    Agreement to Build to Suit by and among SBC Wireless, Inc., for itself and as agent for certain SBCW parties designated on the signatures page thereof, the Registrant and
             SpectraSite Communications, Inc. Incorporated by reference to Exhibit D of the SBC Agreement.
    21.1     Subsidiaries of the Registrant.
    23.1     Consent of Ernst & Young LLP.
    24.1     Powers of Attorney (included on the signature page to this report).

          (4) Reports on Form 8-K filed during the quarter ended December 31, 2000:

          An Item 5 report on Form 8-K/A, dated August 25, 2000, was filed on November 17, 2000 to (I) set forth certain details regarding (a) the agreement with SBC Communications, Inc. to lease approximately 3,900 communications towers from SBC, and (b) the agreement with Trimaran Fund II, L.L.C. pursuant to which Trimaran agreed to purchase
     4.0 million shares of SpectraSite Holdings' common stock at a price of $18.75 per share in a private placement exempt from the registration requirements of the Securities Act of 1933; and (II) to announce the receipt of a commitment letter from CIBC World Markets Corp. to provide approximately $1.2 billion pursuant to an amended and restated credit facility.

          An Item 5 report on Form 8-K, dated November 20, 2000, was filed on November 22, 2000 to announce (a) the completion of the private placement of $200 million aggregate principal amount of SpectraSite's 6 3/4% senior convertible notes due 2010 pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, and (b) the completion of the private sale of 4,000,000 shares of common stock to Trimaran Fund II, L.L.C. and certain other investors participating in the Trimaran investment program.

          An Item 5 report on Form 8-K/A, dated August 25, 2000, was filed on December 18, 2000 to announce (a) the initial closing on December 14, 2000 of the agreement with SBC Communications, Inc. to lease communications towers from SBC; and (b) the entering into an agreement to sell $200 million aggregate principal amount of SpectraSite's 12 1/2% senior notes due 2010 pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................  F-4
Consolidated Statement of Redeemable Convertible Preferred
  Stock and Shareholders' Equity (Deficiency) for the years
  ended December 31, 1998, 1999 and 2000....................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SpectraSite Holdings, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of SpectraSite Holdings, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraSite Holdings, Inc. and subsidiaries at December 31, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

February 16, 2001
Raleigh, North Carolina

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   37,778    $  552,653
  Accounts receivable, net of allowance of $1,530 and
     $3,585.................................................      31,785        92,487
  Costs and estimated earnings in excess of billings........      11,545        20,531
  Inventories...............................................       4,083         8,995
  Prepaid expenses and other................................       4,353        10,044
                                                              ----------    ----------
          Total current assets..............................      89,544       684,710
Property and equipment, net.................................     763,757     1,540,337
Goodwill and other intangible assets, net...................     307,197       570,749
Investments in affiliates...................................       3,706       177,117
Other assets................................................      55,749        81,192
                                                              ----------    ----------
          Total assets......................................  $1,219,953    $3,054,105
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   21,230    $   54,562
  Accrued and other expenses................................      16,942        45,227
  Billings in excess of costs and estimated earnings........       5,247        10,218
                                                              ----------    ----------
          Total current liabilities.........................      43,419       110,007
Long-term debt..............................................     202,527       200,812
Senior notes................................................          --       400,000
Senior convertible notes....................................          --       200,000
Senior discount notes.......................................     516,251       908,243
Other long-term liabilities.................................          --        10,243
                                                              ----------    ----------
          Total liabilities.................................     762,197     1,829,305
                                                              ----------    ----------
Shareholders' equity:
  Series A convertible preferred stock, $0.001 par value,
     3,462,830 and zero shares authorized and outstanding,
     stated at liquidation value............................      10,000            --
  Series B convertible preferred stock, $0.001 par value,
     7,000,000 and zero shares authorized and outstanding,
     stated at liquidation value............................      28,000            --
  Series C convertible preferred stock, $0.001 par value,
     60,286,795 and zero shares authorized and outstanding,
     stated at liquidation value............................     301,494            --
  Common stock, $0.001 par value, 300,000,000 shares
     authorized, 20,191,604 and 144,914,484 issued and
     outstanding, respectively..............................          20           145
  Additional paid-in-capital................................     230,546     1,492,845
  Accumulated other comprehensive income....................         192         1,922
  Accumulated deficit.......................................    (112,496)     (270,112)
                                                              ----------    ----------
          Total shareholders' equity........................     457,756     1,224,800
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,219,953    $3,054,105
                                                              ==========    ==========

                            See accompanying notes.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR            YEAR            YEAR
                                                           ENDED           ENDED           ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1998            1999            2000
                                                        ------------    ------------    ------------
Revenues:
  Site leasing........................................    $    656        $ 46,515       $ 116,476
  Network services....................................       8,142          53,570         230,432
                                                          --------        --------       ---------
          Total revenues..............................       8,798         100,085         346,908
                                                          --------        --------       ---------
Operating expenses:
  Cost of operations, excluding depreciation and
     amortization expense:
     Site leasing.....................................         299          17,825          46,667
     Network services.................................       2,492          36,489         176,247
  Selling, general and administrative expenses........       9,690          37,832          65,321
  Depreciation and amortization expense...............       1,268          37,976          96,734
  Non-cash compensation charges.......................          --             350           2,572
  Restructuring and non-recurring charges.............          --           7,727              --
                                                          --------        --------       ---------
          Total operating expenses....................      13,749         138,199         387,541
                                                          --------        --------       ---------
Operating loss........................................      (4,951)        (38,114)        (40,633)
                                                          --------        --------       ---------
Other income (expense):
  Interest income.....................................       3,569           8,951          28,391
  Interest expense....................................      (8,170)        (67,513)       (134,664)
  Other income (expense)..............................         473            (424)         (8,536)
                                                          --------        --------       ---------
          Total other income (expense)................      (4,128)        (58,986)       (114,809)
                                                          --------        --------       ---------
Loss before income taxes..............................      (9,079)        (97,100)       (155,442)
Income tax expense....................................          --             568           2,174
                                                          --------        --------       ---------
Net loss..............................................    $ (9,079)       $(97,668)      $(157,616)
                                                          ========        ========       =========
Loss applicable to common shareholders:
Net loss..............................................    $ (9,079)       $(97,668)      $(157,616)
Accretion of redemption value of preferred stock......      (2,156)           (760)             --
                                                          --------        --------       ---------
Net loss applicable to common shareholders............    $(11,235)       $(98,428)      $(157,616)
                                                          ========        ========       =========
Net loss per common share:
  Basic and diluted...................................    $ (11.98)       $ (12.48)      $   (1.31)
                                                          ========        ========       =========
Weighted average common shares outstanding:
  Basic and diluted...................................         938           7,886         120,731
                                                          ========        ========       =========

                            See accompanying notes.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF REDEEMABLE
       CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                         REDEEMABLE CONVERTIBLE
                                             PREFERRED STOCK
                                        -------------------------                 SHAREHOLDERS' EQUITY (DEFICIENCY)
                                        REDEEMABLE    REDEEMABLE    --------------------------------------------------------------
                                        CONVERTIBLE   CONVERTIBLE   CONVERTIBLE   CONVERTIBLE   CONVERTIBLE
                                         PREFERRED     PREFERRED     PREFERRED     PREFERRED     PREFERRED        COMMON STOCK
                                           STOCK         STOCK         STOCK         STOCK         STOCK      --------------------
                                         SERIES A      SERIES B      SERIES A      SERIES B      SERIES C       SHARES      AMOUNT
                                        -----------   -----------   -----------   -----------   -----------   -----------   ------
Balance at December 31, 1997..........   $ 10,500      $     --      $     --      $     --      $      --        931,753    $  1
Exercise of warrants..................         --            --            --            --             --        150,000      --
Issuance of preferred stock, net of
 stock issuance costs of $434.........         --        28,000            --            --             --             --      --
Accretion of redemption value.........        800         1,356            --            --             --             --      --
Repurchase of common stock............         --            --            --            --             --       (125,000)     --
Net loss..............................         --            --            --            --             --             --
                                         --------      --------      --------      --------      ---------    -----------    ----
Balance at December 31, 1998..........     11,300        29,356            --            --             --        956,753       1
Net loss..............................         --            --            --            --             --             --      --
Foreign currency translation
 adjustment...........................         --            --            --            --             --             --      --
Total comprehensive loss..............
Issuance of common stock, net of stock
 issuance costs of $6,714.............         --            --            --            --             --     19,234,851      19
Issuance of Series C preferred
 stock................................         --            --            --            --        301,494             --      --
Accretion of redemption value.........        200           560            --            --             --             --      --
Cancellation of redemption status of
 preferred stock......................    (11,500)      (29,916)       10,000        28,000             --             --      --
                                         --------      --------      --------      --------      ---------    -----------    ----
Balance at December 31, 1999..........         --            --        10,000        28,000        301,494     20,191,604      20
Net loss..............................         --            --            --            --             --             --      --
Foreign currency translation
 adjustment...........................         --            --            --            --             --             --      --
Unrealized holding gains arising
 during period........................         --            --            --            --             --             --      --
Total comprehensive loss..............
Issuance of common stock, net of stock
 issuance costs of $37,150............         --            --            --            --             --     53,973,255      54
Issuance of warrants..................         --            --            --            --             --             --      --
Non-cash compensation charges.........         --            --            --            --             --             --      --
Conversion of preferred stock to
 common stock.........................         --            --       (10,000)      (28,000)      (301,494)    70,749,625      71
                                         --------      --------      --------      --------      ---------    -----------    ----
Balance at December 31, 2000..........   $     --      $     --      $     --      $     --      $      --    144,914,484    $145
                                         ========      ========      ========      ========      =========    ===========    ====


                                                          SHAREHOLDERS' EQUITY (DEFICIENCY)
                                        ---------------------------------------------------------------------
                                                                      ACCUMULATED
                                        ADDITIONAL   COMPREHENSIVE       OTHER
                                         PAID-IN        INCOME       COMPREHENSIVE   ACCUMULATED
                                         CAPITAL        (LOSS)          INCOME         DEFICIT       TOTAL
                                        ----------   -------------   -------------   -----------   ----------
Balance at December 31, 1997..........  $    1,991                     $     --       $  (3,890)   $   (1,898)
Exercise of warrants..................          --                           --              --            --
Issuance of preferred stock, net of
 stock issuance costs of $434.........        (434)                          --              --          (434)
Accretion of redemption value.........      (1,557)                          --            (599)       (2,156)
Repurchase of common stock............          --                           --            (500)         (500)
Net loss..............................          --     $  (9,079)            --          (9,079)       (9,079)
                                        ----------     =========       --------       ---------    ----------
Balance at December 31, 1998..........          --                                      (14,068)      (14,067)
Net loss..............................          --     $ (97,668)            --         (97,668)      (97,668)
Foreign currency translation
 adjustment...........................          --           192            192              --           192
                                                       ---------
Total comprehensive loss..............                 $ (97,476)
                                                       =========
Issuance of common stock, net of stock
 issuance costs of $6,714.............     227,130                           --              --       227,149
Issuance of Series C preferred
 stock................................          --                           --              --       301,494
Accretion of redemption value.........          --                           --            (760)         (760)
Cancellation of redemption status of
 preferred stock......................       3,416                           --              --        41,416
                                        ----------                     --------       ---------    ----------
Balance at December 31, 1999..........     230,546                          192        (112,496)      457,756
Net loss..............................          --     $(157,616)            --        (157,616)     (157,616)
Foreign currency translation
 adjustment...........................          --       (14,946)       (14,946)             --       (14,946)
Unrealized holding gains arising
 during period........................          --        16,676         16,676              --        16,676
                                                       ---------
Total comprehensive loss..............                 $(155,886)
                                                       =========
Issuance of common stock, net of stock
 issuance costs of $37,150............     906,584                           --              --       906,638
Issuance of warrants..................      13,720                           --              --        13,720
Non-cash compensation charges.........       2,572                                                      2,572
Conversion of preferred stock to
 common stock.........................     339,423                           --              --            --
                                        ----------                     --------       ---------    ----------
Balance at December 31, 2000..........  $1,492,845                     $  1,922       $(270,112)   $1,224,800
                                        ==========                     ========       =========    ==========

                            See accompanying notes.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                             DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 2000
                                                             -----------------   -----------------   -----------------
OPERATING ACTIVITIES
Net loss...................................................      $ (9,079)           $(97,668)            (157,616)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation.............................................           712              31,967               65,368
  Amortization of goodwill and other intangibles...........           556               6,009               31,366
  Amortization of debt issuance costs......................           244               3,086                5,507
  Non-cash financing charge................................            --               9,000                   --
  Amortization of senior discount notes....................         7,689              43,558               92,018
  Non-cash compensation charges............................            --                 350                2,572
  Write-off of goodwill....................................            --               6,178                   --
  Equity in net loss of an affiliate.......................            --                 408                8,748
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable....................................        (1,451)             (8,535)             (57,738)
    Costs and estimated earnings in excess of billings.....            --              (4,240)             (13,608)
    Inventories............................................            --               1,526               (3,759)
    Prepaid expenses and other.............................          (923)             (4,024)              (8,179)
    Accounts payable.......................................           591              11,457               27,721
    Other current liabilities..............................          (213)             18,388               18,965
    Other, net.............................................          (473)                 95                   --
                                                                 --------            --------           ----------
        Net cash provided by (used in) operating
          activities.......................................        (2,347)             17,555               11,365
                                                                 --------            --------           ----------
INVESTING ACTIVITIES
Purchases of property and equipment........................       (26,598)           (644,778)            (658,283)
Acquisitions, net of cash acquired.........................        (1,989)           (128,414)            (224,518)
Issuance of note receivable................................            --                (500)                  --
Investment in affiliates...................................            --              (4,167)            (198,039)
Loan to affiliate..........................................            --              (2,875)              (4,850)
Purchases of investments...................................       (30,005)                 --                   --
Maturities of short-term investments.......................        15,350              15,414                   --
Repurchase of common stock.................................          (500)                 --                   --
Deposits on acquisitions...................................        (1,750)            (48,069)             (23,000)
Other, net.................................................           490                 164                   --
                                                                 --------            --------           ----------
        Net cash used in investing activities..............       (45,002)           (813,225)          (1,108,690)
                                                                 --------            --------           ----------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock..................        28,000             231,494                   --
Proceeds from issuance of common stock.....................            --               1,007              790,397
Stock issuance costs.......................................          (434)             (6,714)             (37,150)
Proceeds from issuance of long-term debt...................            --             200,000                   --
Proceeds from issuance of senior notes.....................            --                  --              395,926
Proceeds from issuance of senior convertible notes.........            --                  --              200,000
Proceeds from issuance of senior discount notes............       125,000             340,004              299,974
Debt issuance costs........................................        (4,836)            (29,307)             (35,526)
Repayment of note to shareholder and other debt............        (3,067)             (2,584)              (1,421)
                                                                 --------            --------           ----------
        Net cash provided by financing activities..........       144,663             733,900            1,612,200
                                                                 --------            --------           ----------
Net increase (decrease) in cash and cash equivalents.......        97,314             (61,770)             514,875
Cash and cash equivalents at beginning of period...........         2,234              99,548               37,778
                                                                 --------            --------           ----------
Cash and cash equivalents at end of period.................      $ 99,548            $ 37,778           $  552,653
                                                                 ========            ========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest.....................................      $    216            $  9,019           $   35,372
Cash paid for taxes........................................            --                  --                1,106
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Series C preferred stock issued for the purchase of
  property and equipment...................................      $     --            $ 70,000           $       --
Common stock issued for acquisitions and property and
  equipment................................................           224             217,855              167,004

                            See accompanying notes.

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

REVENUE RECOGNITION

     Site leasing revenues are recognized when earned. Fixed escalation clauses present in the lease agreements with the Company's customers are recognized on a straight-line basis over the term of the lease. Network service revenues from site selection, construction and construction management activities are derived under service contracts with customers which provide for billing on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of materials purchased for future construction not associated with specific jobs.

INVESTMENTS IN AFFILIATES

     An investment in an entity in which the Company owns more than 20% and up to 50% is accounted for using the equity method. Under the equity method, the investment is stated at cost plus the Company's equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in "Other income (expense)" in the accompanying consolidated statements of operations. An investment in an entity in which the Company owns less than 20% is accounted for using the cost method.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities are classified as "Other assets" and are stated at-fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in "Other income (expense)."

PROPERTY AND EQUIPMENT

     Property and equipment, including towers, are stated at cost less accumulated depreciation. The Company capitalizes costs incurred in bringing towers to an operational state. Direct costs related to the development and construction of towers, including interest, are capitalized and are included in construction in progress. Approximately $1.1 million and $5.2 million of interest was capitalized for the years ended December 31, 1999 and 2000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

GOODWILL

     The Company has classified as goodwill the cost in excess of fair value of net assets acquired in business combinations. Goodwill is being amortized on a straight-line basis over fifteen years. On an on going basis, the Company assesses the recoverability of its goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized cost of the assets and related goodwill over the remaining useful life. Goodwill determined to be unrecoverable based on future cash flows would be written-off in the period in which such determination is made.

DEBT ISSUANCE COSTS

     The Company capitalized costs relating to the issuance of long-term debt, senior notes, senior convertible notes and senior discount notes. The costs are amortized using the straight-line method over the term of the related debt.

INCOME TAXES

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents and the credit facility approximates fair value for these instruments. The estimated fair values of the senior notes, senior convertible notes and senior discount notes are based on the quoted market prices. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

                                                DECEMBER 31, 1999         DECEMBER 31, 2000
                                              ----------------------    ----------------------
                                              CARRYING       FAIR       CARRYING       FAIR
                                               AMOUNT        VALUE       AMOUNT        VALUE
                                              ---------    ---------    ---------    ---------
                                                               (IN THOUSANDS)
Cash and cash equivalents...................  $  37,778    $  37,778    $ 552,653    $ 552,653
Senior Notes................................         --           --     (400,000)    (380,500)
Senior Convertible Notes....................         --           --     (200,000)    (159,500)
Senior Discount Notes.......................   (516,251)    (445,361)    (908,243)    (730,448)
Credit Facility.............................   (200,000)    (200,000)    (200,000)    (200,000)

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Company has potential common stock equivalents related to its convertible notes, warrants and outstanding stock options and had potential common stock equivalents related to its convertible preferred stock until all such preferred stock converted into common stock in February 2000. These potential common stock equivalents were not included in diluted earnings per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

COSTS OF OPERATIONS

     Costs of operations for network services consist of direct costs incurred to provide the related services excluding depreciation and amortization expense. Costs of operations for site leasing consist of direct costs incurred to provide the related services including ground lease cost, tower maintenance and related real estate taxes. Costs of operations for site leasing does not include depreciation and amortization expense on the related assets.

SIGNIFICANT CUSTOMERS

     The Company's customer base consists of businesses operating in the wireless telecommunications industry. The Company's exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

     For the years ended December 31, 1999 and 2000, one customer, which is a significant stockholder of the Company, accounted for 35% and 25% of the Company's revenues, respectively. In 2000, a different customer accounted for 12% of the Company's revenues. In 1998, two different customers accounted for 47% and 24% of the Company's revenues.

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

STOCK OPTIONS

     The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to account for its employee stock options in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies that account for stock based compensation arrangements for their employees under APB No. 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) plan for the benefit of all its employees meeting specified eligibility requirements. The Company's expenses related to the plan are discretionary and totaled approximately $0.1 million, $0.1 million and $0.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 will be effective for the Company January 1, 2001. The Company currently does not have any derivative instruments that are impacted by SFAS 133 and does not expect adoption of SFAS 133 to have a material impact on the consolidated financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation. These reclassifications had no effect on net loss or shareholders' equity (deficiency) as previously reported.

2. LONG-LIVED ASSETS

     Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       --------    ----------
                                                           (IN THOUSANDS)
Towers...............................................  $723,075    $1,344,627
Equipment............................................     9,884        23,295
Land.................................................        --        15,468
Buildings............................................        --        17,427
Other................................................    17,496        29,847
                                                       --------    ----------
                                                        750,455     1,430,664
Less accumulated depreciation........................   (32,837)      (98,205)
                                                       --------    ----------
                                                        717,618     1,332,459
Construction in progress.............................    46,139       207,878
                                                       --------    ----------
Property and equipment, net..........................  $763,757    $1,540,337
                                                       ========    ==========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     Goodwill and other intangible assets consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Goodwill...............................................  $283,105    $543,653
Debt issuance costs....................................    34,151      73,751
                                                         --------    --------
                                                          317,256     617,404
Less accumulated amortization..........................   (10,059)    (46,655)
                                                         --------    --------
                                                         $307,197    $570,749
                                                         ========    ========

3. DEBT

     Debt consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       --------    ----------
                                                           (IN THOUSANDS)
Credit facility......................................  $200,000    $  200,000
10 3/4% Senior Notes Due 2010........................        --       200,000
12 1/2% Senior Notes Due 2010........................        --       200,000
6 3/4% Senior Convertible Notes Due 2010.............        --       200,000
12% Senior Discount Notes Due 2008, net of
  discount...........................................   149,137       167,517
11 1/4% Senior Discount Notes Due 2009, net of
  discount...........................................   367,114       409,451
12 7/8% Senior Discount Notes Due 2010, net of
  discount...........................................        --       331,275
Other long-term debt.................................     3,128         1,148
                                                       --------    ----------
                                                        719,379     1,709,391
Less current portion.................................      (601)         (336)
                                                       --------    ----------
Long-term debt, less current portion.................  $718,778    $1,709,055
                                                       ========    ==========

CREDIT FACILITY

     In April 1999 in connection with the acquisition of communications towers from Nextel Communications, Inc. ("Nextel"), SpectraSite Communications, Inc. ("Communications"), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. The credit facility consists of a $50.0 million revolving credit facility that, subject to the satisfaction of certain financial covenants, may be drawn at any time up to December 31, 2005, at which time all amounts drawn under the revolving credit facility must be paid in full; a $300.0 million multiple draw term loan that may be drawn at any time through March 31, 2002, which requires that the amount drawn be repaid in quarterly installments commencing on June 30, 2002 and ending on December 31, 2005; and a $150.0 million term loan that was drawn in full at the closing of the Nextel tower acquisition and that amortizes at a rate of 1.0% annually, payable in quarterly installments beginning on June 30, 2002 through December 31, 2005, $67.5 million on March 31, 2006 and the balance due on June 30, 2006.

     The revolving credit loans and the multiple draw term loans will bear interest, at the Company's option, at either Canadian Imperial Bank of Commerce's base rate plus an applicable margin of 1.5% per annum initially or the reserve adjusted London Interbank Offered Rate plus an applicable margin of 3.0% per annum initially. After a period of time, the margin may decrease based on a leverage ratio.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     The term loan bears interest, at the Company's option, at either Canadian Imperial Bank of Commerce's base rate plus 2.0% per annum or the reserve adjusted London Interbank Offered Rate plus 3.5% per annum. After a period of time, the margin may decrease based on a leverage ratio.

     Communications will be required to pay a commitment fee of between 1.25% and 0.50% per annum in respect of the undrawn portion of the multiple draw term loan, depending on the amount undrawn. The Company is required to pay a commitment fee of 0.50% per annum in respect of the undrawn portion of the revolving credit facility.

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

     The credit facility contains a number of covenants that, among other things, restrict the Company's ability to incur additional indebtedness; create liens on assets; make investments, make acquisitions, or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. Communications, however, is permitted to pay dividends, for the purpose of paying interest on the senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment.

     In addition, the credit facility requires compliance with certain financial covenants, including requiring Communications and its subsidiaries, on a consolidated basis, to maintain a maximum permitted ratio of total debt to annualized EBITDA; a minimum interest coverage ratio; a minimum fixed charge coverage ratio; and a minimum annualized EBITDA, for the first year only.

12 7/8% SENIOR DISCOUNT NOTES DUE 2010 (THE "12 7/8% DISCOUNT NOTES") AND 10 3/4% SENIOR NOTES DUE 2010 (THE "10 3/4 % SENIOR NOTES")

     On March 10, 2000, SpectraSite issued $559.8 million aggregate principal amount at maturity of its 12 7/8% Discount Notes for gross proceeds of $300.0 million and $200.0 million aggregate principal amount of its 10 3/4% Senior Notes. The 12 7/8% Discount Notes will not pay any interest until March 15, 2005, at which time semi-annual interest payments will commence and become due on each March 15 and September 15 thereafter. Semi-annual interest payments for the 10 3/4% Senior Notes are due on each March 15 and September 15 and commenced on September 15, 2000.

     After March 15, 2005, the Company may redeem all or a portion of the 12 7/8% Discount Notes and the 10 3/4% Senior Notes at specified redemption prices, plus accrued and unpaid interest. On one or more occasions prior to March 15, 2003, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 12 7/8% Discount Notes and the 10 3/4% Senior Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112.875% and 110.750%, respectively, of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 12 7/8% Discount Notes and the 10 3/4% Senior Notes that restrict the Company's ability to incur additional indebtedness and make certain payments, among other things.

12 1/2% SENIOR NOTES DUE 2010 (THE "12 1/2% SENIOR NOTES")

     On December 20, 2000, SpectraSite issued $200.0 million aggregate principal amount at maturity of 12 1/2% Senior Notes for proceeds of $195.9 million, net of original issue discount of $4.1 million. Semi-annual interest payments for the 12 1/2% Senior Notes are due on each May 15 and November 15, commencing on

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

May 15, 2001. After November 15, 2005, the Company may redeem all or a portion of the 12 1/2% Senior Notes at specified redemption prices, plus accrued and unpaid interest. On one or more occasions prior to November 15, 2003, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 12 1/2% Senior Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112.5% of the principal amount on the redemption date. The Company is required to comply with certain covenants under the terms of the 12 1/2% Senior Notes that restrict the Company's ability to incur additional indebtedness and make certain payments, among other things.

6 3/4% SENIOR CONVERTIBLE NOTES DUE 2010 (THE "6 3/4% CONVERTIBLE NOTES")

     On November 20, 2000, SpectraSite issued $200.0 million aggregate principal amount of 6 3/4% Convertible Notes. Semi-annual interest payments for the 6 3/4% Convertible Notes are due on each May 15 and November 15, commencing on May 15, 2001. The 6 3/4% Convertible Notes may be converted into common stock at any time on or before November 15, 2010 at a conversion price of $21.5625 per share, subject to adjustment. After November 20, 2003, the Company may redeem all or a portion of the 6 3/4% Convertible Notes at specified redemption prices together with accrued interest.

12% SENIOR DISCOUNT NOTES DUE 2008 (THE "12% DISCOUNT NOTES")

     On June 23, 1998, the Company issued $225.2 million aggregate principal amount at maturity of 12% Discount Notes for gross proceeds of $125.0 million. The 12% Discount Notes will not pay any interest until July 15, 2003, at which time semi-annual interest payments will commence and become due on each January 15 and July 15 thereafter. After July 15, 2003, the Company may redeem all or a portion of the 12% Discount Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to July 15, 2001, the Company may redeem up to 25% of the aggregate principal amount at maturity of the 12% Discount Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 12% Discount Notes that restrict the Company's ability to incur indebtedness, make certain payments and issue preferred stock among other things.

11 1/4% SENIOR DISCOUNT NOTES DUE 2009 (THE "11 1/4% DISCOUNT NOTES")

     On April 13, 1999, the Company issued $586.8 million aggregate principal amount at maturity of 11 1/4% Discount Notes for gross proceeds of $340.0 million. The 11 1/4% Discount Notes will not pay any interest until April 15, 2004, at which time semi-annual interest payments will commence and become due on each April 15 and October 15 thereafter. After April 15, 2004, the Company may redeem all or a portion of the 11 1/4% Discount Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to April 15, 2002, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 11 1/4% Discount Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 111.25% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 11 1/4% Discount Notes that restrict the Company's ability to incur additional indebtedness, make certain payments and issue preferred stock, among other things.

OTHER LONG-TERM DEBT

     In connection with the acquisition of Westower Corporation ("Westower"), the Company assumed certain long-term obligations of the acquired entity. Substantially all of Westower's outstanding long-term obligations were repaid prior to the acquisition, with the remaining unpaid obligations payable in monthly installments through 2004.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

4. CONVERTIBLE VOTING PREFERRED STOCK AND SHAREHOLDERS' EQUITY

CONVERTIBLE VOTING PREFERRED STOCK

     At December 31, 1998, SpectraSite had mandatorily redeemable convertible preferred stock consisting of Series A and Series B cumulative redeemable preferred stock, each with a $0.001 par value, 10,462,830 shares authorized in the aggregate and 3,462,830 and 7,000,000 shares issued and outstanding, respectively. In connection with closing the Nextel tower acquisition in April 1999, provisions for dividends and redemption were eliminated with respect to the Series A and Series B preferred stock. Previously accrued dividends have been eliminated, and the outstanding balances have been reclassified as convertible preferred stock in shareholders' equity in the balance sheet as of December 31, 1999. In connection with closing the Nextel tower acquisition, SpectraSite sold 46,286,795 million shares of Series C preferred stock at a price of $5.00 per share. In addition, Nextel received 14,000,000 shares of Series C preferred stock. At December 31, 1999, SpectraSite had 60,286,795 of $0.001 par value Series C shares authorized, issued and outstanding. Each share of Series A, B and C preferred stock was convertible into one share of common stock and entitled the holder to vote on an as-converted basis with holders of common stock. Contemporaneously with the closing of an underwritten public offering of common stock, the outstanding shares of Series A, B and C preferred stock automatically converted to common stock on February 4, 2000.

     On November 16, 2000, SpectraSite's shareholders authorized the issuance of 40,000,000 shares of preferred stock for such times, for such purposes and for such consideration as the Board of Directors may determine. No preferred stock had been issued at December 31, 2000.

COMMON STOCK AND WARRANTS

     On February 4, 2000, SpectraSite completed an underwritten public offering of 25,645,000 shares of common stock for net proceeds of approximately $411.3 million. As a result of the offering, all outstanding shares of Series A, B and C preferred stock automatically converted to common stock on a share-for-share basis.

     On July 28, 2000, SpectraSite completed an underwritten public offering of 11,000,000 shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1,650,000 shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

     On November 20, 2000, SpectraSite completed a private placement of 4,000,000 shares of common stock for proceeds of $75.0 million. In addition, the purchasing shareholders received warrants to purchase an additional 1,500,000 shares of common stock. The warrants are immediately exercisable; the exercise price for 600,000 shares is $21.56 per share, the exercise price for 450,000 shares is $23.86 per share and the exercise price for the remaining 450,000 shares is $28.00 per share.

     During September and October 1998, 150,000 shares of common stock were issued in connection with the exercise of common stock warrants at a price of $0.001 per share.

STOCK OPTIONS

     During 1997, the Company adopted a stock option plan which provides for the purchase of common stock by key employees, directors, advisors and consultants of the Company. The maximum number of shares which may be issued under the plan, as amended, may not exceed 20,000,000 shares. Stock options are granted under various stock option agreements. Each stock option agreement contains specific terms.

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

     In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1998, 1999 and 2000: dividend yield of 0.0%; volatility of .70; risk free interest rate of 6.0% to 5.0%; and expected option lives of 7 years. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been $9.5 million and $12.44 for the year ended December 31, 1998, $100.9 million and $12.80 for the year ended December 31, 1999 and $169.2 million and $1.40 for the year ended December 31, 2000.

     Option activity under the Company's plans is summarized below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding at December 31, 1997......................     884,700     $ 2.89
Granted...............................................     842,000       3.33
Exercised.............................................          --         --
Canceled..............................................    (158,800)      2.92
                                                        ----------
Outstanding at December 31, 1998......................   1,567,900       3.12
Granted...............................................   2,705,810       5.32
Exercised.............................................    (200,006)      2.52
Canceled..............................................    (271,670)      3.41
Options assumed in Westower acquisition...............   1,921,757       8.62
                                                        ----------
Outstanding at December 31, 1999......................   5,723,791       6.02
Granted...............................................   7,962,616      12.56
Exercised.............................................  (2,182,968)      5.74
Canceled..............................................    (791,227)     10.35
Options assumed in Apex acquisition...................     191,359       3.58
                                                        ----------
Outstanding at December 31, 2000......................  10,903,571      10.48
                                                        ==========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     There were 185,475, 1,765,666 and 1,657,237 options exercisable under the stock option plan at December 31, 1998, 1999 and 2000, respectively.

                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                 --------------------------------------------   -------------------------
                                      WEIGHTED       WEIGHTED                    WEIGHTED
                     NUMBER           AVERAGE        AVERAGE        NUMBER       AVERAGE
                  OUTSTANDING        REMAINING       EXERCISE    EXERCISABLE     EXERCISE
EXERCISE PRICES  AS OF 12/31/00   CONTRACTUAL LIFE    PRICE     AS OF 12/31/00    PRICE
---------------  --------------   ----------------   --------   --------------   --------
$ 2.89 - $ 5.00     2,726,114           8.02          $ 4.63        776,257       $ 4.44
$ 7.40 - $10.56     3,633,764           8.97           10.29        565,319         9.63
$10.98 - $13.47     2,812,320           9.63           12.16        266,186        12.28
$13.69 - $22.22     1,731,373           9.41           17.39         49,475        14.36
                   ----------                                     ---------
$ 2.89 - $22.22..   10,903,571          8.97           10.48      1,657,237         7.84
                   ==========                                     =========

     The weighted average remaining contractual life of the stock options outstanding was 9.98 years, 8.81 years and 8.97 years at December 31, 1998, 1999 and 2000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     In August 1999, SpectraSite adopted the SpectraSite Holdings, Inc. Employee Stock Purchase Plan. The board of directors has reserved and authorized one million shares of common stock for issuance under the plan. Eligible employees may purchase a number of shares of common stock equal to the total dollar amount contributed by the employee to a payroll deduction account during each six-month offering period divided by the purchase price per share. The price of the shares offered to employees under the plan will be 85% of the lesser of the fair market value at the beginning or end of each six-month offering period. SpectraSite initiated the first offering period on September 1, 2000.

STOCK RESERVED FOR FUTURE ISSUANCE

     The Company has reserved shares of its authorized shares of common stock for future issuance as follows:

                                                             AS OF
                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Outstanding stock options...............................   10,903,571
Outstanding warrants....................................    1,500,000
Outstanding senior convertible notes....................    9,275,362
Possible future issuance under stock option plans.......    6,463,455
Employee stock purchase plan............................    1,000,000
                                                           ----------
          Total.........................................   29,142,388
                                                           ==========

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

5. LEASES

OPERATING LEASES FROM OTHERS

     The Company leases land ("ground leases"), office space and certain office equipment under noncancelable operating leases. Ground leases are generally for terms of five years and are renewable at the option of the Company. Rent expense was approximately $0.6 million, $17.9 million and $32.9 million for the years ended December 31, 1998, 1999 and 2000 respectively. The future minimum lease payments for these leases are as follows:

                                                             AS OF
                                                          DECEMBER 31,
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
2001...................................................     $ 54,736
2002...................................................       48,369
2003...................................................       39,820
2004...................................................       29,977
2005...................................................       14,116
Thereafter.............................................       69,671
                                                            --------
          Total........................................     $256,689
                                                            ========

ANTENNA SPACE LEASED TO OTHERS

     The Company currently leases antenna space on multi-tenant towers to a variety of wireless service providers under non-cancelable operating leases. The tenant leases are generally for initial terms of five years and include options for renewal. The approximate future minimum rental income under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                             AS OF
                                                          DECEMBER 31,
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
2001...................................................     $168,613
2002...................................................      165,197
2003...................................................      161,649
2004...................................................      137,918
2005...................................................       49,241
Thereafter.............................................      186,248
                                                            --------
          Total........................................     $868,866
                                                            ========

6. INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998     1999      2000
                                                              -----    -----    -------
                                                                   (IN THOUSANDS)
Current:
  State.....................................................   $--     $ 40     $  663
  Foreign...................................................    --      528      1,511
                                                               ---     ----     ------
          Total provision for income taxes..................   $--     $568     $2,174
                                                               ===     ====     ======

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Federal income tax benefit at statutory rate................  (35.0)%  (35.0)%  (35.0)%
Foreign tax rate differential...............................     --      0.6%     0.1%
Non-deductible goodwill amortization........................     --      2.0%     4.1%
Non-deductible interest expense.............................    5.8%     0.5%     0.1%
State taxes.................................................     --       --      1.0%
Non-cash compensation charges...............................     --       --      0.6%
Change in valuation allowance...............................   29.2%    32.5%    30.5%
                                                              -----    -----    -----
Effective income tax rate...................................     --%     0.6%     1.4%
                                                              =====    =====    =====

     The components of net deferred taxes are as follows:

                                                            AS OF DECEMBER 31,
                                                      -------------------------------
                                                       1998        1999        2000
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Deferred tax assets:
Tax loss carryforwards..............................  $ 1,038    $ 15,600    $ 39,326
Accreted interest on senior discount notes..........    2,978      19,730      56,077
Accrued liabilities.................................       --       1,920       1,920
Bad debt reserves...................................       --          --       1,416
Depreciation........................................       41       1,760          --
                                                      -------    --------    --------
          Total gross deferred tax assets...........    4,057      39,010      98,739
Valuation allowance.................................   (4,057)    (39,010)    (98,739)
                                                      -------    --------    --------
          Total net deferred tax assets.............  $    --    $     --    $     --
                                                      =======    ========    ========

     The Company has a federal net operating loss carryforward of approximately $100.3 million that begins to expire in 2012. Also, the Company has state tax loss carryforwards of $94.5 million that expire beginning in 2002. Based on the Company's history of losses to date, management has provided a valuation allowance to fully offset the Company's deferred tax assets.

     The Company receives an income tax deduction related to stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The amount of these benefits generated during 2000 was approximately $4.4 million. The Company has provided a 100% valuation reserve against this asset as of December 31, 2000. The benefits resulting from these deductions will be credited directly to shareholders' equity when realized.

7. RELATED PARTY TRANSACTIONS

     On April 20, 1999, in connection with the Nextel tower acquisition, affiliates of three significant stockholders received an aggregate of two million shares of SpectraSite's common stock valued at $9.0 million as consideration for financing commitments made in connection with the Nextel tower acquisition. Affiliates of each entity are members of the Company's board of directors.

     Affiliates of a financial institution which owns 7% of the Company's common stock, have provided, and may continue to provide, investment banking services to the Company. One affiliate of the financial institution is acting as agent and lender under the Company's credit facility and receives customary fees for the performance of these activities. In addition, the affiliate was an initial purchaser of the 12% Discount Notes,

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES the 11 1/4% Discount Notes, the 10 3/4% Senior Notes, the 12 7/8% Discount Notes and the 12 1/2% Senior Notes and was an underwriter of the Company's public offerings of common stock in February and July 2000. The Company has $200 million outstanding under the credit facility at December 31, 2000.

     Certain investors participating in an investment group are also affiliates of the financial institution discussed above. In November 2000, this investment group purchased 4.0 million shares of the Company's common stock in a private placement at a purchase price of $18.75 per share and received warrants to purchase 1.5 million shares of common stock at exercise prices ranging from $21.56 per share to $28.00 per share.

     The Company has loans to officers totaling $0.8 million and $1.9 million at December 31, 1999 and 2000, respectively. These loans are secured by shares of SpectraSite stock or by shares of common stock to be issued to the officer upon the exercise of options. The loans bear interest at the applicable federal rate under the Internal Revenue Code ranging from 5.36% to 5.82% and have maturities ranging from August 2002 to September 2004. The Company had interest income of $15,000 and $111,000 from amounts outstanding under the loans in 1999 and 2000, respectively.

     The Company has a revolving loan arrangement with an affiliate under which the affiliate may borrow up to $14.4 million. The loan accrues interest at 12% and is collateralized by property, equipment, investments, contracts and other assets of the affiliate. The affiliate owed $2.9 million and $7.8 million to the Company under the loan at December 31, 1999 and 2000, respectively. The Company had interest income of $0.1 million and $0.6 million from amounts outstanding under the loan in 1999 and 2000.

8. INVESTMENTS IN AFFILIATES

     On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom. On June 8, 2000, the Company completed a joint venture with Lattice Group, the former arm of BG Group plc which runs Britain's natural gas network. The Company and Lattice Group each own 50% of the joint venture. Lattice Group transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company provided intellectual property and wireless network development skills. The Company contributed $164.1 million in cash to be used for future developments and possible acquisitions. The Company also contributed Ample Design to the joint venture. The fair value of assets acquired exceeded the cost of the investment by $10.5 million which is being amortized on a straight-line basis over 15 years in "Other income (expense)." At December 31, 2000, the carrying value of the investment was $168.6 million.

9. ACQUISITION ACTIVITY

     General -- The acquisitions consummated during 1998, 1999 and 2000 have been accounted for using the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally tangible and intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets and is being amortized on a straight-line basis over 15 years. For certain acquisitions, the financial statements reflect the preliminary allocation of purchase price as the appraisals of the assets and liabilities acquired have not been finalized. The Company does not expect any changes in goodwill or in depreciation and amortization as a result of such appraisals to be material to the consolidated financial statements. The operating results of these acquisitions have been included in the Company's consolidated results of operations from the date of acquisition.

     2000 Acquisitions -- During the year ended December 31, 2000, the Company consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES price of $765.1 million, including the issuance of approximately 9.2 million shares of the Company's common stock valued at $165.0 million. The purchase price also includes the issuance of 191,465 options to purchase the Company's common stock at a price of $3.58 per share. These options were valued at $2.0 million using the Black-Scholes option pricing model. The principal transactions were as follows:

     Apex transaction -- On January 5, 2000, the Company acquired Apex Site Management Holdings, Inc. in a merger transaction for 4.5 million shares of SpectraSite's common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share. SpectraSite also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

     ITI transaction -- On January 28, 2000, the Company acquired substantially all of the assets of International Towers Inc. and its subsidiaries ("ITI"), including S&W Communications Inc. ITI owned a broadcast tower manufacturing facility and, through S&W Communications, provided integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. The Company paid $5.4 million and issued 350,000 shares of SpectraSite's common stock, valued at $7.1 million, in connection with this acquisition. During the fourth quarter of 2000, the Company recorded adjustments to ITI goodwill due to the finalization of appraisals of assets which resulted in a decrease to fourth quarter costs of network services operations of $1.2 million.

     AirTouch transaction -- On February 17, 2000, the Company entered into an agreement with AirTouch Communications and several of its affiliates, under which it agreed to lease or sublease approximately 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the master sublease, the Company deposited $23.0 million into escrow. Under the terms of the agreement and the master sublease, the Company will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. The Company also has the right to lease available tower space to co-location tenants in specified situations. In addition, the Company entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, the Company will develop and construct locations for wireless communications towers on real property designated by AirTouch.

     The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing occurring on February 15, 2001. At each respective closing, the Company paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, the Company subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company on the date of the final closing.

     Lodestar transaction -- On May 18, 2000, the Company acquired Lodestar Towers, Inc. for approximately $178.6 million in cash. As of May 18, 2000, Lodestar owned 110 wireless towers and 11 broadcast towers, and managed an additional 120 wireless towers and 10 broadcast towers.

     Pegasus acquisition -- On July 17, 2000, the Company acquired 11 broadcast towers from Pegasus Communications for approximately 1.4 million shares of common stock valued at $37.5 million. Under the agreement, the Company will build up to five new digital television towers for Pegasus in the 12 months following closing.

     GOCOM acquisition -- On August 24, 2000, the Company acquired 12 broadcast towers and 14 other communications towers from GOCOM Holdings, LLC and its subsidiaries for $28.2 million in cash.

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     SBC transaction -- On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million in shares of common stock, subject to adjustment, valued at $325.0 million. The Company will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, the Company entered into a five-year exclusive build-to-suit agreement with SBC under which it will develop and construct substantially all of SBC's new towers during the term of the agreement. The SBC transaction will close in stages and the initial closing occurred on December 14, 2000. The initial closing involved 739 towers, for which the company paid $175.0 million in cash and issued 2.5 million shares of common stock valued at $57.9 million. On February 1, 2001, the Company subleased 163 towers, for which the Company paid $41.8 million in cash and issued 0.6 million shares of common stock valued at $14.0 million. At each closing, the Company will make a pro rata payment of cash and stock to SBC for the actual towers subleased. The Company expects the final closing to occur in the first quarter of 2002.

     Nextel acquisitions -- As discussed below, during 1999, the Company entered into a master site commitment agreement with certain of Nextel's subsidiaries. During 2000, the Company acquired 479 wireless communications towers from Nextel and its controlled affiliates under this agreement for a total purchase price of $86.9 million in cash.

     U.S. RealTel transaction -- On December 8, 2000, the Company purchased substantially all of the United States assets and operations of U.S. RealTel, Inc. for a purchase price of $16.5 million in cash. U.S. RealTel is an international provider of rooftop and in-building telecommunication access.

     1999 Acquisitions -- During the year ended December 31, 1999, the Company consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $972.4 million, including the issuance of approximately 16.0 million shares of the Company's common stock valued at $211.0 million. In addition, this purchase price includes
14.0 million shares of Series C preferred stock and 1.7 million options to purchase the Company's common stock valued at $70.0 million and $7.4 million, respectively. The principal 1999 transactions were as follows:

     Nextel transaction -- In April 1999, the Company purchased 2,000 communications towers from Nextel for $560.0 million in cash and 14 million shares of Series C preferred stock valued at $70.0 million, which represented approximately 18% of all the Company's outstanding capital stock at that time. Of the total consideration paid to Nextel, $45.0 million has been allocated as a deposit relating to this commitment. The Company used $150.0 million of borrowings under a $500.0 million committed credit facility, $340.0 million from the proceeds of the 11 1/4% Discount Notes and $231.4 million from the sale of Series C preferred stock to fund the cash purchase price and to pay related fees and expenses. In addition, SpectraSite and certain of Nextel's subsidiaries entered into a master site commitment agreement under which Nextel and its controlled affiliates will offer SpectraSite exclusive opportunities, under specific terms and conditions, relating to the construction or purchase of, or co-location on, 1,700 additional communications sites. These sites will then be leased by subsidiaries of Nextel under the terms of the master site lease agreement. If the number of new sites leased is less than the agreed upon number as of particular dates, Nextel has agreed to make payments to SpectraSite. The master site commitment agreement also gives SpectraSite a right of first refusal to acquire any towers that Nextel or certain affiliates desire to sell. During 1999, the Company purchased 148 towers under the master site commitment agreement for a purchase price of $28.5 million in cash.

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

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

     Westower transaction -- In September 1999, the Company consummated a merger with Westower. Under the terms of the merger agreement, Westower shareholders received 1.81 shares of SpectraSite common stock for each share of Westower common stock. In the aggregate, SpectraSite exchanged 15.5 million shares of its common stock valued at $205.6 million for 8.6 million shares of Westower common stock and assumed $81.5 million of debt. The Company repaid $72.2 million of such assumed debt at closing. In addition, the Company assumed the outstanding Westower employee stock options, which were converted into options to purchase
1.7 million shares of SpectraSite's common stock.

     Stainless transaction -- On December 30, 1999, SpectraSite acquired Stainless, Inc., formerly a wholly-owned subsidiary of Northwest Broadcasting, L.P., for $40.0 million in cash. Stainless provides engineering, fabrication and other services in connection with the erection of towers used for television broadcast companies.

     1998 Acquisitions -- During the year ended December 31, 1998, the Company consummated transactions involving the acquisition of various communications sites and service providers for a purchase price of $15.7 million in cash.

     Unaudited Pro Forma Operating Results -- The following unaudited pro forma summary presents the consolidated results of operations as if all business combinations, including Apex, ITI, Lodestar, U.S. RealTel, Westower and Stainless, had occurred as of January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1999          2000
                                                       ----------    ----------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Total revenues.......................................  $ 235,924     $ 359,991
Net loss.............................................   (148,957)     (169,562)
Basic and diluted net loss per common share..........  $   (5.44)    $   (1.40)

10. BUSINESS SEGMENTS

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

                                                SITE        NETWORK
                                              LEASING       SERVICES       OTHER         TOTAL
                                             ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenues...................................  $  116,476     $230,432     $       --    $  346,908
Income (loss) before income taxes..........      61,878       30,906       (248,226)     (155,442)
Assets.....................................   1,588,504      137,571      1,328,030     3,054,105
YEAR ENDED DECEMBER 31, 1999
Revenues...................................  $   46,515     $ 53,570     $       --    $  100,085
Income (loss) before income taxes..........      28,661        7,915       (133,676)      (97,100)
Assets.....................................     756,442       60,149        403,362     1,219,953
YEAR ENDED DECEMBER 31, 1998
Revenues...................................  $      656     $  8,142     $       --    $    8,798
Income (loss) before income taxes..........         357        5,650        (15,086)       (9,079)
Assets.....................................      25,865           --        136,081       161,946

     Net revenues were located in geographic areas as follows:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
United States..........................................  $ 90,984    $308,600
Canada.................................................    13,794      48,404
Eliminations...........................................    (4,693)    (10,096)
                                                         --------    --------
Consolidated net revenues..............................  $100,085    $346,908
                                                         ========    ========

     Long-lived assets were located in geographic areas as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
                                                           (IN THOUSANDS)
United States.......................................  $1,065,256    $2,129,235
United Kingdom......................................          --       168,594
Canada..............................................      65,153        57,488
Mexico..............................................          --        14,078
                                                      ----------    ----------
Consolidated long-lived assets......................  $1,130,409    $2,369,395
                                                      ==========    ==========

11. SUBSEQUENT EVENTS (UNAUDITED)

     On February 22, 2001, the Company completed an amended and restated credit agreement increasing its senior credit facility from $500.0 million to $1.3 billion. The facility consists of a $350 million revolving credit facility and $950 million in term loans. The new credit facility will be used to provide financing for previously announced transactions, including the Company's acquisition of sub-lease rights to more than 3,900 wireless communication towers from SBC Communications, Inc., for capital expenditures related to the construction of new wireless towers and for general corporate purposes. At the date of the closing of the agreement, the

                  SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

Company borrowed an additional $300.0 million under the facility and incurred approximately $20.0 million in origination fees.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended December 31, 1999 and 2000 is as follows:

                                                              THREE MONTHS ENDED
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues....................................  $ 75,237    $ 77,783      $ 90,484       $103,404
Gross profit(1).............................   (10,980)    (11,353)       (9,240)        (9,060)
Net loss....................................   (32,495)    (38,434)      (40,880)       (45,807)
Net loss per common share, basic and
  diluted...................................  $  (0.38)   $  (0.31)     $  (0.31)      $  (0.33)
1999
Revenues....................................  $  2,955    $ 14,382      $ 26,080       $ 56,668
Gross profit(1).............................    (1,280)     (6,037)      (10,763)       (12,307)
Net loss....................................    (4,517)    (27,499)      (34,500)       (31,152)
Net loss per common share, basic and
  diluted...................................  $  (5.51)   $  (9.70)     $  (4.21)      $  (1.59)

---------------
(1) Represents revenues less operating expenses excluding restructuring and other non-recurring charges.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpectraSite Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cary, State of North Carolina, on March 20, 2001.

                                          SPECTRASITE HOLDINGS, INC.

                                          By:     /s/ STEPHEN H. CLARK
                                            ------------------------------------
                                                      Stephen H. Clark
                                             President, Chief Executive Officer
                                                         and Director

     Spectrasite Holdings, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints Stephen H. Clark and David P. Tomick, and either of them, with full power to act without the other, such person's true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or either of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of SpectraSite Holdings, Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ STEPHEN H. CLARK                     President, Chief Executive     March 20, 2001
-----------------------------------------------------       Officer and Director
                  Stephen H. Clark                      (Principal Executive Officer)

                 /s/ DAVID P. TOMICK                    Executive Vice President and    March 20, 2001
-----------------------------------------------------      Chief Financial Officer
                   David P. Tomick                      (Principal Financial Officer)

                 /s/ CALVIN J. PAYNE                           Executive Vice           March 20, 2001
-----------------------------------------------------      President -- Design and
                   Calvin J. Payne                        Construction and Director

                 /s/ DANIEL I. HUNT                       Vice President -- Finance     March 20, 2001
-----------------------------------------------------        and Administration
                   Daniel I. Hunt                      (Principal Accounting Officer)

               /s/ LAWRENCE B. SORREL                     Chairman of the Board of      March 20, 2001
-----------------------------------------------------             Directors
                 Lawrence B. Sorrel

               /s/ THOMAS E. MCINERNEY                            Director              March 20, 2001
-----------------------------------------------------
                 Thomas E. McInerney

               /s/ TIMOTHY M. DONAHUE                             Director              March 20, 2001
-----------------------------------------------------
                 Timothy M. Donahue

                /s/ MICHAEL J. PRICE                              Director              March 20, 2001
-----------------------------------------------------
                  Michael J. Price

                /s/ MICHAEL R. STONE                              Director              March 20, 2001
-----------------------------------------------------
                  Michael R. Stone

               /s/ STEVEN M. SHINDLER                             Director              March 20, 2001
-----------------------------------------------------
                 Steven M. Shindler