Form 10-Q
period 2001-03-31
SPECTRASITE HOLDINGS INC
filed 2001-05-11
CIK 1072048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from                   to
                                     ------------------  ---------------


                         COMMISSION FILE NUMBER: 0-27217


                           SPECTRASITE HOLDINGS, INC.
                (Name of registrant as specified in its charter)

          DELAWARE                        4899                     56-2027322
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

(2) has been subject to such filing requirements for the past 90 days.


                                   YES X No
                                      ---  ---



As of May 1, 2001, the registrant had only one outstanding class of common stock, of which there were 148,839,696 shares outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION

        ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
        at March 31, 2001 (unaudited) and December 31, 2000...........................3

        Unaudited Condensed Consolidated Statements of Operations
        for the three months ended March 31, 2001 and 2000............................4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2001 and 2000............................5

        Notes to the Unaudited Condensed Consolidated Financial Statements............6

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................10

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK.............................................................13

PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS....................................................14

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................14

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................14

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

        ITEM 5 - OTHER INFORMATION....................................................14

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................15

        SIGNATURES....................................................................17

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     At March 31, 2001 and December 31, 2000
                             (dollars in thousands)


                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                       ------------      -----------
ASSETS                                                                 (unaudited)
Current assets:
   Cash and cash equivalents ....................................      $   547,892       $   552,653
   Accounts receivable, net of allowance of $5,002 and $3,585 ...           84,397            92,487
   Costs and estimated earnings in excess of billings ...........           24,448            20,531
   Inventories ..................................................           14,517             8,995
   Prepaid expenses and other ...................................           11,716            10,044
                                                                       -----------       -----------
         Total current assets ...................................          682,970           684,710
Property and equipment, net .....................................        1,877,527         1,540,337
Goodwill and other intangible assets, net .......................          582,412           570,749
Investments in affiliates .......................................          172,437           177,117
Other assets ....................................................           77,743            81,192
                                                                       -----------       -----------
Total assets ....................................................      $ 3,393,089       $ 3,054,105
                                                                       ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................      $    59,539       $    54,562
   Accrued and other expenses ...................................           52,611            45,227
   Billings in excess of costs and estimated earnings ...........            6,770            10,218
                                                                       -----------       -----------
         Total current liabilities ..............................          118,920           110,007
Long-term debt ..................................................          500,864           200,812
Senior notes ....................................................          400,000           400,000
Senior convertible notes ........................................          200,000           200,000
Senior discount notes ...........................................          934,884           908,243
Other long-term liabilities .....................................           21,826            10,243
                                                                       -----------       -----------
         Total liabilities ......................................        2,176,494         1,829,305
                                                                       -----------       -----------

Shareholders' equity:
   Common stock ($0.001 par value, 300,000,000 shares
      authorized and 147,686,385 and 144,914,484 issued and
      outstanding at March 31, 2001 and December 31, 2000) ......              148               145
   Additional paid-in-capital ...................................        1,550,603         1,492,845
   Accumulated other comprehensive income (loss) ................             (146)            1,922
   Accumulated deficit ..........................................         (334,010)         (270,112)
                                                                       -----------       -----------
         Total shareholders' equity .............................        1,216,595         1,224,800
                                                                       -----------       -----------
Total liabilities and shareholders' equity ......................      $ 3,393,089       $ 3,054,105
                                                                       ===========       ===========


                             See accompanying notes.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                    (in thousands, except per share amounts)


                                                        Three Months    Three Months
                                                           Ended           Ended
                                                       March 31, 2001  March 31, 2000
                                                       --------------  --------------
Revenues:
  Site leasing ....................................      $  46,388       $  20,284
  Network services ................................         60,875          54,953
                                                         ---------       ---------
      Total revenues ..............................        107,263          75,237
                                                         ---------       ---------

Operating Expenses:
  Costs of operations, excluding
          depreciation and amortization expense
     Site leasing .................................         18,142           9,210
     Network service ..............................         48,854          41,080
  Selling, general and administrative expenses ....         21,236          15,625
  Depreciation and amortization expense ...........         36,710          19,926
  Non-cash compensation charges ...................            531             376
                                                         ---------       ---------
      Total operating expenses ....................        125,473          86,217
                                                         ---------       ---------
Operating loss ....................................        (18,210)        (10,980)
                                                         ---------       ---------

Other income (expense):
Interest income ...................................         10,079           3,452
Interest expense ..................................        (48,369)        (24,204)
Other income (expense) ............................         (7,010)           (245)
                                                         ---------       ---------
Total other income (expense) ......................        (45,300)        (20,997)
                                                         ---------       ---------
Loss before income taxes ..........................        (63,510)        (31,977)
Income tax expense ................................            388             518
                                                         ---------       ---------
Net loss ..........................................      $ (63,898)      $ (32,495)
                                                         =========       =========

Net loss per common share
   (basic and diluted) ............................      $   (0.44)      $   (0.38)
                                                         =========       =========


Weighted average common
shares outstanding (basic and diluted) ............        145,880          85,277
                                                         =========       =========


                             See accompanying notes.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                             (dollars in thousands)

                                                                                 Three Months      Three Months
                                                                                    Ended              Ended
                                                                                March 31, 2001    March 31, 2000
                                                                                --------------    --------------
OPERATING ACTIVITIES
Net loss ..................................................................       $ (63,898)       $ (32,495)
Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
   Depreciation ...........................................................          27,168           13,858
   Amortization of goodwill and other intangibles .........................           9,542            6,068
   Amortization of debt issuance costs ....................................           2,334            1,133
   Amortization of senior discount notes ..................................          26,641           16,368
   Non-cash compensation charges ..........................................             531              376
   Equity in net loss of affiliates .......................................           6,415              328
   Changes in operating assets and liabilities,
         net of acquisitions:
      Accounts receivable .................................................           8,090          (16,835)
      Costs and estimated earnings in excess of billings ..................          (7,366)            (330)
      Inventories .........................................................          (5,522)            (418)
      Prepaid expenses and other ..........................................          (2,656)           1,571
      Accounts payable ....................................................           4,980           (1,702)
      Other current liabilities ...........................................           4,385           (2,986)
                                                                                  ---------        ---------
         Net cash provided by (used in) operating activities ..............          10,644          (15,064)
                                                                                  ---------        ---------
INVESTING ACTIVITIES
Purchases of property and equipment .......................................        (301,773)         (90,544)
Refunds of deposits (deposits on) asset purchases .........................           6,847          (23,000)
Acquisitions, net of cash acquired ........................................              --          (14,507)
Other, net ................................................................          (4,062)            (350)
                                                                                  ---------        ---------
         Net cash used in investing activities ............................        (298,988)        (128,401)
                                                                                  ---------        ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock ....................................           3,614          443,075
Stock issuance costs ......................................................            (393)         (24,475)
Proceeds from issuance of long-term debt ..................................         300,000               --
Proceeds from issuance of senior notes ....................................              --          200,000
Proceeds from issuance of senior discount notes ...........................              --          299,974
Repayments of debt ........................................................            (170)            (383)
Debt issuance costs .......................................................         (19,468)         (15,596)
                                                                                  ---------        ---------
         Net cash provided by financing activities ........................         283,583          902,595
                                                                                  ---------        ---------

         Net increase (decrease) in cash and cash equivalents .............          (4,761)         759,130

Cash and cash equivalents at beginning of period ..........................         552,653           37,778
                                                                                  ---------        ---------

Cash and cash equivalents at end of period ................................       $ 547,892        $ 796,908
                                                                                  =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest ..................................       $  16,398        $   7,305
                                                                                  =========        =========

Cash paid during the period for income taxes ..............................       $     598        $     370
                                                                                  =========        =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisitions and property and equipment ...........       $  54,006        $  71,667
                                                                                  =========        =========

Property and equipment acquired under capital lease .......................       $  11,647        $      --
                                                                                  =========        =========


                             See accompanying notes.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

SIGNIFICANT CUSTOMERS

        In the three months ended March 31, 2000 and 2001, one customer, which is a significant shareholder of the Company, accounted for 26% and 18% of revenues, respectively.

INCOME TAXES

        The Company provides for income taxes at the end of each interim period using the liability method based on the estimated effective tax rate for the full fiscal year for each tax reporting entity. Any cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

EARNINGS PER SHARE

        Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". The Company has potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the 2001 presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

2. ACQUISITION ACTIVITIES

        AirTouch transaction -- On February 16, 2000, the Company entered into an agreement with AirTouch Communications and several of its affiliates, under which it agreed to lease or sublease approximately 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the agreement to sublease, the Company deposited $23.0 million into escrow. Under the terms of the agreement, the Company will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. The Company also has the right to lease available tower space to co-location tenants in specified situations. In addition, the Company entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, the Company will develop and construct locations for wireless communications towers on real property designated by AirTouch.

        The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, the Company paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, the Company subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company on the date of the final closing. In March 2001, the Company agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. The Company cannot predict the timing of any additional closings and there can be no assurance that the Company will lease any additional towers from AirTouch.

        SBC transaction -- On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at $325.0 million. The Company will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, the Company entered into a five-year exclusive build-to-suit agreement with SBC under which it will develop and construct substantially all of SBC's new towers during the term of the agreement. The SBC transaction will close in stages. The initial closing occurred on December 14, 2000 and involved 739 towers, for which the Company paid $175.0 million in cash and issued 2.5 million shares of common stock valued at $57.9 million. In the three months ended March 31, 2001, the Company subleased an additional 632 towers, for which the Company paid $161.9 million in cash and issued 2.4 million shares of common stock valued at $53.5 million.

3. FINANCING TRANSACTIONS

CREDIT FACILITY

        In connection with the acquisition of communications towers from Nextel Communications, Inc. in April 1999, SpectraSite Communications, Inc. ("Communications"), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. In February 2001, Communications amended and restated its credit facility to, among other things, provide for an aggregate borrowing capacity of up to $1.3 billion, subject to certain conditions. The amended and restated credit facility consists of a $350.0 million revolving credit facility of which $50.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to the earlier of February 22, 2002 or the date on which at least 50% of the multiple draw term loan has been funded, and, after that date, the entire $350.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to June 30, 2007, at which time all amounts drawn under the

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


revolving credit facility must be paid in full; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, of which the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $500.0 million outstanding under the credit facility at March 31, 2001.

        The revolving credit loans and the multiple draw term loans will bear interest, at Communications' option, at either Canadian Imperial Bank of Commerce's base rate plus an initial applicable margin of 1.5% per annum, which margin may, after a period of time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 2.75% per annum, which margin may, after a period of time, decrease based on a leverage ratio.

        The term loan bears interest, at Communications' option, at either Canadian Imperial Bank of Commerce's base rate plus 2.25% per annum, which margin may, after a period of time, decrease based on a leverage ratio, or the Eurodollar rate plus 3.50% per annum, which margin may, after a period of time, decrease based on a leverage ratio.

        Communications will be required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the multiple draw term loan and the revolving credit facility, depending on the respective undrawn amounts. Communications may be required to prepay the amended and restated credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the termination of the SBC transaction or the generation of excess cashflow.

        SpectraSite and each of Communications' domestic subsidiaries have guaranteed the obligations under the amended and restated credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries and a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications' foreign subsidiaries.

        The amended and restated credit facility contains a number of covenants that, among other things, restrict Communications' ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. Communications, however, is permitted to pay dividends for the purpose of paying interest on the senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the amended and restated credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

CAPITAL LEASE

        In February 2001, the Company entered into a capital lease for a building adjacent to its corporate headquarters. The building and capital lease obligation at inception was $10.6 million. At March 31, 2001, the current portion of the capital lease obligation of $1.2 million is included in accrued and other expenses. The long-term portion of the capital lease obligation of $10.4 million is included in other long-term liabilities.

4. BUSINESS SEGMENTS

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

                   SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Summarized financial information concerning the reportable segments as of and for the three months ended March 31, 2001 and 2000 is shown in the following table. The "Other" column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, "Other" also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.


                                                               Network
                                            Site Leasing       Services            Other              Total
                                            -----------       -----------       -----------        -----------
                                                                               (in thousands)
Three months ended March 31,
----------------------------
        2001
Revenues ............................       $    46,388       $    60,875       $        --        $   107,263
Income (loss) before income taxes ...            25,403            10,442           (99,355)           (63,510)

Assets ..............................         1,933,992           136,328         1,322,769          3,393,089
        2000
Revenues ............................       $    20,284       $    54,953       $        --        $    75,237
Income (loss) before income taxes ...             9,549             5,892           (47,418)           (31,977)
Assets ..............................           872,996            76,061         1,253,931          2,202,988

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

        We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of March 31, 2001, we owned or operated 5,982 towers as compared to 5,030 towers at December 31, 2000. We also own 50% of SpectraSite-Transco Communications, Ltd., a joint venture with Lattice Group plc, the former arm of BG Group plc that operates Britain's natural gas distribution network.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000.

        Consolidated revenues for the three months ended March 31, 2001 were $107.3 million, an increase of $32.0 million from the three months ended March 31, 2000. Revenues from site leasing increased to $46.4 million for the three months ended March 31, 2001 from $20.3 million for the three months ended March 31, 2000, primarily as a result of revenues derived from towers acquired or built from March 31, 2000 to March 31, 2001. We owned or operated 5,982 communications towers at March 31, 2001 compared to 3,070 communications towers at March 31, 2000. The remaining factor contributing to the increase is incremental revenue in 2001 from new co-location tenants on towers that were part of our portfolio on March 31, 2000.

        Revenues from network services increased to $60.9 million for the three months ended March 31, 2001 compared to $55.0 million in the three months ended March 31, 2000, primarily as a result of revenue generated from acquisitions in 2000 and increased demand in existing services.

        Costs of operations increased to $67.0 million for the three months ended March 31, 2001 from $50.3 million for the three months ended March 31, 2000. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 39.1% for the three months ended March 31, 2001 from 45.4% for the three months ended March 31, 2000 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. As our site leasing operations mature, additional tenants on a tower will generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 80.3% for the three months ended March 31, 2001 from 74.8% for the three months ended March 31, 2000. This increase is due to costs associated with the opening of construction offices in regions where there are clusters of SBC towers, weather related costs and delayed customer capital expenditures.

        Selling, general and administrative expenses increased to $21.2 million for the three months ended March 31, 2001 from $15.6 million for the three months ended March 31, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in our ongoing activities. Selling, general and administrative expenses as a percentage of revenues decreased to 19.8% for the three months ended March 31, 2001 from 20.8% for the three months ended March 31, 2000.

        Depreciation and amortization expense increased to $36.7 million for the three months ended March 31, 2001 from $19.9 million for the three months ended March 31, 2000 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

        Net interest expense increased to $38.3 million during the three months ended March 31, 2001 from $20.8 million for the three months ended March 31, 2000, reflecting additional interest expense due to the issuance of our 12.875% senior discount notes due 2010 and 10.75% senior notes due 2010 in March 2000, our 6.75% senior convertible notes due 2010 in November 2000 and our 12.5% senior notes due 2010 in December 2000, as well as $300 million in additional borrowings under our credit facility in February 2001.

        Other income (expense) was an expense of $7.0 million in the three months ended March 31, 2001. Of this amount, $6.4 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd. Other income (expense) was an expense of $0.2 million in the three months ended March 31, 2000 primarily due to a loss of $0.3 million from investments in an affiliate accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

        SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiaries, SpectraSite Communications and SpectraSite International. Our only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications and SpectraSite International. Prior to July 15, 2003, interest expense on the 12% senior discount notes due 2008 will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 12% senior discount notes due 2008 will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. In addition, the notes mature on July 15, 2008. The 11 1/4% senior discount notes due 2009 will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. On April 15, 2004, the 11 1/4% senior discount notes due 2009 will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 12 7/8% senior discount notes due 2010 will not require cash interest payments prior to October 15, 2005, and mature March 15, 2010. On March 15, 2005, the 12 7/8% senior discount notes due 2010 will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 10 3/4% senior notes due 2010 require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. The 6 3/4% convertible notes require semi-annual cash interest payments of $6.75 million and mature on November 15, 2010. The 12 1/2% senior notes due 2010 require semi-annual cash interest payments of $12.5 million and mature on November 15, 2010. Furthermore, our credit facility provides for periodic principal and interest payments.

        We currently have $500.0 million outstanding and $800.0 million available under our credit facility to fund new tower construction and acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of March 31, 2001 was 8.68%. The facility also requires compliance with certain financial covenants. At March 31, 2001, we were in compliance with these covenants. In addition, our cash and cash equivalents were $547.9 million at March 31, 2001.

        Our ability to fund capital expenditures, make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures, primarily to fund the construction and acquisition of additional communications towers. We believe that cash flow from operations, available cash on hand and anticipated available borrowings under our credit facility will be sufficient to fund capital expenditures for the foreseeable future. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity or reduce the scope of tower construction and acquisition activity. We cannot assure you that we will generate sufficient cash flow from operations, or that future borrowings or equity financing will be available, on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

Cash Flows

        For the three months ended March 31, 2001, cash flows provided by operating activities were $10.6 million compared to cash flows used in operating activities of $15.1 million for the three months ended March 31, 2000. The change is primarily attributable to decreased accounts receivable and the favorable cash flow generated from acquisitions completed in 2000.

        For the three months ended March 31, 2001, cash flows used in investing activities were $299.0 million compared to cash flows used in investing activities of $128.4 million for the three months ended March 31, 2000. In the three months ended March 31, 2001, SpectraSite invested $301.8 million to purchase property and equipment, primarily related to the acquisition of communications towers. In the three months ended March 31, 2000, SpectraSite invested $113.5 million to purchase property and equipment and for deposits on future acquisitions, primarily related to the acquisition of communications towers. In addition, we used $14.5 million to acquire Apex, Vertical Properties and International Towers in January 2000.

        In the three months ended March 31, 2001, cash flows provided by financing activities were $283.6 million as compared to $902.6 million in the three months ended March 31, 2000. In the three months ended March 31, 2001, cash flows provided by financing activities consisted primarily of $300.0 million of borrowings under our amended credit facility partially offset by $19.5 million of debt issuance costs. In the three months ended March 31, 2000, cash flows provided by financing activities were attributable to the proceeds from the issuance of common stock, the 11 1/4% discount notes due 2010 and the 10 3/4% senior notes due 2010.

Acquisition Activities

        AirTouch transaction -- On February 16, 2000, we entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which we agreed to lease or sublease approximately 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the agreement to sublease, we deposited $23.0 million into escrow. Under the terms of the agreement, we will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. We also have the right to lease available tower space to co-location tenants in specified situations. In addition, we entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, we will develop and construct locations for wireless communications towers on real property designated by AirTouch.

        The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, we paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, we subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to us. In March 2001, we agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. We cannot predict the timing of any additional closings and there can be no assurance that we will lease any additional towers from AirTouch.

        SBC transaction -- On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at $325.0 million. We will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, we entered into a five-year exclusive build-to-suit agreement with SBC under which we will develop and construct substantially all of SBC's new towers during the term of the agreement. The SBC transaction will close in stages. The initial closing occurred on December 14, 2000 and involved 739 towers, for which we paid $175.0 million in cash and issued 2.5 million shares of common stock. In the three months ended March 31, 2001, we subleased an additional 632 towers, for which we paid $161.9 million in cash and issued 2.4 million shares of common stock. In April 2001, we subleased an additional 304 towers, for which we paid $79.3 million in cash and issued 6.1 million shares of common stock.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of March 31, 2001. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.

                                                          Expected Maturity Date
                             -------------------------------------------------------------------------------
                               2001      2002       2003       2004       2005     Thereafter       Total
                             --------  --------   --------   --------   -------    ----------    -----------
                                                         (dollars in thousands)
Long-term obligations:
 Fixed rate...............   $   --    $   --     $   --     $   --     $   --     $1,534,884    $1,534,884
 Average interest rate....       --        --         --         --         --          11.21%        11.21%


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In the first quarter of 2001, we issued approximately 2.4 million shares of unregistered common stock and paid approximately $161.9 million in cash to affiliates of SBC Communications in exchange for leasehold and subleasehold interests in an aggregate of 632 wireless communications towers. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. SBC represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities. SBC had adequate access to information about SpectraSite.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

2.1 Agreement to Sublease, dated as of August 25, 2000 (the "SBC Agreement"), by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings, Inc. (the "Registrant") and Southern Towers, Inc. (incorporated by reference to exhibit 10.1 to the Registrant's report on Form 8-K dated August 25, 2000 and filed August 31, 2000).

2.2 Amendment No. 1 to the SBC Agreement, dated as of December 14, 2000. (incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728).

2.3 Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the other parties named therein as Sublessors, California Tower, Inc. and the Registrant (the "AirTouch Agreement"). (incorporated by reference to exhibit no. 2.9 to the Registrant's Form 10-K for the year ended December 31, 1999).

2.4     Amendment to the Airtouch Agreement, dated as of March 8, 2001.

3.1 Second Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the amended registration statement on Form 8-A/A of the Registrant as filed on December 12, 2000).

3.2 Amended Bylaws (incorporated by reference to exhibit 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873).

4.1 Third Amended and Restated Stockholders' Agreement, dated as of April 20, 1999 (incorporated by reference to exhibit no. 10.6 to the registration statement on Form S-4 of the Registrant, file no. 333-67043).

4.2 Amendment No. 1 to the Third Amended and Restated Stockholders' Agreement, dated as of November 20, 2000 (incorporated by reference to exhibit 4.6 of the Registrant's report on Form 8-K, dated November 20, 2000 and filed November 22, 2000).

4.3 Amendment No. 2 to the Third Amended and Restated Stockholders' Agreement, dated as of December 14, 2000. (incorporated by reference to exhibit no. 4.15 to the registration statement on Form S-3 of the Registrant, file no. 333-45728).

4.4 Amendment No. 3 to the Third Amended and Restated Stockholders' Agreement, dated as of March 31, 2001.

10.1    Employment Agreement with Douglas A. Standley.

10.2 Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, Southern Towers, Inc. and SBC Wireless, LLC ("SBCW") and the Registrant, as guarantors.

10.3 Agreement to Build to Suit (the "Build to Suit Agreement"), dated as of December 14, 2000, by and among SBCW, for itself and as agent for certain of its affiliates, the Registrant and SpectraSite
        Communications, Inc. ("Communications").

10.4 Amendment No. 1 to the Build to Suit Agreement, dated as of January 31, 2001, by and among SBCW, for itself and as agent for the SBCW affiliates, the Registrant and Communications.

10.5 Credit Agreement, dated as of February 22, 2001, by and among Communications, as Borrower; the Registrant, as a Guarantor; CIBC World Markets Corp. and Credit Suisse First Boston, as Joint Lead Arrangers and Bookrunners; CIBC World Markets Corp., Credit Suisse First Boston, Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Arrangers; Credit Suisse First Boston, as Syndication Agent; Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Co-Documentation Agents; Canadian Imperial Bank Of Commerce, as Administrative Agent and Collateral Agent; and other credit parties party thereto. (incorporated by reference to exhibit no. 10.6 to the Registrant's Form 10-K for the year ended December 31, 2000).

(b)     Reports on Form 8-K

        An Item 5 report on Form 8-K, dated January 16, 2001, was filed on January 29, 2001 to announce (i) certain operating statistics for the fourth quarter of 2000, (ii) that SpectraSite's European joint venture had purchased 19% of the share capital of Paris-based telecommunications network development company SOFRER S.A., and (iii) the completion of SpectraSite's private offering of its 12 1/2% senior notes due 2010 as well as the commencement of its exchange offer to exchange the 12 1/2% senior notes due 2010 for registered Series B 12 1/2% senior notes due 2010.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 10, 2001                    SPECTRASITE HOLDINGS, INC.
                                               (Registrant)


                                           /s/DAVID P. TOMICK
                             ------------------------------------------------
                                             David P. Tomick
                                Executive Vice President, Chief Financial
                                          Officer and Secretary


                                            /s/DANIEL I. HUNT
                             ------------------------------------------------
                                             Daniel I. Hunt
                               Vice President- Finance and Administration,
                                      Principal Accounting Officer