Form 10-Q
period 2001-06-30
SPECTRASITE HOLDINGS INC
filed 2001-08-13
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from                     to

COMMISSION FILE NUMBER: 0-27217

SpectraSite Holdings, Inc.
(Name of registrant as specified in its charter)

Delaware (State or jurisdiction of incorporation or organization)	4899 (Primary Standard Industrial Classification Code Number)	56-2027322 (I.R.S. Employer Identification Number)

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

YES                      No

As of July 31, 2001, the registrant had only one outstanding class of common stock, of which there were 151,210,266 shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SpectraSite Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
At June 30, 2001 and December 31, 2000
(dollars in thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$206,105	$552,653

Accounts receivable, net of allowance of $8,709 and $3,585	87,747	92,487

Costs and estimated earnings in excess of billings	27,623	20,531

Inventories	16,415	8,995

Prepaid expenses and other	13,454	10,044

Total current assets	351,344	684,710

Property and equipment, net	2,205,572	1,540,337

Goodwill and other intangible assets, net	531,626	570,749

Investments in affiliates	131,117	177,117

Other assets	71,428	81,192

Total assets	$3,291,087	$3,054,105

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$61,587	$54,562

Accrued expenses and other current liabilities	58,505	45,227

Billings in excess of costs and estimated earnings	6,099	10,218

Total current liabilities	126,191	110,007

Long-term debt	500,646	200,812

Senior notes	400,000	400,000

Senior convertible notes	200,000	200,000

Senior discount notes	962,652	908,243

Other long-term liabilities	23,444	10,243

Total liabilities	2,212,933	1,829,305

Shareholders’ equity:

Common stock ($0.001 par value, 300,000,000 shares authorized and 150,547,123 and 144,914,484 issued and outstanding at June 30, 2001 and December 31, 2000)	151	145

Additional paid-in-capital	1,616,131	1,492,845

Accumulated other comprehensive income (loss)	(17,085)	1,922

Accumulated deficit	(521,043)	(270,112)

Total shareholders’ equity	1,078,154	1,224,800

Total liabilities and shareholders’ equity	$3,291,087	$3,054,105

See accompanying notes.

SpectraSite Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2001 and 2000
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues:

Site leasing	$53,001	$25,662	$99,389	$45,946

Network services	58,901	52,121	119,776	107,074

Total revenues	111,902	77,783	219,165	153,020

Operating Expenses:

Costs of operations, excluding depreciation and amortization expense

Site leasing	22,158	10,368	40,300	19,578

Network service	46,929	41,151	95,783	82,231

Selling, general and administrative expenses	22,669	14,528	43,905	30,153

Depreciation and amortization expense	42,548	22,736	79,258	42,662

Non-recurring charges	72,323	—	72,323	—

Non-cash compensation charges	532	353	1,063	729

Total operating expenses	207,159	89,136	332,632	175,353

Operating loss	(95,257)	(11,353)	(113,467)	(22,333)

Other income (expense):

Interest income	4,940	9,363	15,019	12,815

Interest expense	(53,362)	(35,595)	(101,731)	(59,799)

Other income (expense)	(42,458)	(749)	(49,468)	(994)

Total other income (expense)	(90,880)	(26,981)	(136,180)	(47,978)

Loss before income taxes	(186,137)	(38,334)	(249,647)	(70,311)

Income tax expense	896	100	1,284	618

Net loss	$(187,033)	$(38,434)	$250,931)	$(70,929)

Net loss per common share (basic and diluted)	$(1.24)	$(0.31)	$(1.69)	$(0.68)

Weighted average common shares outstanding (basic and diluted)	150,446	123,329	148,163	104,303

See accompanying notes.

SpectraSite Holdings, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Operating activities

Net loss	$(250,931)	$(70,929)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	60,014	28,453

Amortization of goodwill and other intangibles	19,244	14,209

Amortization of debt issuance costs	5,107	2,446

Amortization of senior discount notes	54,409	40,695

Non-cash compensation charges	1,063	729

Write-off of goodwill	44,476	—

Loss on disposal of assets	25,693	—

Write-off of loan to and investment in affiliates	27,500	—

Equity in net loss of affiliates	19,248	1,141

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	3,705	(22,457)

Costs and estimated earnings in excess of billings, net	(11,211)	(7,772)

Inventories	(7,421)	(413)

Prepaid expenses and other	(5,993)	(2,570)

Accounts payable	7,033	(6,276)

Other current liabilities	7,431	7,880

Net cash used in operating activities	(633)	(14,864)

Investing activities

Purchases of property and equipment and intangibles	(598,748)	(177,671)

Refunds of deposits (deposits on) asset purchases	6,847	(23,000)

Investments in affiliates	(6,626)	(197,453)

Loans to affiliates	(26,150)	(2,025)

Acquisitions, net of cash acquired	(4,773)	(197,231)

Net cash used in investing activities	(629,450)	(597,380)

Financing activities

Proceeds from issuance of common stock	4,082	446,006

Stock issuance costs	(434)	(24,589)

Proceeds from issuance of long-term debt	300,000	—

Proceeds from issuance of senior notes	—	200,000

Proceeds from issuance of senior discount notes	—	299,974

Repayments of debt	(220)	(781)

Debt issuance costs	(19,893)	(15,938)

Net cash provided by financing activities	283,535	904,672

Net increase (decrease) in cash and cash equivalents	(346,548)	292,428

Cash and cash equivalents at beginning of period	552,653	37,778

Cash and cash equivalents at end of period	$206,105	$330,206

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$41,964	$11,983

Cash paid during the period for income taxes	$598	$369

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for acquisitions and property and equipment	$118,580	$71,667

Property and equipment acquired under capital lease	$16,103	$—

See accompanying notes.

SpectraSite Holdings, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

     SpectraSite Holdings, Inc. (“SpectraSite”) and its wholly owned subsidiaries (collectively referred to as the “Company”) are principally engaged in providing services to companies operating in the telecommunications industry, including leasing antenna sites on multi-tenant towers, network design, tower construction and antenna installation throughout the United States and Canada.

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

Revenue Recognition

     Site leasing revenues are recognized when earned. Fixed escalation clauses present in the lease agreements with the Company’s customers are recognized on a straight-line basis over the term of the lease. Network service revenues from site selection, construction and construction management activities are derived under service contracts with customers which provide for billing on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Significant Customers

     In the three and six months ended June 30, 2001, one customer, which is a significant shareholder of the Company, accounted for 19% and 18% of revenues, respectively. In the three and six months ended June 30, 2000, the same customer accounted for 27% and 26% of revenues, respectively.

Non-recurring charges

     In May 2001, the Company announced that it would consolidate its rooftop management operations from Philadelphia, Pennsylvania into its corporate headquarters in Cary, North Carolina. As a result, the Company recorded non-recurring charges of $35.8 million of which $34.4 million related to the write-off of goodwill, $0.3 million related to the write-down of assets and $1.1 million related to the costs of employee severance and other costs related to the consolidation of these operations.

     In June 2001, the Company announced that it would divest its operations in Mexico. As a result, the Company recorded non-recurring charges of $32.2 million of which $10.7 million related to the write-off of goodwill, $17.6 million related to the write-down of assets and $3.9 million related to the costs of employee severance and other costs related to the divestiture. Also in June 2001, the Company announced that it would close operations from the purchase of Vertical Properties. As a result , the Company recorded non-recurring charges of $4.3 million of which $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

SpectraSite Holdings, Inc. and Subsidiaries
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

     The Company provides for income taxes at the end of each interim period using the liability method based on the estimated effective tax rate for the full fiscal year for each tax reporting entity. Any cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Earnings Per Share

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. The Company has potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

Reclassifications

     Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the 2001 presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

Unaudited Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

Impact of Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 in the fiscal year beginning January 1, 2002.

SpectraSite Holdings, Inc. and Subsidiaries
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Property and Equipment

     Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2001	2000

Towers	$1,953,481	$1,344,627

Equipment	33,124	23,295

Land	16,352	15,468

Buildings	35,410	17,427

Other	39,496	29,847

	2,077,863	1,430,664

Less accumulated depreciation	(157,550)	(98,205)

	1,920,313	1,332,459

Construction in progress	285,259	207,878

Property and equipment, net	$2,205,572	$1,540,337

3. Acquisition Activities

     During the six months ended June 30, 2001, the Company consummated transactions involving the acquisition of various communications sites and a service provider for an aggregate purchase price of approximately $513.3 million, including the issuance of approximately 5.2 million shares of common stock valued at $118.6 million. The principal transactions were as follows:

     AirTouch transaction — On February 16, 2000, the Company entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which it agreed to lease or sublease approximately 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the agreement to sublease, the Company deposited $23.0 million into escrow. Under the terms of the agreement, the Company will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. The Company also has the right to lease available tower space to co-location tenants in specified situations. In addition, the Company entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, the Company will develop and construct locations for wireless communications towers on real property designated by AirTouch.

     The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, the Company paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, the Company subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company on the date of the final closing. In March 2001, the Company agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. On June 29, 2001, the Company subleased 6 additional towers for aggregate consideration of $2.0 million.

     SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at $325.0 million. The Company will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, the Company entered into a five-year exclusive build-to-suit agreement with SBC under which it will develop and construct substantially all of SBC’s new towers during the term of the agreement. The SBC transaction will close in stages. The initial closing occurred on December 14, 2000 and involved 739 towers, for which the Company paid $175.0 million in cash and issued 2.5 million shares of common stock valued at $57.9 million. In the six months

SpectraSite Holdings, Inc. and Subsidiaries
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

ended June 30, 2001, the Company subleased an additional 1,399 towers, for which the Company paid $358.5 million in cash and issued 5.2 million shares of common stock.

4. Financing Transactions

Credit Facility

     In connection with the acquisition of communications towers from Nextel Communications, Inc. in April 1999, SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. In February 2001, Communications amended and restated its credit facility to, among other things, provide for an aggregate borrowing capacity of up to $1.3 billion, subject to certain conditions. The amended and restated credit facility consists of a $350.0 million revolving credit facility of which $50.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to the earlier of February 22, 2002 or the date on which at least 50% of the multiple draw term loan has been funded, and, after that date, the entire $350.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior September 30, 2003 of which the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, of which the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $500.0 million outstanding under the credit facility at June 30, 2001.

     The revolving credit loans and the multiple draw term loans will bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 1.5% per annum, which margin may, after a period of time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 2.75% per annum, which margin may, after a period of time, decrease based on a leverage ratio.

     The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.25% per annum, which margin may, after a period of time, decrease based on a leverage ratio, or the Eurodollar rate plus 3.50% per annum, which margin may, after a period of time, decrease based on a leverage ratio.

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

     SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the amended and restated credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries and a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries.

     The amended and restated credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. Communications, however, is permitted to pay dividends for the purpose of paying interest on the senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the amended and restated credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

SpectraSite Holdings, Inc. and Subsidiaries
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Capital Lease

     In February 2001, the Company entered into a capital lease for a building adjacent to its corporate headquarters. In addition, the Company enters into various capital leases for vehicles and equipment. At June 30, 2001, the current portion of the capital lease obligation of $2.8 million is included in accrued and other current liabilities. The long-term portion of the capital lease obligation of $13.4 million is included in other long-term liabilities.

5. Business Segments

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

     Summarized financial information concerning the reportable segments as of and for the three and six months ended June 30, 2001 and 2000 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

	Site	Network
	Leasing	Services	Other	Total

Three months ended June 30,	(in thousands)

2001

Revenues	$53,001	$58,901	$—	$111,902

Income (loss) before income taxes	27,033	8,198	(221,368)	(186,137)

Assets	2,221,712	155,999	913,376	3,291,087

2000

Revenues	$25,662	$52,121	$—	$77,783

Income (loss) before income taxes	13,396	5,486	(57,121)	(38,334)

Assets	945,359	94,530	1,189,739	2,229,628

	Site	Network
	Leasing	Services	Other	Total

Six months ended June 30,	(in thousands)

2001

Revenues	$99,389	$119,776	$—	$219,165

Income (loss) before income taxes	52,436	18,640	(320,723)	(249,647)

Assets	2,221,712	155,999	913,376	3,291,087

2000

Revenues	$45,946	$107,074	$—	$153,020

Income (loss) before income taxes	22,945	11,378	(104,634)	(70,311)

Assets	945,359	94,530	1,189,739	2,229,628

ITEM 2– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed elsewhere, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

     •     substantial capital requirements and leverage principally as a consequence of ongoing acquisitions and construction activities;

     •     dependence on demand for wireless communications

     •     the success of our tower construction program

     •     material adverse changes in economic conditions in the markets we serve;

     •     future regulatory actions and conditions in our operating areas;

     •     competition from others in the communications tower industry;

     •     the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

     •     other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of June 30, 2001, we owned or operated 6,975 towers as compared to 5,030 towers at December 31, 2000.

Results of Operations

     Three months ended June 30, 2001 compared to the results for the three months ended June 30, 2000.

     Consolidated revenues for the three months ended June 30, 2001 were $111.9 million, an increase of $34.1 million from the three months ended June 30, 2000. Revenues from site leasing increased to $53.0 million for the three months ended June 30, 2001 from $25.7 million for the three months ended June 30, 2000, primarily as a result of revenues derived from towers acquired or built from June 30, 2000 to June 30, 2001. We owned or operated 6,975 communications towers at June 30, 2001 compared to 3,474 communications towers at June 30, 2000. The remaining factor contributing to the increase in revenue from site leasing is incremental revenue in 2001 from new co-location tenants on towers that were part of our portfolio on June 30, 2000.

     Revenues from network services increased to $58.9 million for the three months ended June 30, 2001 compared to $52.1 million in the three months ended June 30, 2000, primarily as a result of revenue generated from acquisitions, new construction offices and increased demand for existing services.

     Costs of operations increased to $69.1 million for the three months ended June 30, 2001 from $51.5 million for the three months ended June 30, 2000. Costs of operations for site leasing as a percentage of site leasing revenues increased to 41.8% for the three months ended June 30, 2001 from 40.4% for the three months ended June 30, 2000 primarily due to additions of towers in 2001 that have fewer tenants per tower and higher costs as a percentage of site leasing revenue than our existing towers, offset by new collocation tenants added in 2001. As our site leasing operations mature, additional tenants on a tower are expected to generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 79.7% for the three months ended June 30, 2001 from 79.0% for the three months ended June 30, 2000. This increase is primarily due to costs associated with the opening of construction offices in regions where there are clusters of SBC towers.

     Selling, general and administrative expenses increased to $22.7 million for the three months ended June 30, 2001 from $14.5 million for the three months ended June 30, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in our ongoing activities. Selling, general and administrative expenses as a percentage of revenues increased to 20.3% for the three months ended June 30, 2001 from 18.7% for the three months ended June 30, 2000 primarily as a result of expenses incurred in the Company’s Mexican operations which the Company plans to divest.

     Depreciation and amortization expense increased to $42.5 million for the three months ended June 30, 2001 from $22.7 million for the three months ended June 30, 2000 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

     Non-recurring charges for the three months ended June 30, 2001 were $72.3 million, consisting of $35.8 million in non-recurring charges relating to the decision to consolidate our rooftop management operations from Philadelphia, Pennsylvania to Cary, North Carolina, $32.2 million in non-recurring charges relating to the decision to divest operations in Mexico, and $4.3 million relating to the decision to close operations from the purchase of Vertical Properties. Of the $35.8 million relating to the consolidation of the rooftop management operations, $34.4 million related to the write-off of goodwill, $0.3 million related to the write down of assets and $1.1 million related to the costs of employee severance and other costs related to the consolidation of these operations. Of the $32.2 million relating to the divestiture of operations in Mexico, $10.7 million related to the write-off of goodwill, $17.6 related to the write-down of assets in Mexico and $3.9 million was related to the costs of employee severance and other costs related to the divestiture. Of the $4.3 million relating to Vertical Properties, $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

     Net interest expense increased to $48.4 million during the three months ended June 30, 2001 from $26.2 million for the three months ended June 30, 2000, reflecting additional interest expense due to the issuance of our 6.75% senior convertible notes due 2010 in November 2000 and our 12.5% senior notes due 2010 in December 2000, as well as $300 million in additional borrowings under our credit facility in February 2001.

     Other income (expense) was an expense of $42.5 million in the three months ended June 30, 2001. Of this amount, $13.3 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd. and $20.0 million related to the write-off of a loan to SpectraSite-Transco. In addition $7.5 million related to a write-off of the Company’s investment in Evolution. Other income (expense) was an expense of $0.7 million in the three months ended June 30, 2000 primarily due to a loss from our investment in SpectraSite-Transco.

Six Months ended June 30, 2001 compared to the results for the six months ended June 30, 2000.

     Consolidated revenues for the six months ended June 30, 2001 were $219.2 million, an increase of $66.1 million from the six months ended June 30, 2000. Revenues from site leasing increased to $99.4 million for the six months ended June 30, 2001 from $45.9 million for the six months ended June 30, 2000, primarily as a result of revenues derived from towers acquired or built from June 30, 2000 to June 30, 2001. We owned or operated 6,975 communications towers at June 30, 2001 compared to 3,474 communications towers at June 30, 2000. The remaining factor contributing to the increase is incremental revenue in 2001 from new co-location tenants on towers that were part of our portfolio on June 30, 2000.

     Revenues from network services increased to $119.8 million for the six months ended June 30, 2001 compared to $107.1 million in the six months ended June 30, 2000, primarily as a result of revenue generated from acquisitions, new construction offices and increased demand for existing services.

     Costs of operations increased to $136.1 million for the six months ended June 30, 2001 from $101.8 million for the six months ended June 30, 2000. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 40.5% for the six months ended June 30, 2001 from 42.6% for the six months ended June 30, 2000 primarily due to revenues generated from the acquisition of towers from Nextel and co-location revenues on those towers. As our site leasing operations mature, additional tenants on a tower are expected to generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 80.0% for the six months ended June 30, 2001 from 76.8% for the six months ended June 30, 2000. This increase is primarily due to costs associated with the opening of construction offices in regions where there are clusters of SBC towers and weather related costs.

     Selling, general and administrative expenses increased to $43.9 million for the six months ended June 30, 2001 from $30.2 million for the six months ended June 30, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in our ongoing activities. Selling, general and administrative expenses as a percentage of revenues increased to 20.0% for the six months ended June 30, 2001 from 19.7% for the six months ended June 30, 2000 primarily as a result of expenses incurred in the Company’s Mexican operations which the Company plans to divest.

     Depreciation and amortization expense increased to $79.3 million for the six months ended June 30, 2001 from $42.7 million for the six months ended June 30, 2000 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

     Non-recurring charges for the six months ended June 30, 2001 were $72.3 million, consisting of $35.8 million in non-recurring charges relating to the decision to consolidate our rooftop management operations from Philadelphia, Pennsylvania to Cary, North Carolina, $32.2 million in non-recurring charges relating to the decision to divest operations in Mexico, and $4.3 million relating to the decision to close operations from the purchase of Vertical Properties. Of the $35.8 million relating to the consolidation of the rooftop management operations, $34.4 million related to the write-off of goodwill, $0.3 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations. Of the $32.2 million relating to the divestiture of operations in Mexico, $10.7 million related to the write-off of goodwill, $17.6 related to the write-down of assets in Mexico and $3.9 million was related to the costs of employee severance and other costs related to the divestiture. Of the $4.3 million relating to Vertical Properties, $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

     Net interest expense increased to $86.7 million during the six months ended June 30, 2001 from $47.0 million for the six months ended June 30, 2000, reflecting additional interest expense due to the issuance of our 12.875% senior discount notes due 2010 and 10.75% senior notes due 2010 in March 2000, our 6.75% senior convertible notes due 2010 in November 2000 and our 12.5% senior notes due 2010 in December 2000, as well as $300 million in additional borrowings under our credit facility in February 2001.

     Other income (expense) was an expense of $49.5 million in the six months ended June 30, 2001. Of this amount, $19.2 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd. and $20.0 million related to the write-off of a loan to SpectraSite-Transco. In addition, $7.5 million related to a write-off of the Company’s investment in Evolution. Other income (expense) was an expense of $1.0 million in the six months ended June 30, 2000 primarily due to a loss from our investment in SpectraSite-Transco.

Liquidity and Capital Resources

     SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiaries, SpectraSite Communications and SpectraSite International. Our only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications and SpectraSite International. Prior to July 15, 2003, interest expense on the 12% senior discount notes due 2008 will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 12% senior discount notes due 2008 will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. These notes mature on July 15, 2008. The 11 1/4% senior discount notes due 2009 will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. On April 15, 2004, the 11 1/4% senior discount notes due 2009 will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 12 7/8% senior discount notes due 2010 will not require cash interest payments prior to October 15, 2005, and mature March 15, 2010. On March 15, 2005, the 12 7/8% senior discount notes due 2010 will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 10 3/4% senior notes due 2010 require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. The 6 3/4% convertible notes require semi-annual cash interest payments of $6.75 million and mature on November 15, 2010. The 12 1/2% senior notes due 2010 require semi-annual cash interest payments of $12.5 million and mature on November 15, 2010. Furthermore, our credit facility provides for periodic principal and interest payments.

     We currently have $500.0 million outstanding, and $800.0 million are available under our credit facility to fund new tower construction and acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of June 30, 2001 was 7.58%. The facility also requires compliance with certain financial covenants. At June 30, 2001, we were in compliance with these covenants. In addition, our cash and cash equivalents were $206.1 million at June 30, 2001.

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

Cash Flows

     For the six months ended June 30, 2001, cash flows used in operating activities were $0.6 million compared to cash flows used in operating activities of $14.9 million for the six months ended June 30, 2000. The change is primarily attributable to an increase in earnings before interest, taxes, depreciation, amortization and non-recurring charges.

     For the six months ended June 30, 2001, cash flows used in investing activities were $629.5 million compared to cash flows used in investing activities of $597.4 million for the six months ended June 30, 2000. In the six months ended June 30, 2001, SpectraSite invested $591.9 million to purchase property and equipment, primarily related to the acquisition of communications towers. In the six months ended June 30, 2000, SpectraSite invested $200.7 million to purchase property and equipment and for deposits on future acquisitions, primarily related to the acquisition of communications towers. In addition, we used an aggregate of $197.2 million in connection with our acquisitions of Lodestar, Telco, Apex and Vertical Properties and the acquisitions of substantially all of the assets of International Towers and BCS Wireless. We also invested $197.5 million in affiliates, primarily related to our joint venture with Transco.

     In the six months ended June 30, 2001, cash flows provided by financing activities were $283.5 million as compared to $904.7 million in the six months ended June 30, 2000. In the six months ended June 30, 2001, cash flows provided by financing activities consisted primarily of $300.0 million of borrowings under our amended credit facility partially offset by $19.9 million of debt issuance costs. In the six months ended June 30, 2000, cash flows provided by financing activities were attributable to the proceeds from the issuance of common stock, the 11 1/4% discount notes due 2010 and the 10 3/4% senior notes due 2010.

Acquisition Activities

     During the six months ended June 30, 2001, we consummated transactions involving the acquisition of various communications sites and a service provider for an aggregate purchase price of $513.3 million, including the issuance of approximately 5.2 million shares of common stock valued at $118.6 million. The principal transactions were as follows:

     AirTouch transaction — On February 16, 2000, we entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which we agreed to lease or sublease approximately 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the agreement to sublease, we deposited $23.0 million into escrow. Under the terms of the agreement, we will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. We also have the right to lease available tower space to co-location tenants in specified situations. In addition, we entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, we will develop and construct locations for wireless communications towers on real property designated by AirTouch.

     The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, we paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, we subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to us. In March 2001, we agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. On June 29, 2001, we subleased 6 towers for aggregate consideration of $2.0 million.

     SBC transaction — On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at $325.0 million. We will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, we entered into a five-year exclusive build-to-suit agreement with SBC under which we will develop and construct substantially all of SBC’s new towers during the term of the agreement. The SBC transaction will close in stages. The initial closing occurred on December 14, 2000 and involved 739 towers, for which we paid $175.0 million in cash and issued 2.5 million shares of common stock. In the six months ended June 30, 2001, we subleased an additional 1,399 towers, for which we paid $358.5 million in cash and issued 5.2 million shares of common stock valued at $118.6 million. In July 2001, we subleased an additional 179 towers, for which we paid $45.5 million in cash and issued 0.7 million shares of common stock valued at $15.0 million.

Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 in the fiscal year beginning January 1, 2002.

ITEM 3– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2001. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.

	Expected Maturity Date

	2001	2002	2003	2004	2005	Thereafter	Total

	(dollars in thousands)
Long–term obligations:

Fixed rate	$—	$—	$—	$—	$—	$1,562,652	$1,562,652

Average interest rate	—	—	—	—	—	11.22%	11.22%

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the second quarter of 2001, we issued 2,860,238 million shares of unregistered common stock and paid approximately $196.6 million in cash to affiliates of SBC Communications in exchange for leasehold and subleasehold interests in an aggregate of 767 wireless communications towers. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. SBC represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities. SBC had adequate access to information about SpectraSite.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 2001, we held our Annual Meeting of Stockholders in Durham, North Carolina. Proxies were solicited regarding the election of our Board of Directors. All ten nominees were nominated by management, and no solicitation was made on behalf of any persons other than management’s nominees. All ten nominees were elected to our Board of Directors with the following votes:

		TOTAL VOTE
		WITHHELD
	TOTAL VOTE FOR	FROM EACH
	EACH DIRECTOR	DIRECTOR

Lawrence B. Sorrel	130,676,727	269,002

Stephen H. Clark	128,183,323	2,762,406

Timothy M. Donahue	130,704,863	240,866

James R. Matthews	130,676,593	269,136

Thomas E. McInerney	130,676,513	269,216

Calvin J. Payne	128,184,168	2,761,561

Michael J. Price	125,936,332	5,009,397

Steven M. Shindler	125,828,095	5,117,634

Michael R. Stone	130,743,213	202,516

Edgar L. Reynolds	130,744,007	201,722

     In addition to election of directors, the stockholders voted on two items at the annual meeting. The stockholders voted in favor of a proposal to approve our Amended and Restated Stock Incentive Plan which included a revision to the change of control provisions to incorporate additional events within the meaning of a change of control and to provide new vesting rules relating to a change of control. The number of votes cast in favor of the proposal was 118,495,170, the number of votes cast against the proposal was 11,907,039 and the number of abstentions was 543,520.

     The stockholders also ratified the appointment of Ernst & Young LLP, independent certified public accountants, as our independent auditors for the year ending December 31, 2001. The number of votes cast in favor of the appointment of Ernst & Young was 130,788,253, the number of votes cast against the proposal was 87,028 and the number of abstentions was 70,448.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

     (a)  Exhibits

2.1	Agreement to Sublease, dated as of August 25, 2000 (the “SBC Agreement”), by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings, Inc. (the “Registrant”) and Southern Towers, Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s report on Form 8-K dated August 25, 2000 and filed August 31, 2000).

2.2	Amendment No. 1 to the SBC Agreement, dated as of December 14, 2000. (incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728).

2.3	Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the other parties named therein as Sublessors, California Tower, Inc. and the Registrant (the “AirTouch Agreement”). (incorporated by reference to exhibit no. 2.9 to the Registrant’s Form 10-K for the year ended December 31, 1999).

2.4	Amendment to the Airtouch Agreement, dated as of March 8, 2001 (incorporated by reference to exhibit no. 2.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the amended registration statement on Form 8-A/A of the Registrant as filed on December 12, 2000).

3.2	Amended Bylaws (incorporated by reference to exhibit 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873).

10.5	Credit Agreement, dated as of February 22, 2001, by and among Communications, as Borrower; the Registrant, as a Guarantor; CIBC World Markets Corp. and Credit Suisse First Boston, as Joint Lead Arrangers and Bookrunners; CIBC World Markets Corp., Credit Suisse First Boston, Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Arrangers; Credit Suisse First Boston, as Syndication Agent; Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Co-Documentation Agents; Canadian Imperial Bank Of Commerce, as Administrative Agent and Collateral Agent; and other credit parties party thereto. (incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2000).

     (b)  Reports on Form 8-K

     None.