Form 10-Q
period 2001-09-30
SPECTRASITE HOLDINGS INC
filed 2001-11-14
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _________________________ to _________________________

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

YES [X]      No [  ]

As of October 31, 2001, the registrant had only one outstanding class of common stock, of which there were 153,156,320 shares outstanding.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At September 30, 2001 and December 31, 2000
(dollars in thousands)

	September 30,	December 31,
	2001	2000

Assets	(unaudited)
Current assets:

Cash and cash equivalents	$25,800	$552,653

Accounts receivable, net of allowance of $6,115 and $3,585	90,202	92,487

Costs and estimated earnings in excess of billings	25,777	20,531

Inventories	16,447	8,995

Prepaid expenses and other	13,027	10,044

Total current assets	171,253	684,710

Property and equipment, net	2,393,743	1,540,337

Goodwill and other intangible assets, net	523,171	570,749

Investments in affiliates	6,547	177,117

Other assets	73,549	81,192

Total assets	$3,168,263	$3,054,105

Liabilities and shareholders’ equity:

Current liabilities:

Accounts payable	$62,693	$54,562

Accrued expenses and other current liabilities	68,464	45,227

Billings in excess of costs and estimated earnings	8,357	10,218

Total current liabilities	139,514	110,007

Long-term debt	500,000	200,812

Senior notes	400,000	400,000

Senior convertible notes	200,000	200,000

Senior discount notes	990,894	908,243

Other long-term liabilities	25,641	10,243

Total liabilities	2,256,049	1,829,305

Shareholders’ equity:

Common stock ($0.001 par value, 300,000,000 shares authorized and 152,830,702 and 144,914,484 issued and outstanding at September 30, 2001 and December 31, 2000)	153	145

Additional paid-in-capital	1,650,101	1,492,845

Accumulated other comprehensive income	24,143	1,922

Accumulated deficit	(762,183)	(270,112)

Total shareholders’ equity	912,214	1,224,800

Total liabilities and shareholders’ equity	$3,168,263	$3,054,105

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September
30, 2001 and 2000
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues:

Site leasing	$58,214	$32,395	$157,603	$78,341

Network services	64,295	58,089	184,071	165,163

Total revenues	122,509	90,484	341,674	243,504

Operating expenses:

Costs of operations, excluding depreciation and amortization expense

Site leasing	24,709	12,419	65,009	31,997

Network services	48,971	44,170	144,754	126,401

Selling, general and administrative expenses	21,155	16,900	66,123	47,782

Depreciation and amortization expense	49,479	26,235	128,737	68,897

Non-recurring charges	—	—	72,323	—

Total operating expenses	144,314	99,724	476,946	275,077

Operating loss	(21,805)	(9,240)	(135,272)	(31,573)

Other income (expense):

Interest income	1,209	6,548	16,228	19,363

Interest expense	(54,015)	(37,736)	(155,746)	(97,535)

Other income (expense)	(165,491)	338	(214,959)	(656)

Total other income (expense)	(218,297)	(30,850)	(354,477)	(78,828)

Loss before income taxes	(240,102)	(40,090)	(489,749)	(110,401)

Income tax expense	1,038	790	2,322	1,408

Net loss	$(241,140)	$(40,880)	$(492,071)	$(111,809)

Net loss per common share (basic and diluted)	$(1.59)	$(0.31)	$(3.30)	$(0.98)

Weighted average common shares outstanding (basic and diluted)	151,473	133,743	149,266	114,116

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001
and 2000
(dollars in thousands)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Operating activities

Net loss	$(492,071)	$(111,809)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	100,678	45,946

Amortization of goodwill and other intangibles	28,059	22,951

Amortization of debt issuance costs	7,560	4,505

Amortization of senior discount notes	82,651	65,735

Non-cash compensation charges	1,594	1,273

Write-off of goodwill	44,476	—

Loss on disposal of assets	26,284	—

Write-off of loan to and investment in affiliates	149,405	—

Equity in net loss of affiliates	62,030	300

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	1,260	(43,429)

Costs and estimated earnings in excess of billings, net	(7,108)	(6,775)

Inventories	(7,452)	(3,719)

Prepaid expenses and other	(5,532)	(4,840)

Accounts payable	8,139	3,134

Other current liabilities	16,469	7,311

Net cash provided by (used in) operating activities	16,442	(19,417)

Investing activities

Purchases of property and equipment and intangibles	(792,395)	(331,072)

Refunds of deposits (deposits on) asset purchases	6,847	(23,000)

Investments in affiliates	(6,626)	(197,354)

Loans to affiliates	(27,400)	(3,325)

Acquisitions, net of cash acquired	(7,510)	(204,575)

Net cash used in investing activities	(827,084)	(759,326)

Financing activities

Proceeds from issuance of common stock	4,612	714,249

Stock issuance costs	(458)	(36,650)

Proceeds from issuance of long-term debt	300,000	—

Proceeds from issuance of senior notes	—	200,000

Proceeds from issuance of senior discount notes	—	299,974

Repayments of debt	(519)	(671)

Debt issuance costs	(19,846)	(17,057)

Net cash provided by financing activities	283,789	1,159,845

Net increase (decrease) in cash and cash equivalents	(526,853)	381,102

Cash and cash equivalents at beginning of period	552,653	37,778

Cash and cash equivalents at end of period	$25,800	$418,880

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$66,762	$29,733

Cash paid during the period for income taxes	$598	$1,073

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for acquisitions and property and equipment	$149,938	$109,136

Property and equipment acquired under capital lease	$16,893	$—

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

Revenue Recognition

     Site leasing revenues are recognized when earned. Fixed escalation clauses present in the lease agreements with the Company’s customers are recognized on a straight-line basis over the term of the lease. Network service revenues from site selection, construction and construction management activities are derived under service contracts with customers that provide for billing on a time and materials or fixed price basis. Revenues are recognized as services are performed with respect to time and materials contracts. Revenues are recognized using the percentage-of-completion method for fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Significant Customers

     In both the three and nine months ended September 30, 2001, one customer, that is a significant shareholder of the Company, accounted for 19% of revenues. In the three and nine months ended September 30, 2000, the same customer accounted for 22% and 24% of revenues, respectively. In the three months ended September 30, 2001, another customer, that is also a significant shareholder of the Company, accounted for 10% of revenues.

Non-recurring charges

     In May 2001, the Company announced that it would consolidate its rooftop management operations from Philadelphia, Pennsylvania into its corporate headquarters in Cary, North Carolina. As a result, the Company recorded non-recurring charges of $35.8 million of which $29.6 million related to the write-off of goodwill, $5.1 million related to the write-down of assets and $1.1 million related to the costs of employee severance and other costs related to the consolidation of these operations.

     In June 2001, the Company announced that it would divest its operations in Mexico. As a result, the Company recorded non-recurring charges of $32.2 million of which $10.7 million related to the write-off of goodwill, $17.6 million related to the write-down of assets and $3.9 million related to the costs of employee severance and other costs related to the divestiture. Also in June 2001, the Company announced that it would close operations from the purchase of Vertical Properties. As a result, the Company recorded non-recurring charges of $4.3 million of which $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income (Expense)

     Other income (expense) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Equity in net loss of affiliates	$(42,769)	$(38)	$(62,030)	$(1,146)

Write-down of investments in affiliates	(121,904)	—	(129,404)	—

Write-off of loan to affiliate	—	—	(20,000)	—

Other	(818)	376	(3,525)	490

	$(165,491)	$338	$(214,959)	$(656)

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

Impact of Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 in the fiscal year beginning January 1, 2002. The Company is currently assessing the financial impact, if any, of the adoption of these standards.

2. Property and Equipment

     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2001	2000

Towers	$2,242,063	$1,344,627

Equipment	42,615	23,295

Land	17,026	15,468

Buildings	35,335	17,427

Other	41,640	29,847

	2,378,679	1,430,664

Less accumulated depreciation	(197,584)	(98,205)

	2,181,095	1,332,459

Construction in progress	212,648	207,878

Property and equipment, net	$2,393,743	$1,540,337

3. Acquisition Activities

     During the nine months ended September 30, 2001, the Company consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate purchase price of approximately $642.3 million, including the issuance of approximately 6.6 million shares of common stock valued at $150.0 million. The principal transactions were as follows:

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

     The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, the Company paid for the towers included in that closing according to a formula contained in the master sublease. During 2000, the Company subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company on the date of the final closing. In March 2001, the Company agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. On June 29, 2001, the Company subleased six additional towers for aggregate consideration of $2.0 million.

     SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$325.0 million. The Company will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, the Company entered into a five-year exclusive build-to-suit agreement with SBC under which it will develop and construct substantially all of SBC’s new towers during the term of the agreement. The SBC transaction will close in stages. The initial closing occurred on December 14, 2000 and involved 739 towers, for which the Company paid $175.0 million in cash and issued 2.5 million shares of common stock valued at $57.9 million. In the nine months ended September 30, 2001, the Company subleased an additional 1,769 towers, for which the Company paid $453.3 million in cash and issued 6.6 million shares of common stock.

4. Financing Transactions

Credit Facility

     In connection with the acquisition of communications towers from Nextel Communications, Inc. in April 1999, SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. In February 2001, Communications amended and restated its credit facility to, among other things, provide for an aggregate borrowing capacity of up to $1.3 billion, subject to certain conditions. The amended and restated credit facility consists of a $350.0 million revolving credit facility of which $50.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to the earlier of February 22, 2002 or the date on which at least 50% of the multiple draw term loan has been funded, and, after that date, the entire $350.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior September 30, 2003 of which the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, of which the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $500.0 million outstanding under the credit facility at September 30, 2001.

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

     The amended and restated credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. Communications, however, is permitted to pay dividends for the purpose of paying interest on SpectraSite’s senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the amended and restated credit facility

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Capital Lease

     In February 2001, the Company entered into a capital lease for a building adjacent to its corporate headquarters. In addition, the Company enters into various capital leases for vehicles and equipment. At September 30, 2001, the current portion of the capital lease obligation of $3.5 million is included in accrued and other current liabilities. The long-term portion of the capital lease obligation of $13.5 million is included in other long-term liabilities.

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

     Summarized financial information concerning the reportable segments as of and for the three and nine months ended September 30, 2001 and 2000 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been allocated to a specific segment.

		Network
	Site Leasing	Services	Other	Total

	(in thousands)
Three months ended September 30,

2001

Revenues	$58,214	$64,295	$—	$122,509

Income (loss) before income taxes	32,593	13,213	(285,908)	(240,102)

Assets	2,381,057	195,896	591,310	3,168,263

2000

Revenues	$32,395	$58,089	$—	$90,484

Income (loss) before income taxes	17,401	9,060	(66,551)	(40,090)

Assets	1,204,683	119,635	1,196,547	2,520,865

		Network
	Site Leasing	Services	Other	Total

	(in thousands)
Nine months ended September 30,

2001

Revenues	$157,603	$184,071	$—	$341,674

Income (loss) before income taxes	85,029	31,853	(606,631)	(489,749)

Assets	2,381,057	195,896	591,310	3,168,263

2000

Revenues	$78,341	$165,163	$—	$243,504

Income (loss) before income taxes	40,346	20,438	(171,185)	(110,401)

Assets	1,204,683	119,635	1,196,547	2,520,865

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of September 30, 2001, we owned or operated 7,550 towers as compared to 5,030 towers at December 31, 2000.

Results of Operations

Three months ended September 30, 2001 compared to the results for the three months ended September 30, 2000.

     Consolidated revenues for the three months ended September 30, 2001 were $122.5 million, an increase of $32.0 million from the three months ended September 30, 2000. Revenues from site leasing increased to $58.2 million for the three months ended September 30, 2001 from $32.4 million for the three months ended September 30, 2000, primarily as a result of revenues derived from towers acquired or built from September 30, 2000 to September 30, 2001. We owned or operated 7,550 communications towers at September 30, 2001 compared to 3,909 communications towers at September 30, 2000. The remaining factor contributing to the increase in revenue from site leasing is incremental revenue in 2001 from new co-location tenants on towers that were part of our portfolio on September 30, 2000.

     Revenues from network services increased to $64.3 million for the three months ended September 30, 2001 compared to $58.1 million in the three months ended September 30, 2000, primarily as a result of revenue generated from acquisitions, new construction offices and increased demand for existing services.

     Costs of operations increased to $73.7 million for the three months ended September 30, 2001 from $56.6 million for the three months ended September 30, 2000. Costs of operations for site leasing as a percentage of site leasing revenues increased to 42.4% for the three months ended September 30, 2001 from 38.3% for the three months ended September 30, 2000 primarily due to additions of towers in 2001 that have fewer tenants per tower and higher costs as a percentage of site leasing revenue than our existing towers, partially offset by new co-location tenants added in 2001. As our site leasing operations mature, additional tenants on our towers are expected to generate a decrease in costs of operations for site leasing as a percentage of site leasing revenues and an increase in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues remained essentially flat at 76.2% for the three months ended September 30, 2001 as compared to 76.0% for the three months ended September 30, 2000.

     Selling, general and administrative expenses increased to $21.2 million for the three months ended September 30, 2001 from $16.9 million for the three months ended September 30, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in our ongoing activities. The amount recorded as non-cash compensation was $0.5 million in both the three months ended September 30, 2001 and September 30, 2000. Selling, general and administrative expenses as a percentage of revenues decreased to 17.3% for the three months ended September 30, 2001 from 18.7% for the three months ended September 30, 2000 primarily due to cost reduction efforts implemented in the second quarter of 2001.

     Depreciation and amortization expense increased to $49.5 million for the three months ended September 30, 2001 from $26.2 million for the three months ended September 30, 2000 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

     Net interest expense increased to $52.8 million during the three months ended September 30, 2001 from $31.2 million for the three months ended September 30, 2000, reflecting additional interest expense due to the issuance of our 6.75% senior convertible notes due 2010 in November 2000 and our 12.5% senior notes due 2010 in December 2000, as well as $300 million in additional borrowings under our credit facility in February 2001.

     Other income (expense) was an expense of $165.5 million in the three months ended September 30, 2001. Of this amount, $42.6 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd. and $121.9 million related to the write-down of our investment in SpectraSite-Transco to its realizable value. We completed the sale of our interest in SpectraSite-Transco in October 2001. Other income (expense) was income of $0.3 million in the three months ended September 30, 2000.

Nine Months ended September 30, 2001 compared to the results for the nine months ended September 30, 2000.

     Consolidated revenues for the nine months ended September 30, 2001 were $341.7 million, an increase of $98.2 million from the nine months ended September 30, 2000. Revenues from site leasing increased to $157.6 million for the nine months ended September 30, 2001 from $78.3 million for the nine months ended September 30, 2000, primarily as a result of revenues derived from towers acquired or built from September 30, 2000 to September 30, 2001. We owned or operated 7,550 communications towers at September 30, 2001 compared to 3,909 communications towers at September 30, 2000. The remaining factor contributing to the increase is incremental revenue in 2001 from new co-location tenants on towers that were part of our portfolio on September 30, 2000.

     Revenues from network services increased to $184.1 million for the nine months ended September 30, 2001 compared to $165.2 million in the nine months ended September 30, 2000, primarily as a result of revenue generated from acquisitions, new construction offices and increased demand for existing services.

     Costs of operations increased to $209.8 million for the nine months ended September 30, 2001 from $158.4 million for the nine months ended September 30, 2000. Costs of operations for site leasing as a percentage of site leasing revenues increased to 41.2% for the nine months ended September 30, 2001 from 40.8% for the nine months ended September 30, 2000 primarily due to additions of towers in 2001 that have fewer tenants per tower and higher costs as a percentage of site leasing revenue than our existing towers, partially offset by new co-location tenants added in 2001. As our site leasing operations mature, additional tenants on our towers are expected to generate a decrease in costs of operations for site leasing as a percentage of site leasing revenues and an increase in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 78.6% for the nine months ended September 30, 2001 from 76.5% for the nine months ended September 30, 2000. This increase is primarily due to costs associated with the opening of new construction offices in the first half of 2001.

     Selling, general and administrative expenses increased to $66.1 million for the nine months ended September 30, 2001 from $47.8 million for the nine months ended September 30, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth in our ongoing activities. Non-cash compensation included in selling, general and administrative expenses was $1.6 million in the nine months ended September 30, 2001 and $1.3 million in the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues decreased to 19.4% for the nine months ended September 30, 2001 from 19.6% for the nine months ended September 30, 2000 primarily due to cost reduction efforts implemented in the second quarter of 2001.

     Depreciation and amortization expense increased to $128.7 million for the nine months ended September 30, 2001 from $68.9 million for the nine months ended September 30, 2000 primarily as a result of the increased depreciation from the towers we have acquired or constructed and amortization of goodwill related to acquisitions.

     Non-recurring charges for the nine months ended September 30, 2001 were $72.3 million, consisting of $35.8 million in non-recurring charges relating to the decision to consolidate our rooftop management operations from Philadelphia, Pennsylvania to Cary, North Carolina, $32.2 million in non-recurring charges relating to the decision to divest operations in Mexico, and $4.3 million relating to the decision to close operations from the purchase of Vertical Properties. Of the $35.8 million relating to the consolidation of the rooftop management operations, $34.4 million related to the write-off of goodwill, $0.3 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations. Of the $32.2 million relating to the divestiture of operations in Mexico, $10.7 million related to the write-off of goodwill, $17.6 related to the write-down of assets in Mexico and $3.9 million was related to the costs of employee severance and other costs related to the divestiture. Of the $4.3 million relating to Vertical Properties, $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing. In the fourth quarter, we anticipate recording a non-recurring charge between $15.0 million and $25.0 million relating to a reduction in the scale of our new tower development operations. Included in this charge will be write-offs of construction in progress related to sites in development that will be terminated as well as costs related to the termination of employees and the closing of a number of offices.

     Net interest expense increased to $139.5 million during the nine months ended September 30, 2001 from $78.2 million for the nine months ended September 30, 2000, reflecting additional interest expense due to the issuance of our 12.875% senior discount notes due 2010 and 10.75% senior notes due 2010 in March 2000, our 6.75% senior convertible notes due 2010 in November 2000 and our 12.5% senior notes due 2010 in December 2000, as well as $300 million in additional borrowings under our credit facility in February 2001.

     Other income (expense) was an expense of $215.0 million in the nine months ended September 30, 2001. Of this amount, $61.8 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd., $121.9 million related to the write-down of our investment in SpectraSite-Transco and $20.0 million related to the write-off of a loan to SpectraSite-Transco. We completed the sale of our interest in SpectraSite-Transco in October 2001. In addition, $7.5 million related to a write-off of the Company’s investment in Evolution Holdings, Inc., a network services company that ceased operations in the second quarter. Other income (expense) was an expense of $0.7 million in the nine months ended September 30, 2000 primarily due to a loss from our investment in SpectraSite-Transco.

Liquidity and Capital Resources

     SpectraSite is a holding company whose only significant asset is the outstanding capital stock of its subsidiaries, Communications and SpectraSite International. SpectraSite’s only source of cash to pay interest on and principal of our debt is distributions from SpectraSite Communications and SpectraSite International. Prior to July 15, 2003, interest expense on the 12% senior discount notes due 2008 will consist solely of non-cash accretion of an original issue discount and the notes will not require annual cash interest payments. After such time, the 12% senior discount notes due 2008 will have accreted to approximately $225.2 million and will require semi-annual cash interest payments of $13.5 million. These notes mature on July 15, 2008. The 11 1/4% senior discount notes due 2009 will not require cash interest payments prior to October 15, 2004 and mature on April 15, 2009. On April 15, 2004, the 11 1/4% senior discount notes due 2009 will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 12 7/8% senior discount notes due 2010 will not require cash interest payments prior to October 15, 2005, and mature March 15, 2010. On March 15, 2005, the 12 7/8% senior discount notes due 2010 will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 10 3/4% senior notes due 2010 require semi-annual cash interest payments of $10.75 million and mature March 15, 2010. The 6 3/4% convertible notes require semi-annual cash interest payments of $6.75 million and mature on November 15, 2010. The 12 1/2% senior notes due 2010 require semi-annual cash interest payments of $12.5 million and mature on November 15, 2010. Furthermore, our credit facility provides for periodic principal and interest payments.

     We currently have $500.0 million outstanding and $800.0 million available under our credit facility to fund new tower construction and acquisition activity. The weighted average interest rate on outstanding borrowings under our credit facility as of September 30, 2001 was 6.82%. The facility also requires compliance with certain financial covenants. We are in compliance with those covenants. In October 2001, we amended financial covenants under the credit facility to delay the step-down of the bank borrower leverage covenant limit and the step-up of the interest ratio limit. The amendment increased our applicable interest rate margins over the Canadian Imperial Bank of Commerce’s base rate and the London Interbank Offered Rate by 0.50%. In addition, our cash and cash equivalents were $25.8 million at September 30, 2001.

     Our ability to fund capital expenditures, make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a large extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures, primarily to fund the construction and acquisition of additional communications towers. We believe that cash flow from operations, available cash on hand and anticipated available borrowings under our credit facility will be sufficient to fund capital expenditures for the foreseeable future. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity or reduce the scope of tower construction and acquisition activity. We cannot assure you that we will generate sufficient cash flow from operations, or that future borrowings or equity financing will be available, on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

Cash Flows

     For the nine months ended September 30, 2001, cash flows provided by operating activities were $16.4 million compared to cash flows used in operating activities of $19.4 million for the nine months ended September 30, 2000. The change is primarily attributable to an increase in earnings before interest, taxes, depreciation, amortization and other non-cash charges.

     For the nine months ended September 30, 2001, cash flows used in investing activities were $827.1 million compared to cash flows used in investing activities of $759.3 million for the nine months ended September 30, 2000. In the nine months ended September 30, 2001, SpectraSite invested $792.4 million to purchase property and equipment, primarily related to the acquisition of communications towers. In the nine months ended September 30, 2000, SpectraSite invested $354.1 million to purchase property and equipment and for deposits on future acquisitions, primarily related to the acquisition of communications towers. In addition, we used an aggregate of $204.6 million in connection with our acquisitions of Lodestar, Telco, Apex and Vertical Properties and the acquisitions of substantially all of the assets of International Towers and BCS Wireless. We also invested $197.4 million in affiliates, primarily related to our joint venture with Transco.

     In the nine months ended September 30, 2001, cash flows provided by financing activities were $283.8 million as compared to $1,159.8 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2001, cash flows provided by financing activities consisted primarily of $300.0 million of borrowings under our amended credit facility partially offset by $19.9 million of debt issuance costs. In the nine months ended September 30, 2000, cash flows provided by financing activities were attributable to the net proceeds from the issuance of common stock, the 11 1/4% discount notes due 2010 and the 10 3/4% senior notes due 2010.

Acquisition Activities

     During the nine months ended September 30, 2001, we consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate purchase price of $642.3 million, including the issuance of approximately 6.6 million shares of common stock valued at $150.0 million. The principal transactions were as follows:

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

     SBC transaction — On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications in exchange for $982.7 million in cash and approximately 14.3 million shares of common stock, subject to adjustment, valued at $325.0 million. We will manage, maintain and lease available space on the SBC towers and will have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, we entered into a five-year exclusive build-to-suit agreement with SBC under which we will develop and construct substantially all of SBC’s new towers during the term of the agreement. The SBC transaction will close in stages. The initial closing occurred on December 14, 2000 and involved 739 towers, for which we paid $175.0 million in cash and issued 2.5 million shares of common stock. In the nine months ended September 30, 2001, we subleased an additional 1,769 towers, for which we paid $453.3 million in cash and issued 6.6 million shares of common stock valued at $150.0 million. In October 2001, we subleased an additional 86 towers, for which we paid $22.4 million in cash and issued 325,618 shares of common stock. In November 2001, we completed an agreement to modify the SBC agreement. These modifications provide for us to sublease the rights to a total of 3,600 towers, a reduction of 300 from the original plan. We will sublease the rights to 242 towers from SBC in the next two quarters and will complete the sublease of the remaining 850 towers over a ten-month period beginning April 2003. In addition, we will receive all new co-location revenue on all towers remaining to be subleased beginning in February 2002.

Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 in the fiscal year beginning January 1, 2002. We are currently assessing the financial impact, if any, of the adoption of these standards.

ITEM 3– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of September 30, 2001. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under our credit facility are not included in the table. We have no long-term variable interest obligations other than borrowings under our credit facility.

	Expected Maturity Date

	2001	2002	2003	2004	2005	Thereafter	Total

	(dollars in thousands)
Long–term obligations:

Fixed rate	$—	$—	$—	$—	$—	$1,590,894	$1,590,894

Average interest rate	—	—	—	—	—	11.24%	11.24%

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the third quarter of 2001, we issued 1,379,058 shares of unregistered common stock and paid approximately $94.8 million in cash to affiliates of SBC Communications in exchange for leasehold and subleasehold interests in an aggregate of 369 wireless communications towers. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. SBC represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities. SBC had adequate access to information about SpectraSite.

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

Date: November 12, 2001	SPECTRASITE HOLDINGS, INC. (Registrant)

/s/DAVID P. TOMICK

David P. Tomick Executive Vice President, Chief Financial Officer and Secretary

/s/DANIEL I. HUNT

Daniel I. Hunt Vice President- Finance and Administration, Principal Accounting Officer