Form 10-K405
period 2001-12-31
SPECTRASITE HOLDINGS INC
filed 2002-03-22
CIK 1072048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-27217

SpectraSite Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2027322 (I.R.S. Employer Identification No.)

100 Regency Forest Drive, Suite 400 Cary, North Carolina (Address of principal executive offices)	27511 (Zip Code)

(Registrant’s telephone number, including area code)

(919) 468-0112

Securities Registered Pursuant to Section 12(b) of the Act:

None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

      As of February 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $100,628,699 based on the closing price on the Nasdaq National Market on such date.

      There were 153,571,078 shares of Common Stock outstanding as of February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SPECTRASITE HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, those set forth in Part I, Item 1a. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

PART I

Item 1.  Business

  Introduction

      SpectraSite Holdings, Inc. is a Delaware corporation. Our principal executive offices are located at 100 Regency Forest Drive, Suite 400, Cary, North Carolina 27511, and our telephone number at that address is (919) 468-0112. Our World Wide Web site address is http://www.spectrasite.com. The information in our website is not part of this report.

      We operate in two business segments, site leasing and network services. For financial information about our business segments, as well as financial information about the geographic areas in which we operate, refer to Note 11 to our consolidated financial statements located elsewhere in this report.

      In this report, “Holdings” refers to SpectraSite Holdings, Inc. and “SpectraSite,” “we,” “us” and “our” refer to SpectraSite Holdings, Inc., its wholly owned subsidiaries and all predecessor entities collectively, unless the context requires otherwise. The term “common stock” refers to Holdings’ common stock, par value $.001 per share.

  Overview

      We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing in-building and rooftop telecommunications access on commercial real estate, network planning and deployment and construction of towers and related wireless facilities. Our customers are leading wireless service providers, including AT&T Wireless, Cingular, Nextel, Sprint PCS, Verizon Wireless, VoiceStream and their affiliates, and broadcasters, including Paxson Communications and Pegasus Communications. As of December 31, 2001, we own or manage over 20,000 sites, including 7,925 towers, primarily in the top 100 markets in the United States and with major metropolitan market clusters in Los Angeles, Chicago, San Francisco, Philadelphia, Detroit and Dallas.

      The wireless communications industry is growing rapidly and carriers are making large capital investments to expand their networks. We believe that the number of wireless communications sites, including towers, is likely to continue to increase together with the growth in demand for wireless services. This expected growth in communications sites is the result of several factors, including:

•	the continuing build-out of higher frequency technologies, such as personal communications services, which have a reduced cell range and require a more concentrated network of towers than previous wireless technologies;

•	the need to expand the capacity of existing networks to accommodate growth in subscribers and minutes of use; and

•	the emergence of new wireless technologies.

      As carriers deploy these networks, they are faced with a proliferation in both the number and type of competitors. Because of this increasingly competitive environment, carriers must also focus on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better call quality, faster data transmission and lower prices.

      We believe that as carriers face the increased challenges of expanding their networks and improving their services, they must allocate their available capital and resources in the most efficient manner. In particular, carriers are increasingly outsourcing tower ownership, as well as network planning deployment and management, to independent tower owners like SpectraSite. This outsourcing allows our customers to focus on their core competencies and to rely on us for planning and deploying their networks. Our services are designed to improve our customers’ competitive positions through the efficient planning, deployment and management of their networks.

  Products and Services

  Site Leasing

     Tower Ownership, Leasing and Management

      We are one of the largest independent owners and operators of wireless communications and broadcast towers in the United States and Canada. We provide antenna site leasing services, which primarily involve the leasing of antenna space on our communications and broadcast towers to wireless carriers and broadcasters. In leasing antenna space, we generally receive monthly lease payments from customers. Our wireless customer leases typically have original terms of five to ten years, with four or five renewal periods of five years each, and usually provide for periodic rent increases. Monthly lease pricing varies with the tower location and the number and type of antennas installed on a given site.

      The following chart shows the locations of our towers, including 69 broadcast towers, as of December 31, 2001:

Number
State/Province	of Towers

California	1,340
Texas	989
Illinois	733
Ohio	544
Michigan	384
Florida	349
Missouri	320
Georgia	223
Alabama	206
Pennsylvania	204
Oklahoma	202
New York	182
North Carolina	175
Louisiana	174
Washington	147
Indiana	129
Wisconsin	122
Maryland	110
Mississippi	99
Nevada	96
Tennessee	94
Arkansas	87
New Jersey	84
Oregon	82
Kansas	75
Massachusetts	67
South Carolina	66
Iowa	65
Idaho	62
Utah	61
Arizona	59
Connecticut	53
Minnesota	52
Virginia	49
Colorado	46
New Mexico	31
Delaware	25
Quebec	24
West Virginia	22
Other	93

Total	7,925

      On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”). In addition, we entered into a five-year exclusive build-to-suit agreement with Cingular, an affiliate of SBC, under which we will develop and construct towers for Cingular. On November 14, 2001, we completed an amendment to the SBC acquisition agreements. This amendment reduces the maximum number of towers that we will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers (2,665 of which were acquired during 2000 and 2001 and are included in the chart above) and under the terms of the amended agreement, we agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004.

      In November 2001, we announced that we would reduce our planned new tower acquisition and construction programs for 2002. We expect to construct between 300 and 350 new towers during 2002, primarily for Cingular.

          In-Building Access and Wireless Rooftop

      We are a leading provider of in-building neutral host distributed antenna systems serving telecommunications carriers in the United States. We have the exclusive rights to provide in-building systems in over 300 retail shopping malls, casino/hotel resorts and office buildings in the United States, including, the MGM-Mirage and Park Place Entertainment properties in Las Vegas, Hard Rock Hotel and Casino in Las Vegas, and Trump Properties in Atlantic City, and the nationwide retail mall portfolios of Rouse, Simon, Taubman and Westfield.

      For property owners, a neutral host in-building system can boost the value of the property and give the property a competitive advantage in attracting tenants and guests by offering improved cellular coverage and enhanced mobile quality. For communications carriers, a neutral host in-building system provides its subscribers enhanced quality and better coverage in particular locations and gives the carriers the opportunity to offload traffic from the area network to the in-building system once a subscriber enters the building. Our in-building systems can accommodate the full spectrum of wireless service providers, including personal communications service, cellular, enhanced specialized mobile radio, specialized mobile radio, wireless data, paging and virtual private networks. Supplementing and connecting to our in-building system, patch antennas can be mounted on the sides of buildings to focus coverage on street and sidewalk traffic, which addresses the common problem of urban canyons found in densely developed areas such as midtown and downtown Manhattan.

      Our leases with property owners for the rights to install and operate the in-building systems are generally for an initial period of ten years. Some of these leases contain automatic extension provisions and continue after the initial period unless terminated by SpectraSite. Under these leases, we are the exclusive operator of in-building neutral host distributed antenna systems for the term of the lease. We are also responsible for marketing the property as part of our portfolio of telecommunications sites and for installing, operating and maintaining the distributed antenna system at the properties. We grant rights to communications carriers to attach their equipment to our in-building system for a fee under licenses with the carriers that typically have an initial term of ten years. We typically share a portion of the collected fees with the property owners.

      We also provide rooftop services to telecommunications service providers in the United States. We are the exclusive site manager for over 12,400 real estate properties, with significant access clusters in New York, Philadelphia, Baltimore/ Washington, Atlanta, New England, Florida, Western Pennsylvania/ Ohio/ Indiana, Chicago, Seattle, Southern California, Texas and St. Louis. Wireless service providers utilize our managed rooftop sites as transmitting locations, often where there are no existing towers for co-location or where new towers are difficult to build. Our transmitting tenants encompass a broad array of wireless service providers, including personal communications service, cellular, enhanced specialized mobile radio, specialized mobile radio, wireless data, two-way radio, microwave, wireless cable and paging companies. We provide services to the facilities-based (wired and wireless) competitive local exchange carrier and Internet service provider market, including Cogent Communications Group and Yipes Communications. These access agreements are, to date, predominantly for office and industrial properties.

      Our rooftop management contracts are generally for an initial period of three to five years. These contracts contain automatic extension provisions and continue after the initial period unless terminated by either party. Under these contracts, we are engaged as the exclusive site manager for rooftop management. In many cases, we are also engaged as the exclusive manager for riser and telecommunications access management. As the site manager, we are responsible for marketing the properties as part of our portfolio of potential telecommunications sites, reviewing existing license agreements, negotiating new license agreements, managing and enforcing those agreements, supervising installation of equipment by carriers to ensure, among other things, non-interference with other users, as well as site billing, collections and contract administration. For these services, we receive a percentage of occupancy fees. Upon any termination of a management contract with a building owner, unless due to our default, we are entitled to continue to receive our percentage with respect to carriers added during the term of our management agreement for so long as they remain tenants.

     Network Services

          Network Design and Deployment Services

      We are a leading provider of design and deployment services for wireless networks. These services include architectural and engineering design, tower construction, line and antenna installation and site acquisition services. We offer these services individually and as an integrated package. We believe that we have a competitive advantage in our ability to provide comprehensive network development services by eliminating our customers’ need to seek services from different providers.

      In providing these network design and deployment services, we have developed the capability to effectively manage multiple site acquisition and tower development projects in various locations at the same time. Where appropriate, we supplement our in-house expertise with a pre-qualified pool of local contractors and advisors. In addition, we have developed detailed and standardized site acquisition and construction specifications and procedures that allow us to rapidly construct tower networks. Wireless carriers can require aggressive network build-out schedules, and uniform procedures and specifications allow for reduced employee training time, improved vendor performance and quicker identification of potential tower sites.

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

      We also offer the ability to construct the switch facility that controls an antenna’s communications with other communications sites. Although switch construction is not performed at every project site, it is an additional specialty service we provide.

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

     Broadcast Tower Services

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

      In 1996, the FCC mandated the conversion of analog television signals to digital. In general, the mandate provides that by May 1, 2002, each commercial television station in the United States must complete construction of new digital broadcasting facilities. (Non-commercial stations have been given until May 1, 2003, to complete digital construction.) By April 21, 2003, all television stations must be simulcasting at least 50% of their programming on both their analog and digital facilities and must convert to 100% simulcasting within two years. The simulcasting transition is scheduled to end in 2006, when television broadcasters will be required to terminate analog service, unless that date has been extended based on satisfaction of statutory standards demonstrating that significant portions of the viewing public do not have the ability to receive digital television signals. Although these deadlines have resulted from past extensions by the FCC of previous deadlines, various broadcasters have requested that the FCC further extend the current conversion deadlines. The FCC recently declined to issue a blanket extension of the current deadlines, and instead agreed to consider extension requests by particular broadcasters on a case-by-case basis. The FCC also made it easier for broadcasters to qualify for such extensions. We believe that, although the planned conversion to digital might continue to be delayed indefinitely through FCC extensions or the failure of various broadcasters to complete the conversion in accordance with the established deadlines, if and when the conversion occurs it will create significant potential for increased demand for co-location on broadcast towers and related services.

      Broadcast towers require a high level of technical design and erection expertise, as they reach heights of up to 2,000 feet. The existing domestic broadcast tower infrastructure was generally developed to accommodate individual broadcast signals. This broadcast tower infrastructure was built primarily in the 1940’s and 1950’s. Today, it is considered to be at capacity and somewhat antiquated. The FCC mandate requiring the conversion of analog to digital broadcast signals potentially creates significant infrastructure deployment requirements for the broadcast community in the United States. In addition, the engineering and construction expertise for broadcast towers is limited to a relatively small number of fabrication and construction companies that specialize in broadcast towers.

Customers

      Our primary customers currently are Nextel, Cingular and Sprint PCS, which represented approximately 20%, 10% and 7% of our revenues, respectively, for the year ended December 31, 2001. Our other customers include several of the largest wireless service providers in the United States, including AT&T Wireless, Verizon Wireless and VoiceStream. We also have provided services to enhanced specialized mobile radio, specialized mobile radio and cellular wireless providers. For the year ended December 31, 2000, Nextel and Sprint PCS accounted for 25% and 12% of our revenues, respectively. For the year ended December 31, 1999, Nextel accounted for 35% of our revenues. Affiliates of Nextel and Cingular are two of our significant shareholders.

Sales and Marketing

      We believe that our ability to satisfy a wide range of our customers’ network deployment requirements make us a preferred provider of all outsourced antenna site and network services. Our sales and marketing goals are to:

•	use existing relationships and develop new relationships with wireless service providers to lease antenna space on our owned and managed communication sites; and

•	form affiliations with select communications system vendors who utilize end-to-end services, including those provided by SpectraSite, which will enable us to market our services and products through additional channels of distribution.

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

     Competition

      Our principal competitors include American Tower Corp., Crown Castle International Corp., Pinnacle Holdings, Inc., SBA Communications Corp., Sprint Sites USA, numerous independent tower operators and the owners of non-tower antenna sites, including rooftops, water towers and other alternate structures. Wireless service providers, such as AT&T Wireless and Sprint PCS, own and operate their own tower networks and lease (or may in the future decide to lease) antenna sites to other providers. We compete principally on the basis of tower location and capacity, price, quality of service and density of service within geographic market.

      The emergence of new technologies that do not require ground-based antenna sites and that can be substituted for those that do, could have a negative impact on our operations. The growth in delivery of video, voice and data services by satellites, which allow communication directly to users’ terminals without the use of ground-based facilities, could lessen demand for our services. Low earth orbit satellite systems provide mobile voice and data services to consumers, as well as to government and defense industry customers. Other geostationary orbit satellite systems provide television and Internet access services directly to home and small office users. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high speed data services directly to consumers. Although these systems are highly capital-intensive, the existing ones currently, and along with future systems will more increasingly, compete with land-based wireless communications systems, thereby reducing the demand for the infrastructure services we provide.

      Besides expanding the use of systems that do not require ground-based antenna systems, technological developments are also making it possible for carriers to expand their use of existing facilities to expanded service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements (such as Cingular’s recently announced infrastructure joint ventures with VoiceStream and AT&T Wireless), sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.

      In addition, wireless service providers frequently enter into agreements with competitors allowing them to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home providers’ services. These roaming agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antennas on communications sites we own.

     Employees

      As of December 31, 2001, SpectraSite had 2,284 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good. Due to the nature of the site construction business, we may experience fluctuations in the number of our employees as site construction contracts are entered into or completed.

     International

      During 2001 we ceased development efforts in Europe and Mexico. Our primary focus is on operations in the United States and Canada.

     Regulatory and Environmental Matters

     Federal Regulations

      Both the FCC and the FAA regulate towers used for communications transmitters and receivers. These regulations control the siting, marking and lighting of towers and generally, based on the characteristics of the tower, require registration of tower facilities with the FCC. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency being used and the service provided. In addition to these regulations, SpectraSite must comply with certain environmental laws and regulations.

      Under the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct new communications sites or modify existing communications sites that could affect air traffic must be filed with and reviewed by the FAA to ensure the proposals will not present a hazard to aviation. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements. The FCC will not authorize the operation of communications antennas on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA. The FCC also enforces special lighting and marking requirements. Owners of towers on which communications antennas are located have an obligation to maintain marking and lighting to conform to FCC standards. Tower owners also bear the responsibility of notifying the FAA of any tower lighting failures. We generally outsource the monitoring of the lighting of our towers to contractors that specialize in those services. However, under the FCC’s rules, we remain fully liable for the acts and omissions of those contractors. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with the applicable requirements (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement action, as well as civil penalties, contractual liability and/or tort liability.

      The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities’ jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with the FCC regulations. The 1996 Act also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

      In October 2000, the FCC adopted rules and policies related to telecommunications service providers’ access to rooftops, other rights-of-way and conduits in multi-tenant buildings. The FCC prohibited telecommunications carriers in commercial settings from entering into new exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers. The FCC also established procedures to ensure that the demarcation point in buildings, which marks the end of the incumbent local exchange carrier’s control over on-premises wiring and the beginning of the customer’s or building owner’s control, will, at the premises owner’s request, be at the “minimum point of entry” to the structure rather than further inside the premises. In addition, the FCC determined that, under the Communications Act, utilities, including local exchange carriers, will be required to afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way in customer buildings, to the extent such conduits and rights-of-way are owned or controlled by the utility. Finally, the FCC amended its existing rules to give building tenants the same ability to place on their leased or owned property small satellite dishes for receiving telecommunications and other fixed wireless signals that they currently have for receiving video services.

      In the same October 2000 action, the FCC sought comment on a number of related issues, including whether the prohibition on exclusive contracts should be extended to residential buildings; whether it should be broadened to prohibit preferences other than exclusive access, such as exclusive marketing or landlord bonuses for tenants; whether the FCC should prohibit carriers from enforcing exclusive access provisions in existing contracts for commercial or residential multi-tenant buildings; and whether the agency has authority to prohibit local exchange carriers from providing services to multi-tenant buildings where the owners maintain policies unreasonably preventing competing carriers from gaining access to potential customers within the building. Federal legislation addressing the building access issue had also been pending before the FCC action was adopted. We cannot predict with certainty whether, and if so, when, the FCC’s proposals or any related legislative initiatives will be adopted, and, if they are, the effect they will have on our business.

          State and Local Regulations

      Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, SpectraSite outsources site acquisition to licensed real estate brokers or agents. Local regulations and restrictions include building codes and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations and restrictions vary greatly, but typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction and prior to modifications of towers, including installation of equipment for new customers. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build or modify towers have encountered an array of obstacles arising from state and local regulation of tower site construction and modification, including environmental assessments, fall radius assessments, marking and lighting requirements, and concerns with interference with other electronic devices. The delays resulting from the administration of such restrictions can last for several months and, when appeals are involved, can take several years.

     Environmental and Related Regulations

      Owners and operators of communications towers are subject to environmental laws. The FCC’s decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or co-locating a new tenant on a tower. In the event the FCC determines that a proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. In addition, various environmental groups routinely petition the FCC to deny applications to register new towers. This regulatory process can be costly and could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws which may require investigation and clean-up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

Item 1a.     Risk Factors

      The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we make or our representatives make from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

We have substantial indebtedness, and servicing our indebtedness could reduce funds available to grow our business.

      We are, and will continue to be, highly leveraged. As of December 31, 2001, we had total consolidated indebtedness of approximately $2.3 billion. Our high level of indebtedness could interfere with our ability to grow. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to less leveraged competitors.

      Our ability to generate sufficient cash flow from operations to pay the principal of, and interest on, our indebtedness is uncertain. In particular, we may not meet our anticipated revenue growth and operating expense targets, and, as a result, our future debt service obligations could exceed cash available to us. Further, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Repayment of the principal of our outstanding indebtedness will require additional financing. We are not certain of the source or availability of any such financing at this time.

      We currently anticipate that, in order to pay the principal of our outstanding indebtedness, or to redeem or repurchase such indebtedness upon a change of control, as defined in the instruments governing our indebtedness, we will be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We continuously evaluate our capital structure in light of our capital needs and market conditions and from time to time consider transactions to raise additional capital, reduce or refinance our indebtedness or otherwise alter our existing capital structure. These transactions often include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock, which would dilute our existing stockholders. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. We cannot assure you that we could effect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the principal of our indebtedness or that any of such alternatives would be permitted by the terms of our credit facility and other indebtedness then in effect.

We are not profitable and expect to continue to incur losses.

      We incurred net losses of $654.8 million for the year ended December 31, 2001. We have not achieved profitability and expect to continue to incur losses for the foreseeable future.

We anticipate significant capital expenditures and may need additional financing which may not be available.

      Over time, we will continue to require significant capital expenditures for the construction and acquisition of communication sites. We have agreed to acquire 894 towers from SBC from April 2003 to January 2004 and have agreed to build towers for Cingular, an affiliate of SBC, over the next four years. Under our build-to-suit agreement with Cingular, we will be required to construct new towers in locations to be determined by Cingular. These towers may have limited appeal to other providers of wireless communications services, which may limit our opportunities to attract additional tenants, which, in turn, could have a material adverse effect on our business, financial condition or results of operations. We had cash and cash equivalents of $31.5 million at December 31, 2001. We also had $695.0 million outstanding under our credit facility at that date. The remaining $605.0 million under the credit facility was undrawn. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could draw approximately $142 million in additional borrowings as of December 31, 2001 while remaining in compliance with these covenants. Additional borrowing within these covenants will become available as our pro forma cash flow increases. We may need additional sources of debt or equity capital in the future. Additional financing may not be available or may be restricted by the terms of our credit facility and the terms of our other outstanding indebtedness. Additional sales of equity securities will dilute our existing stockholders.

Holdings is a holding company and its only source of cash to pay interest on, and the principal of, its indebtedness is distributions from our subsidiaries.

      Holdings is a holding company with no business operations of its own. Holdings’ only significant asset is and will be outstanding capital stock of its subsidiaries. Holdings conducts all of its business operations through its subsidiaries. Accordingly, Holdings’ only source of cash to pay interest on, and the principal of, its outstanding indebtedness is distributions with respect to its ownership interest in its subsidiaries from the earnings and cash flow generated by those subsidiaries. We currently expect that Holdings’ subsidiaries will retain and use available earnings and cash flow to support their operations, including to service their respective debt obligations. We cannot assure you that the subsidiaries will generate sufficient earnings and cash flow to pay dividends or distributions to Holdings or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of Holdings’ subsidiaries, will permit such dividends or distributions.

      Our credit facility prohibits, subject to certain limited exceptions, dividends or other distributions by Holdings’ subsidiaries to Holdings. However, the credit facility permits distributions to Holdings in an amount sufficient to pay scheduled interest payments on Holdings’ outstanding indebtedness, so long as no default under the credit facility then exists or would exist after giving effect to such payment, including under the financial covenants set forth in the credit facility. If Holdings’ subsidiaries are unable to make distributions to Holdings, we will have to pursue other alternatives to make the scheduled interest payments on Holdings’ indebtedness, which may include refinancing the credit facility or seeking other sources of debt or equity capital. We cannot assure you that we would be able to secure sources of capital on terms acceptable to us or at all.

Our business depends on the demand for wireless communications sites and our ability to secure co-location tenants.

      Our business depends on demand for communications sites from wireless service providers, which, in turn, depends on the demand for wireless services. A reduction in demand for communications sites or increased competition for co-location tenants could have a material adverse effect on our business, financial condition or results of operations. In particular, the success of our business requires us to secure co-location tenants, and securing co-location tenants depends upon the demand for communications sites from a variety of service providers in a particular market. The extent to which wireless service providers lease communications sites on our towers depends on, among other things, the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, consolidation among our customers and potential customers, government regulation of communications licenses, changes in telecommunications regulations, the characteristics of each company’s technology, and geographic terrain. There can be no assurance that the demand for communications sites will not decrease significantly or fail to grow from current levels, which decrease or failure to grow could have a material adverse effect on our business, financial condition or results of operations.

      Various wireless service providers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over the next few years. Such consolidation in the wireless industry could have a negative impact on the demand for our services. Recent regulatory developments have made such consolidation in the wireless industry easier and more likely. Until recently, cellular and PCS providers were subject to a spectrum aggregation cap of 45 MHz in any geographic area. This rule limited the ability of wireless carriers to consolidate. In November 2001, the FCC raised this limit to 55 MHz. On January 2, 2003, the spectrum cap will be eliminated completely in favor of a case-by-case review of spectrum transactions. The FCC also lifted, for major metropolitan areas, a previous rule limiting the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area. It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. There can be no assurance that such consolidation will not have a material adverse impact on our business, financial condition or results of operations.

The increase in the spectrum available for wireless services may impact the demand for our communication towers.

      It is expected that additional spectrum for the provision of wireless services will be made available over the next few years. For example, the FCC is required to make available for commercial use a portion of the frequency spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land-mobile services or to expand existing offerings. Further, the FCC has auctioned or announced plans to auction large blocks of spectrum that will in the future be used to expand existing wireless networks and create new or advanced wireless services. This additional spectrum could be used to replace existing spectrum, and could be deployed in a manner that reduces the need for the communications towers to transmit signals over existing spectrum. There can be no assurance that such increased spectrum will not have a material adverse impact on our business, financial condition or results of operations.

A significant portion of our revenues depends on Nextel and Cingular.

      Nextel and Cingular account for a significant portion of our total revenues. Nextel and Cingular represented approximately 20% and 10%, respectively, of our revenues for 2001. If Nextel or Cingular were to suffer financial difficulties or if Nextel or Cingular were unwilling or unable to perform its obligations under its arrangements with us, our business, financial condition or results of operations could be materially and adversely affected.

We face significant competition from a variety of sources.

      If we are unable to successfully compete, our business will suffer. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been, and will continue to be, the most significant competitive factors affecting the site leasing business. We compete for site leasing tenants with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other independent tower operators;

•	site acquisition companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site acquisition services; and

•	owners of non-tower antenna sites, including rooftops, water towers and other alternate structures.

      Wireless service providers that own and operate their own towers generally are substantially larger and have substantially greater financial resources than we do. For example, AT&T Wireless and Sprint PCS own and operate their own tower networks.

      We compete for acquisition, new tower construction and network development opportunities primarily with other independent tower companies and site construction firms. Some of these competitors have greater financial resources than we do.

Competing technologies and other service options offer alternatives to ground-based antenna systems and allow our customers to increase wireless capacity without increased use of ground-based facilities, both of which could reduce the demand for our services.

      Most types of wireless and broadcast services currently require ground-based network facilities, including communications sites for transmission and reception. The development and growth of communications technologies that do not require ground-based sites could reduce the demand for space on our towers, as could certain other alternatives.

      In particular, the emergence of new technologies that do not require ground-based antenna sites and that can be substituted for those that do, could have a negative impact on our operations. The growth in delivery of video, voice and data services by satellites, which allow communication directly to users’ terminals without the use of ground-based facilities, could lessen demand for our services. Low earth orbit satellite systems provide mobile voice and data services to consumers, as well as to government and defense industry customers. Other geostationary orbit satellite systems provide television and Internet access services directly to home and small office users. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high speed data services directly to consumers. Although these systems are highly capital-intensive, the existing ones currently, and along with future systems will more increasingly, compete with land-based wireless communications systems, thereby reducing the demand for the infrastructure services we provide.

      Besides expanding the use of systems that do not require ground-based antenna systems, technological developments are also making it possible for carriers to expand their use of existing facilities to expanded service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements (such as Cingular’s recently announced infrastructure joint ventures with VoiceStream and AT&T Wireless), sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.

      In addition, wireless service providers frequently enter into agreements with competitors allowing them to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home providers’ services. These roaming agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antennas on communications sites we own.

      Any of the conditions and developments described above could reduce demand for ground-based antenna sites and have a material adverse effect on our business, financial condition or results of operations.

We may be unable to construct or modify towers and add new customers as contemplated by our business plan.

      Our business depends on our ability to construct or modify towers and add new customers as they expand their tower network infrastructure. Regulatory and other barriers could adversely affect our ability to construct or modify towers in accordance with the requirements of our customers, and, as a result, we may be subject to penalties and forfeiture provisions under our anchor tenant leases. Our ability to construct new towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, FAA considerations, FCC tower registration procedures, availability of tower components and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. These same factors could affect our ability to modify our towers, including installation of equipment for new customers. In addition, because the concern over tower proliferation has grown in recent years, many communities now restrict new tower construction and modifications or delay granting permits required for construction or co-location.

      We may not be able to overcome the barriers to new construction or modification, and we may not complete the number of towers planned for construction or modification. Our failure to complete the necessary construction or modification could have a material adverse effect on our business, financial condition or results of operations.

We may encounter difficulties in integrating acquisitions with our operations, which could limit our revenue growth and our ability to achieve or sustain profitability.

      Acquiring additional tower assets and complementary businesses has been an integral part of our business strategy. We may not be able to realize the expected benefits of past or future acquisitions. Although we conduct a thorough due diligence investigation in connection with each acquisition, unexpected problems may be discovered only after an acquisition is made and our recourse against the seller in such cases may be unavailable or inadequate. In addition, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. We have agreed to complete the sublease of 894 towers from SBC during the period beginning April 2003 and ending January 2004. These subleases and other future acquisitions will require us to incur additional indebtedness and contingent liabilities, which could have a material adverse effect on our business, financial condition or results of operations.

A small number of stockholders beneficially own a substantial amount of our common stock and could significantly affect matters requiring a shareholder vote.

      Affiliates of Welsh, Carson, Anderson & Stowe own approximately 34 million shares, or 21.9%, of our common stock as of December 31, 2001. In addition, Welsh, Carson and certain of our other stockholders have a right to board representation under a stockholders’ agreement. As a result, Welsh, Carson is able to exert significant influence over the management and policies of SpectraSite. Welsh, Carson and the other parties to the stockholders’ agreement may have interests that are different from yours.

Our business depends on our key personnel.

      Our future success depends to a significant extent on the continued services of our Chief Executive Officer, Stephen H. Clark, our Chief Operating Officer, Timothy G. Biltz, our Chief Financial Officer, David P. Tomick, our Executive Vice President — Wireless Tower Group, Richard J. Byrne and our Executive Vice President — Construction Operations, Calvin J. Payne. Although each of these officers has an employment agreement with Holdings, the loss of any of these key employees would likely have a significantly detrimental effect on our business.

Our operations require compliance with and approval from federal, state and local regulatory authorities.

      We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. These regulations control the siting, marking, and lighting of towers and generally, based on the characteristics of the tower, require registration of tower facilities with the FCC. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency used and the services provided. Any proposals to construct new communications sites or modify existing communications sites that could affect air traffic must be filed with and reviewed by the FAA to ensure that the proposals will not present a hazard to aviation. Tower owners may have an obligation to mark their towers or install lighting to conform to FCC and FAA standards and to maintain such marking or lighting. Tower owners also bear the responsibility for notifying the FAA of any tower lighting failure. We generally outsource the monitoring of the lighting of our towers to contractors that specialize in those services. However, under the FCC’s rules, we remain fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable standards. Failure to comply with applicable requirements (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement action, as well as civil penalties, contractual liability and/or tort liability, any of which could have an adverse impact on our business.

      Local regulations and restrictions include building codes and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations and restrictions vary greatly, but typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction and prior to modifications of towers, including installation of equipment for new customers. Local regulations can delay or prevent new tower construction or modifications, thereby limiting our ability to respond to customers’ demands. In addition, these regulations increase the costs associated with new tower construction and modifications. Existing regulatory policies may adversely affect the timing or cost of new tower construction and modification, and additional regulations may be adopted that will increase these delays or result in additional costs to us. These factors could have a material adverse effect on our business, financial condition or results of operations and on our ability to implement or achieve our business objectives.

      In October 2000, the FCC adopted rules and policies related to telecommunications service providers’ access to rooftops, other rights-of-way and conduits in multi-tenant buildings. The FCC prohibited telecommunications carriers in commercial settings from entering into new exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers. The FCC also established procedures to ensure that the demarcation point in buildings, which marks the end of the incumbent local exchange carrier’s control over on-premises wiring and the beginning of the customer’s or building owner’s control, will, at the premises owner’s request, be at the “minimum point of entry” to the structure rather than further inside the premises. In addition, the FCC determined that, under the Communications Act, utilities, including local exchange carriers, will be required to afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way in customer buildings, to the extent such conduits and rights-of-way are owned or controlled by the utility. Finally, the FCC amended its existing rules to give building tenants the same ability to place on their leased or owned property small satellite dishes for receiving telecommunications and other fixed wireless signals that they currently have for receiving video services.

      In the same October 2000 action, the FCC sought comment on a number of related issues, including whether the prohibition on exclusive contracts should be extended to residential buildings; whether it should be broadened to prohibit preferences other than exclusive access, such as exclusive marketing or landlord bonuses for tenants; whether the FCC should prohibit carriers from enforcing exclusive access provisions in existing contracts for commercial or residential multi-tenant buildings; and whether the agency has authority to prohibit local exchange carriers from providing services to multi-tenant buildings where the owners maintain policies unreasonably preventing competing carriers from gaining access to potential customers within the building. Federal legislation addressing the building access issue had also been pending before the FCC action was adopted. We cannot predict with certainty whether, and if so, when, the FCC’s proposals or any related legislative initiatives will be adopted, and, if they are, the effect they will have on our business.

      We also have operations in Canada. As a result, we are subject to regulation in Canada. In addition, our customers are also subject to regulation and may become subject to new regulatory policies which may adversely affect the demand for communications sites.

We generally lease or sublease the land under our towers and may not be able to maintain these leases.

      Our real property interests relating to towers primarily consist of leasehold and sub-leasehold interests, private easements and licenses and easements and rights-of-way granted by governmental entities. A loss of these interests, including losses arising from the bankruptcy of one or more of our significant lessors or from the default by one or more of our lessors under their mortgage financing, would interfere with our ability to conduct our business and generate revenues. Our ability to protect our rights against persons claiming superior rights in towers depends on our ability to:

•	recover under title policies, the policy limits of which may be less than the purchase price of a particular tower;

•	in the absence of title insurance coverage, recover under title warranties given by tower sellers, which warranties often terminate after the expiration of a specific period, typically one to three years;

•	recover from landlords under title covenants contained in lease agreements; and

•	obtain so-called “non-disturbance agreements” from mortgagees and superior lessors of the land under our towers.

      Our inability to protect our rights to the land under our towers could have a material adverse affect on our business, financial condition and results of operations.

We are subject to environmental laws that impose liability without regard to fault.

      Our operations are subject to federal, state, provincial and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances, materials or wastes. Under these laws, we could be held strictly, as well as jointly and severally, liable for the investigation and remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites and also could be held liable for any personal or property damage related to such contamination. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

      The FCC requires tower owners who are subject to the agency’s antenna structure registration program to comply at the time of registration with federal environmental rules that may restrict the siting of towers. Under these rules, tower owners are required initially to identify whether proposed sites are in environmentally sensitive locations. If so, the tower owner must prepare and file an environmental assessment, which must be reviewed by the FCC staff prior to registration and construction of the particular tower. Moreover, environmental protection groups routinely petition the FCC to delay applications for new towers. The preparation of such a registration filing and any response to petitions filed by environmental protection groups could be time consuming and costly, and might therefore adversely affect the timing and cost of new tower construction. In the event the FCC determines that a proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This regulatory process could also significantly delay the registration of a particular tower.

Our towers may be damaged by disasters.

      Our towers are subject to risks associated with natural disasters such as ice and wind storms, tornadoes, hurricanes and earthquakes as well as other unforeseen damage. We self-insure almost all of our towers against such risks. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers, could have a material adverse effect on our business, financial condition or results of operations.

Perceived health risks of radio frequency emissions could impact our business.

      The wireless service providers that utilize our sites are subject to FCC requirements and other guidelines relating to radio frequency emissions. FCC safety guidelines apply to all emitters of radio frequency emissions, including cellular and personal communications service hand-held telephones that were authorized by the FCC after August 1, 1996. The safety guidelines for radio frequency emissions from our sites require us to undertake safety measures to protect workers whose activities bring them into proximity with the emitters and to restrict access to our sites by others. If radio frequency emissions were found harmful, our tenants and possibly we could face lawsuits claiming damages from such emissions, and demand for wireless services and new towers, and thus our business, financial condition and results of operations could be adversely affected. Although we have not been subject to any claims relating to radio frequency emissions, we cannot assure you that these claims will not arise in the future.

We do not intend to pay dividends in the foreseeable future and, because we are a holding company, we may be unable to pay dividends.

      We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the terms of our outstanding indebtedness restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Furthermore, because Holdings is a holding company, it depends on the cash flow of its subsidiaries, and SpectraSite Communications’ credit facility imposes restrictions on Holdings’ subsidiaries’ ability to distribute cash to Holdings.

Our stock price has been highly volatile.

      Our common stock has traded on the Nasdaq National Market under the symbol “SITE” since September 3, 1999. The market price of our common stock has been and can be expected to be significantly affected by:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in market valuations of other communications tower companies;

•	announcements of technological innovations or new services by us, our current and potential competitors or our current and potential customers;

•	announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments by us, our current and potential competitors or our current and potential customers;

•	additions or departures of key personnel;

•	future sales of equity and debt securities or other changes to our capitalization; and

•	stock market price and volume fluctuations.

      In addition, the stock market in general and our market sector in particular have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our stock price may be affected by the availability of shares for sale. The future sale of large amounts of our stock, or the perception that such sales could occur, could negatively affect our stock price.

      The market price of our common stock could drop as a result of the introduction of a large number of shares of our common stock into the market. As of December 31, 2001, there were approximately 153.4 million shares of common stock outstanding. Of these, approximately 91.4 million are restricted securities within the meaning of Rule 144 of the Securities Act, and are subject to the volume, holding period and other restrictions of that rule, the remainder are freely tradeable. Holders of approximately 86.7 million of these restricted securities have registration rights with respect to their shares. Most of the remaining shares of restricted stock can be freely sold without regard to the limitations of Rule 144. Also, approximately 9.3 million shares of our common stock are issuable upon conversion of our outstanding convertible notes. We have an effective registration statement for the resale of these shares. As we close on additional towers with SBC, we expect to issue approximately 3.4 million shares in 2003 and 2004, all of which will be restricted securities but subject to registration rights. Based on our stock price on December 31, 2001, we expect to be required to issue approximately 10 million additional shares of common stock in connection with an adjustment payment to SBC.

      We have also filed registration statements on Form S-8 under the Securities Act covering 20 million shares of common stock reserved for issuance under our stock incentive plan and one million shares of common stock for issuance under our employee stock purchase plan. We expect to add additional shares to these plans at our 2002 Annual Meeting of Stockholders and over time. Any additional shares will also be registered and available for public resale.

      We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit your ability to sell any of our common stock.

      Our common stock is currently traded on the Nasdaq National Market. On February 28, 2002, the closing price of our common stock was $1.28. Under Nasdaq’s listing maintenance standards, if the price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it intends to delist our common stock from the Nasdaq National Market. If the price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our shareholders to sell our common stock would be severely limited.

Item 2.     Properties

      SpectraSite is headquartered in Cary, North Carolina, where it currently leases 218,246 square feet of office space. We have established regional offices in: Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Jackson, Mississippi; Portland, Oregon; Columbus, Ohio; Los Angeles, California; Houston, Texas; and St. Louis, Missouri. We open and close project offices from time to time in connection with our network design and development services, which offices are generally leased for periods not exceeding three years.

      We own a broadcast tower manufacturing facility located in Pine Forge, Pennsylvania. We also own five acres of land in Surrey, British Columbia, Canada, on which a 10,000 square foot wireless tower fabrication, assembly and storage facility and a 5,000 square foot office building are located; four acres of land near Montreal, Quebec, Canada, on which a 7,000 square foot facility is located; a one acre lot in Houston, Texas, on which approximately 2,500 square feet of office space and 5,000 square feet of warehouse space are located; 8.6 acres of land in Visalia, California, on which a 57,000 square foot broadcast tower manufacturing facility is located; one acre of land in Charlotte, North Carolina on which approximately 43,000 square feet of office and warehouse space is located; 0.8 acres of land in Tequesta, Florida on which 16,000 square feet of office space is located; 11.2 acres of land in Cary, North Carolina adjacent to our leased office space; and 0.4 acres of land in Tucson, Arizona, on which a 6,250 square foot office building is located. We also lease project office space in 27 states in the United States and three provinces in Canada.

      Our interests in communications sites are comprised of a variety of fee interests, leasehold and sub-leasehold interests created by long-term lease or sublease agreements, private easements, and easements and licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five acre tract which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have an initial term of five years, with five additional five-year renewal periods. You should read Item 1. “Business — Products and Services — Site Leasing — Tower Ownership, Leasing and Management” for a list of the locations of our towers.

Item 3.     Legal Proceedings

      From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceeding, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

     Market Prices

      Our common stock trades on the Nasdaq National Market under the symbol “SITE”. The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the Nasdaq National Market for 2000, 2001 and the first quarter of 2002 through February 28, 2002.

	Common Stock

	High	Low

2000
First quarter	30.3750	10.7500
Second quarter	28.5000	15.1250
Third quarter	29.5000	14.5000
Fourth quarter	21.3750	10.8750

2001
First quarter	18.4375	3.9375
Second quarter	10.1700	2.8540
Third quarter	8.1800	2.0300
Fourth quarter	3.8700	2.1200

2002
First quarter (through February 28, 2002)	4.0000	1.0500

      As of February 28, 2002, there were approximately 305 holders of record of our common stock, including record holders on behalf of an indeterminate number of beneficial owners.

     Dividend Policy

      We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the terms of our other indebtedness restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Furthermore, because Holdings is a holding company, it depends on the cash flow of its subsidiaries, and SpectraSite Communications’ credit facility imposes restrictions on Holdings’ subsidiaries’ ability to distribute cash to Holdings.

     Sales of Unregistered Securities

      In 2001, Holdings issued 7,185,676 shares of unregistered common stock to SBC in connection with the acquisition of subleasehold interests in 1,926 towers from SBC. In 2001, Holdings also issued 680,373 shares of unregistered common stock to the shareholders of Vertical Properties, Inc. (“VPI”) in connection with the acquisition of VPI. The issuance of these securities was exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. SBC and the shareholders of VPI represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. SBC and the shareholders of VPI had adequate access to information about SpectraSite.

Item 6. Selected Consolidated Financial Data

      The following table sets forth selected historical financial data derived from our consolidated financial statements, as of and for:

•	the period from January 1, 1997 to May 12, 1997;

•	the period from SpectraSite’s inception on April 25, 1997 to December 31, 1997 and

•	the years ended December 31, 1998, 1999, 2000 and 2001.

      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Telesite
	(Predecessor)	SpectraSite
	January 1,	April 25,	Telesite &	SpectraSite
	1997 —	1997 —	SpectraSite	Year Ended December 31,
	May 12,	December 31,	Combined
	1997	1997	1997	1998	1999	2000	2001

	(Dollars in thousands, except per share amounts)
Statement of Operations
Data:
Revenues:
Site leasing	$—	$—	$—	$656	$46,515	$116,476	$221,614
Network services	1,926	5,002	6,928	8,142	53,570	230,432	251,358

Total revenues	1,926	5,002	6,928	8,798	100,085	346,908	472,972

Operating expenses:
Costs of operations (excluding depreciation and amortization expense):
Site leasing	—	—	—	299	17,825	46,667	91,689
Network services	595	1,120	1,715	2,492	36,489	176,247	198,480
Selling, general and administrative expenses	1,742	7,390	9,132	9,690	38,182	67,893	86,297
Depreciation and amortization expense	56	489	545	1,268	37,976	96,734	186,224
Restructuring and non-recurring charges	—	—	—	—	7,727	—	143,785

Total operating expenses	2,393	8,999	11,392	13,749	138,199	387,541	706,475

Operating income (loss)	$(467)	$(3,997)	$(4,464)	$(4,951)	$(38,114)	$(40,633)	$(233,503)

Net income(loss)	$(503)	$(3,890)	$(4,393)	$(9,079)	$(97,668)	$(157,616)	$(654,769)
Net income (loss) applicable to common shareholders	(503)	(4,390)	(4,893)	(11,235)	(98,428)	(157,616)	(654,769)
Net loss per share (basic and diluted)		$(5.21)		$(11.98)	$(12.48)	$(1.31)	$(4.36)
Weighted average common shares Outstanding (basic and diluted)		842		938	7,886	120,731	150,223
Other Data:
Net cash provided by (used in) operating activities	$(71)	$223	$152	$(2,347)	$17,555	$11,365	$(12,133)
Net cash provided by (used in) investing activities	(322)	(7,178)	(7,500)	(45,002)	(813,225)	(1,108,690)	(984,724)
Net cash provided by (used in) financing activities	390	9,189	9,579	144,663	733,900	1,612,200	475,751
EBITDA(1)	(411)	(908)	(1,319)	(3,683)	7,939	58,673	98,631
Capital expenditures	64	850	914	26,598	644,778	658,283	958,894
Selected Operating Data (at end of period):
Number of owned or operated towers			5	106	2,765	5,030	7,925
Balance Sheet Data (at end of period):
Cash, cash equivalents and short term investments			$2,234	$114,962	$37,778	$552,653	$31,547
Total assets			13,642	161,946	1,219,953	3,054,105	3,201,599
Total long-term debt			2,331	132,913	718,778	1,709,055	2,315,332
Redeemable convertible preferred stock			—	40,656	—	—	—
Total shareholders’ (deficiency) equity			(1,898)	(14,067)	457,756	1,224,800	719,345

(1)	EBITDA consists of operating income (loss) before depreciation and amortization expense, non-cash compensation charges and restructuring and non-recurring charges. EBITDA is provided because it is a measure commonly used in the communications site industry as a measure of a company’s operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies. We believe that EBITDA can assist in comparing company performance on a consistent basis without regard to depreciation and amortization expense, which may vary significantly depending on accounting methods where acquisitions are involved or non-operating factors such as historical cost bases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Business Overview

      This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed in this report under Item 1a. “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

•	substantial capital requirements and leverage principally as a consequence of ongoing acquisitions and construction activities;

•	dependence on demand for wireless communications;

•	the success of our tower construction program;

•	our ability to co-locate additional tenants on our towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry and technological innovation;

•	the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

      We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of December 31, 2001, we owned or operated 7,925 towers as compared to 5,030 towers at December 31, 2000.

     Acquisition Activity

     2001 Acquisitions

      During the year ended December 31, 2001, we consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate purchase price of $722.8 million, including the issuance of approximately 7.9 million shares of common stock valued at $122.8 million. The principal transactions were as follows:

      AirTouch — On February 16, 2000, we entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which we agreed to lease or sublease up to 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the agreement to sublease, we deposited $23.0 million into escrow. Under the terms of the agreement, we will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. We also have the right to lease available tower space to co-location tenants in specified situations. In addition, we entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, we will develop and construct locations for wireless communications towers on real property designated by AirTouch.

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

      SBC — On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of Holdings’ common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of Holdings or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable by us, at our option, in the form of cash or shares of our common stock. The maximum amount potentially payable by us to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. We and SBC entered into a Lease and Sublease Agreement pursuant to which we will manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, we have agreed to build towers for Cingular, an affiliate of SBC, over the next four years under an exclusive build-to-suit agreement.

      On November 14, 2001, we completed an amendment to the SBC acquisition agreements. This amendment reduces the maximum number of towers that we will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers and under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment we will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. As consideration for entering into the amendment, we paid SBC a fee of $35.0 million.

      The SBC transaction closes in stages. In the year ended December 31, 2001, we subleased 1,926 towers, for which we paid $493.9 million in cash and issued approximately 7.2 million shares of common stock valued at $121.2 million.

      As of February 28, 2002, we have issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, we will be required to issue in the aggregate approximately 13.2 million shares to SBC and, based on the closing market price of the Company’s common stock on December 31, 2001, we would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

      Paxson — On December 19, 2001 we acquired 21 broadcast towers and management rights to 15 broadcast towers from Paxson for $34.0 million in cash.

      Nextel — In April 1999, we entered into a master site commitment agreement with affiliates of Nextel Communications (“Nextel”) under which Nextel agreed to offer us exclusive opportunities, under specific terms and conditions, relating to the construction or purchase of, or co-location on, 1,700 additional communications sites. Since that time the number of communications sites subject to the Nextel agreement has been increased to approximately 2,111. These sites are then leased by Nextel under the terms of a master site lease agreement. During 2001, we acquired 192 wireless communication towers from Nextel under this agreement for a total purchase price of $33.7 million in cash.

     2000 Acquisitions

      During the year ended December 31, 2000, we consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $765.1 million, including the issuance of approximately 9.2 million shares of common stock valued at $165.0 million. The purchase price also includes the issuance of 191,465 options to purchase common stock at a price of $3.58 per share valued at $2.0 million using the Black-Scholes option pricing model. The principal transactions were as follows:

      Apex — On January 5, 2000, we acquired Apex Site Management Holdings, Inc. in a merger transaction for approximately 4.5 million shares of common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share. We also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

      International Towers — On January 28, 2000, we acquired substantially all of the assets of International Towers Inc. and its subsidiaries (“ITI”), including S&W Communications Inc. ITI owned a broadcast tower manufacturing facility and, through S&W Communications, provided integrated services for the erection of broadcast towers, foundations and multi-tenant transmitter buildings. We paid $5.4 million and issued 0.35 million shares of common stock, valued at $7.1 million, in connection with this acquisition. During the fourth quarter of 2000, we recorded adjustments to ITI goodwill due to the finalization of appraisals of assets which resulted in a decrease to fourth quarter costs of network services operations of $1.2 million.

      Air Touch — During 2000, we subleased 233 towers from AirTouch Communications under the agreement discussed above for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow.

      Lodestar — On May 18, 2000, we acquired Lodestar Towers, Inc. for approximately $178.6 million in cash. As of May 18, 2000, Lodestar owned 110 wireless towers and 11 broadcast towers and managed an additional 120 wireless towers and 10 broadcast towers.

      Pegasus — On July 17, 2000, we acquired 11 broadcast towers from Pegasus Communications for approximately 1.4 million shares of common stock valued at $37.5 million.

      GOCOM — On August 24, 2000, we acquired 12 broadcast towers and 14 other communications towers from GOCOM Holdings, LLC and its subsidiaries for $28.2 million in cash.

      SBC — The initial closing under our agreement with SBC discussed above occurred on December 14, 2000. The initial closing involved 739 towers, for which we paid $175.0 million in cash and issued approximately 2.5 million shares of common stock valued at $57.9 million.

      U.S. RealTel — On December 8, 2000, we purchased substantially all of the United States assets and operations of U.S. RealTel, Inc. for $16.5 million in cash. U.S. RealTel is an international provider of rooftop and in-building telecommunication access.

      Nextel — During 2000, we acquired 479 wireless communications towers from Nextel under the commitment agreement discussed above for a total purchase price of $86.9 million in cash.

     Results of Operations

      Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Consolidated revenues for the year ended December 31, 2001 were $473.0 million, an increase of $126.1 million from the year ended December 31, 2000. Revenues from site leasing increased to $221.6 million for the year ended December 31, 2001 from $116.5 million for the year ended December 31, 2000, primarily as a result of revenues derived from towers which we acquired or constructed during 2000 and 2001.

We owned or operated 7,925 towers at December 31, 2001, as compared to 5,030 towers at December 31, 2000. The remaining factor contributing to the increase is incremental revenue in 2001 for towers that existed as of December 31, 2000 from new co-location tenants.

      Revenues from network services increased to $251.4 million for the year ended December 31, 2001 compared to $230.4 million for the year ended December 31, 2000, primarily as a result of revenue generated from acquisitions, new construction offices and increased demand for existing services.

      Costs of operations increased to $290.2 million for the year ended December 31, 2001 from $222.9 million for the year ended December 31, 2000. The increase in costs was primarily attributable to operating costs of the communications towers acquired or constructed during 2000 and 2001, acquisitions in 2000 and 2001 and overall growth in operating activities. Costs of operations for site leasing as a percentage of site leasing revenues increased to 41% for the year ended December 31, 2001 from 40% for the year ended December 31, 2000. The increase was primarily due to the addition of new towers and higher tower operating expenses partially offset by increased revenues generated from new co-location tenants on existing towers. As our site leasing operations mature we expect that additional tenants on a tower will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 79% for the year ended December 31, 2001 from 76% for the year ended December 31, 2000. This increase is primarily due to costs associated with the opening of new construction offices in the first half of 2001.

      Selling, general and administrative expenses increased to $86.3 million for the year ended December 31, 2001 from $67.9 million for the year ended December 31, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth of our ongoing operations and acquisition activities. For the year ended December 31, 2001, we recorded non-cash compensation charges of $2.1 million related to the issuance of stock options and restricted shares of common stock to employees. We recorded non-cash compensation charges of $2.6 million in the year ended December 31, 2000 related to stock options and restricted shares of common stock issued to employees. Selling, general and administrative expenses as a percentage of revenues decreased to 18% for the year ended December 31, 2001 from 20% for the year ended December 31, 2000 primarily due to cost reduction efforts implemented in the second quarter of 2001.

      Depreciation and amortization expense increased to $186.2 million for the year ended December 31, 2001 from $96.7 million for the year ended December 31, 2000, primarily as a result of the increased depreciation from towers we have acquired or constructed and amortization of goodwill related to acquisitions.

      In June 2001, we announced that we would divest our operations in Mexico. As a result, we recorded non-recurring charges of $32.2 million of which $10.7 million related to the write-off of goodwill, $17.6 million related to the write-down of long-term assets and $3.9 million related to the costs of employee severance and other costs related to the divestiture. Also in June 2001, we announced that we would close operations from the purchase of Vertical Properties. As a result, we recorded non-recurring charges of $4.3 million of which $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

      In November 2001, we announced that we would reduce our planned new tower construction and acquisition programs for 2002. As a result of the reduced new tower activity, we recorded restructuring charges of $71.5 million. Of this amount, $27.7 million was related to the write-off of work in progress related to sites in development that we plan to terminate, $5.7 million was related to the costs of closing certain offices and $3.1 million was related to the costs of employee severance. In addition, we completed an amendment to our agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment provides for the number of towers to be leased or subleased to be reduced by 300 and for the lease or sublease date on at least 850 towers to be postponed to 2003 and January 2004. In exchange for these modifications, we paid a fee of $35.0 million, which has been included as part of the restructuring charge.

      As a result of the factors discussed above, our loss from operations was $233.5 million for the year ended December 31, 2001, compared to a loss of $40.6 million for the year ended December 31, 2000.

      Net interest expense increased to $195.1 million during the year ended December 31, 2001 from $106.3 million for the year ended December 31, 2000. The increase reflects additional interest expense due to the issuance of our 12 7/8% senior discount notes due 2010 in March 2000, our 10 3/4% senior notes due 2010 in March 2000, our 6 3/4% senior convertible notes due 2010 in November 2000 and our 12 1/2% senior notes due 2010 in December 2000, as well as additional borrowings under our credit facility in 2001.

      Other income (expense) was a net expense of $223.6 million in the year ended December 31, 2001. Of this amount, $61.8 million related to losses from investments in affiliates accounted for under the equity method, primarily our investment in SpectraSite-Transco Communications, Ltd., $121.9 million related to the write-down of our investment in SpectraSite-Transco and $20.0 million related to the write-off of a loan to SpectraSite-Transco. We completed the sale of our interest in SpectraSite-Transco in October 2001. In addition, $7.5 million related to a write-off of the Company’s investment in Evolution Holdings, Inc., a network services company that ceased operations in the second quarter. Other income (expense) for 2001 also includes $7.0 million related to the write-down of a loan to Concourse Communications, Inc., an affiliate of the Company which provides in-building antenna sites primarily in airports and other public sites in New York City. Other income (expense) was an expense of $8.5 million in the year ended December 31, 2000 primarily due to our 50% equity in the net loss of SpectraSite-Transco.

      As a result of the factors discussed above, net loss was $654.8 million, or $4.36 per share (basic and diluted), for the year ended December 31, 2001, compared to a net loss of $157.6 million, or $1.31 per share (basic and diluted), for the year ended December 31, 2000.

     Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      Consolidated revenues for the year ended December 31, 2000 were $346.9 million, an increase of $246.8 million from the year ended December 31, 1999. Revenues from site leasing increased to $116.5 million for the year ended December 31, 2000 from $46.5 million for the year ended December 31, 1999, primarily as a result of revenues derived from towers which we acquired or constructed during 1999 and 2000. We owned or operated 5,030 towers at December 31, 2000, as compared to 2,765 towers at December 31, 1999. The remaining factor contributing to the increase is incremental revenue in 2000 for towers that existed as of December 31, 1999 from new co-location tenants. Revenues from network services increased to $230.4 million for the year ended December 31, 2000 compared to $53.6 million for the year ended December 31, 1999, primarily as a result of revenue generated from acquisitions in late 1999 and in 2000.

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

      Selling, general and administrative expenses increased to $67.9 million for the year ended December 31, 2000 from $38.2 million for the year ended December 31, 1999. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth of our ongoing operations and acquisition activities. For the year ended December 31, 2000, we recorded non-cash compensation charges of $2.6 million related to the issuance of stock options and restricted shares of common stock to employees. We recorded non-cash compensation charges of $0.4 million in the year ended December 31, 1999 related to stock options and restricted shares of common stock issued to employees.

      Selling, general and administrative expenses as a percentage of revenues decreased to 20% for the year ended December 31, 2000 from 38% for the year ended December 31, 1999. The decrease was primarily the result of high levels of administrative expenses incurred in 1999 associated with site acquisition activities and costs associated with the integration of towers acquired from Nextel.

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

      Other income (expense) was a net expense of $8.5 million in the year ended December 31, 2000 primarily due to our 50% equity in the net loss of SpectraSite-Transco. Other income (expense) was an expense of $0.4 million in the year ended December 31, 1999.

      As a result of the factors discussed above, net loss was $157.6 million, or $1.31 per share (basic and diluted), for the year ended December 31, 2000, compared to a net loss of $98.4 million, or $12.48 per share (basic and diluted), for the year ended December 31, 2000.

     Liquidity and Capital Resources

      SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications.

     Cash Flows

      For the year ended December 31, 2001, cash flows used in operating activities were $12.1 million as compared to cash flows provided by operations of $11.4 million in the year ended December 31, 2000. The change is primarily attributable to the $35.0 million fee paid to SBC to amend our agreement to acquire leasehold and sub-leasehold interests in wireless communications towers partially offset by increased favorable cash flow generated from earnings before interest, non-recurring charges, non-cash compensation charges, depreciation and amortization (“EBITDA”). EBITDA was $98.6 million in 2001 compared to $58.7 million in 2000.

      For the year ended December 31, 2001, cash flows used in investing activities were $984.7 million compared to $1,108.7 million for the year ended December 31, 2000. In the year ended December 31, 2001, we invested $958.9 million in purchases of property and equipment, primarily related to the acquisition of communications towers. In the year ended December 31, 2000, we invested $681.3 million in purchases of property and equipment and deposits on future acquisitions, primarily related to the acquisition of communication towers. In addition, in the year ended December 31, 2000 we used an aggregate of $224.5 million in connection with our acquisitions, including Lodestar, Apex, ITI and U.S. RealTel and also invested $198.0 million in affiliates, primarily related to our joint venture in the U.K.

      In the year ended December 31, 2001, cash flows provided by financing activities were $475.8 million, as compared to $1,612.2 million in the year ended December 31, 2000. The cash provided by financing activities in 2001 was primarily attributable to draws on our credit facility. The cash provided by financing activities in 2000 was attributable to the proceeds from the issuance of common stock, senior notes, senior convertible notes and senior discount notes.

     Financing Transactions

      On June 26, 1998, we issued $225.2 million aggregate principal amount at maturity of 12% senior discount notes due 2008 for gross proceeds of $125.0 million. Prior to July 15, 2003, interest expense on the 12% senior discount notes will consist solely of non-cash accretion of original issue discount and the notes will not require cash interest payments. After such time, the 12% senior discount notes will have accreted to $225.2 million and will require semi-annual cash interest payments of $13.5 million. The 12% senior discount notes mature on July 15, 2008.

      On April 20, 1999, we issued $586.8 million aggregate principal amount at maturity of 11 1/4% senior discount notes due 2009 for gross proceeds of $340.0 million. Prior to April 15, 2004, interest expense on the 11 1/4% senior discount notes will consist solely of non-cash accretion of original issue discount and the notes will not require cash interest payments. After such time, the 11 1/4% senior discount notes will have accreted to $586.8 million and will require semi-annual cash interest payments of $33.0 million. The 11 1/4% senior discount notes mature on April 15, 2009.

      On February 4, 2000, we completed an underwritten public offering of our common stock. We sold 25.6 million shares of common stock, including an over-allotment option exercised by the underwriters. We received net proceeds of $411.3 million from the offering. Upon closing of the offering, all 70.7 million outstanding shares of our preferred stock converted into shares of common stock on a share-for-share basis.

      On March 15, 2000, we issued $559.8 million aggregate principal amount at maturity of 12 7/8% senior discount notes due 2010 for gross proceeds of $300.0 million. Prior to March 15, 2005, interest expense on the 12 7/8% senior discount notes will consist solely of non-cash accretion of original issue discount and the notes will not require cash interest payments. After such time, the 12 7/8% senior discount notes will have accreted to $559.8 million and will require semi-annual cash interest payments of $36.0 million. The 12 7/8% senior discount notes mature on March 15, 2010.

      On March 15, 2000, we also issued $200 million aggregate principal amount of 10 3/4% senior notes due 2010. The 10 3/4% senior notes require semi-annual cash interest payments of $10.75 million and mature on March 15, 2010.

      On July 28, 2000, we completed an underwritten public offering of 11.0 million shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1.65 million shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

      On November 20, 2000, the Trimaran group purchased 4.0 million shares of common stock for $75.0 million. In addition, the Trimaran group received warrants to purchase an additional 1.5 million shares of common stock. The warrants are immediately exercisable. The exercise price of the warrants for 0.6 million shares is $21.56 per share, the exercise price for 0.45 million shares is $23.86 per share and the exercise price for the remaining 0.45 million shares is $28.00 per share.

      On November 20, 2000, we also issued $200.0 million aggregate principal amount of 6 3/4% senior convertible notes due 2010. Each note is convertible into common stock at any time on or before November 15, 2010 at a conversion price of $21.5625 per share, subject to adjustment if certain events affecting our common stock occur. The 6 3/4% senior convertible notes require semi-annual cash interest payments of $6.75 million and mature on November 15, 2010.

      On December 20, 2000, we issued $200.0 million aggregate principal amount of 12 1/2% senior notes due 2010 for proceeds of $195.9 million, net of original issue discount. The 12 1/2% senior notes require semi-annual cash interest payments of $12.5 million and mature on November 15, 2010.

      SpectraSite Communications is a party to a credit facility that provides for an aggregate borrowing capacity of up to $1.3 billion, subject to the covenants and conditions contained in the credit facility. The credit facility consists of:

•	a $350.0 million revolving credit facility which may be drawn, at any time, subject to the satisfaction of certain financial covenants. The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007;

•	a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, at which time the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and

•	a $450.0 million term loan that was drawn in full in February 2001 and which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007.

      On October 31, 2001, we amended financial covenants under the credit facility to delay the step-down of the total debt to annualized EBITDA ratio limit and the step-up of the interest coverage ratio limit. The amendment also increased our applicable interest rate margins over the Canadian Imperial Bank of Commerce’s base rate and the Eurodollar Rate to those described below.

      The revolving credit loans and the multiple draw term loans will bear interest, at our option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 2.00% per annum, which margin may, over time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 3.25% per annum, which margin may, over time, decrease based on a leverage ratio.

      The term loan bears interest, at our option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

      We are required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the multiple draw term loan and the revolving credit facility, depending on the respective undrawn amounts. We may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the termination of the SBC transaction or the generation of excess cashflow.

      The credit facility contains a number of covenants that, among other things, restrict SpectraSite Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. SpectraSite Communications, however, is permitted to pay dividends for the purpose of paying interest on Holding’s senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that SpectraSite Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2001, we were in compliance with these covenants.

      We continuously evaluate our capital structure in light of our capital needs and market conditions and from time to time consider transactions to raise additional capital, reduce or refinance our indebtedness or otherwise alter our existing capital structure. These transactions often include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock, which would dilute our existing stockholders. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization.

     Liquidity and Commitments

      We had cash and cash equivalents of $31.5 million at December 31, 2001. We also had $695.0 million outstanding under our credit facility at that date. The remaining $605.0 million under the credit facility was undrawn. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could draw approximately $142 million in additional borrowings as of December 31, 2001 while remaining in compliance with these covenants. Additional borrowing within these covenants will become available as our pro forma cash flow increases. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2001 was 5.75%.

      Our ability to fund capital expenditures, make scheduled payments of principal or pay interest on our debt obligations and our ability to refinance any such debt obligations will depend on our future performance, including our ability to generate cash flow from operations, which, to a certain extent, depends on the demand for wireless services, developments in competing technologies and our ability to co-locate new tenants, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. While we have taken steps to reduce our capital commitments, our business strategy continues to contemplate substantial capital expenditures, primarily to fund the construction and acquisition of additional communications towers. We expect capital expenditures for 2002 to be between $170 million and $190 million. We believe that cash flow from operations, available cash on hand and anticipated borrowings under our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the foreseeable future. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity. We currently anticipate that, in order to pay the principal of our outstanding indebtedness, or to redeem or repurchase such indebtedness upon a change of control, as defined in the instruments governing our indebtedness, we will be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

      The following table provides a summary of our material debt, lease and other contractual commitments as of December 31, 2001.

	Payments Due by Period ($ thousands)

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$2,315,332	$—	$68,000	$131,500	$2,115,832
Capital Lease Payments	25,522	4,515	5,682	3,110	12,215
Operating Leases Payments	403,641	80,192	128,186	64,034	131,229
SBC Tower Purchase Commitment(1)	237,498	10,078	227,420	—	—
Other Contractual Obligations	11,268	11,268	—	—	—

Total Contractual Cash Obligations	$2,993,261	$106,053	$429,288	$198,644	$2,259,276

(1)	Based on the average purchase price of towers previously acquired from SBC. All payments due in less than one year from December 31, 2001 were paid in January and February of 2002.

      We expect to build approximately 800 towers over the next four years for Cingular, an affiliate of SBC, pursuant to our build-to-suit agreement with them. Based on the cost of towers built to date, we estimate that these towers will cost from $150 million to $250 million in the aggregate.

      In addition, we had standby letters of credit of $10.2 million and performance bonds of $9.6 million outstanding at December 31, 2001, most of which expire within one year.

     Description of Critical Accounting Policies

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We have identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of our consolidated financial statements. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

     Revenue Recognition

      Site leasing revenues are recognized when earned based on lease agreements. Increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease.

      Network services revenues related to construction activities are derived from service contracts with customers which provide for billing on a time and materials or fixed price basis. For time and material contracts, revenues are recognized as services are performed. For fixed price contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Allowance for Uncollectible Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in one or more significant customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

     Capitalization of Internal Costs

      Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates.

     Goodwill

      The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is amortized over 15 years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. On an ongoing basis, we assess the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. We estimate future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made. See “Recently Issued Accounting Pronouncements” below for changes regarding the amortization of goodwill that will take effect in 2002.

     Recently Issued Accounting Pronouncements

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 in the fiscal year beginning January 1, 2002. We have performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and have determined that we will incur a goodwill impairment loss as a result of initially adopting SFAS 142 of approximately $377 million. The impairment loss will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. In addition, application of the nonamortization provisions of the Statement is expected to result in a decrease in depreciation and amortization expense of $33.9 million per year.

      In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt SFAS 144 as of January 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

     Inflation

      Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Item 7a.      Quantitative and Qualitative Disclosures About Market Risks

      We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of December 31, 2001.

      The following table presents principal cash flow and related weighted average interest rates by fiscal year of maturity of our fixed rate debt.

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total

	(dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$1,620,332	$1,620,332
Average interest rate	—	—	—	—	—	11.25%	11.25%

      In addition, as of December 31, 2001, we had $695.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 5.75%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $4.8 million in 2001.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The financial statements and related financial information required by this Item are included in this report beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers

      The information required by this Item is incorporated by reference to SpectraSite’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

      The information required by this Item is incorporated by reference to SpectraSite’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to SpectraSite’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to SpectraSite’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the other parties named therein as Sublessors, California Tower, Inc. and the Registrant. Incorporated by reference to exhibit no. 2.9 to the Registrant’s Form 10-K for the year ended December 31, 1999.
2.2	Amendment to the AirTouch Agreement, dated as of March 8, 2001. Incorporated by reference to exhibit no. 2.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
2.3	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.
2.4	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.
2.5*	Amendment No. 2 to the SBC Agreement, dated November 14, 2001.
2.6*	Amendment No. 3 to the SBC Agreement, dated January 31, 2002.
2.7*	Amendment No. 4 to the SBC Agreement, dated February 25, 2002.
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 3.1 to the amended registration statement on Form 8-A/ A of the Registrant, filed on December 12, 2000.
3.2	Amended Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873.

Exhibit
Number	Description

4.1	Indenture, dated as of June 26, 1998, between the Registrant and United States Trust Company of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the registration statement on Form S-4 of the Registrant, file no. 333-67043.
4.2	First Supplemental Indenture, dated as of March 25, 1999, between the Registrant and United States Trust Company of New York, as trustee. Incorporated by reference to exhibit no. 4.2 to the registration statement on Form S-4 of the Registrant, file no. 333-67043.
4.3	Second Supplemental Indenture, dated as of June 6, 2000, between the Registrant and United States Trust Company of New York, as trustee. Incorporated by reference to exhibit no. 4.1 of the Registrant’s report on Form 8-K, dated June 6, 2000 and filed June 21, 2000.
4.4	Indenture, dated as of April 20, 1999, between the Registrant and United States Trust Company of New York, as trustee. Incorporated by reference to exhibit no. 4.3 to the registration statement on Form S-4 of the Registrant, file no. 333-67043.
4.5	Indenture, dated as of March 15, 2000, between the Registrant and United States Trust Company of New York, as trustee. (10 3/4% senior notes) Incorporated by reference to exhibit no. 4.4 of the registration statement on Form S-4 of the Registrant, file no. 333-35094.
4.6	Indenture, dated as of March 15, 2000, between the Registrant and United States Trust Company of New York, as trustee. (12 7/8% senior notes) Incorporated by reference to exhibit no. 4.5 of the Registrant’s registration statement on Form S-4, file no. 333-35094.
4.7	Indenture, dated as of November 20, 2000, between the Registrant and United States Trust Company of New York, as trustee. Incorporated by reference to exhibit 4.1 of the Registrant’s report on Form 8-K, dated November 20, 2000 and filed November 22, 2000.
4.8	Indenture, dated as of December 20, 2000, between the Registrant and United States Trust Company of New York, as trustee. Incorporated by reference to exhibit no. 4.17 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.
4.9	Second Amended and Restated Registration Rights Agreement, dated as of April 20, 1999. Incorporated by reference to exhibit no. 10.5 to the registration statement on Form S-4 of the Registrant, file no. 333-67043.
4.10	Joinder Agreement to Second Amended and Restated Registration Rights Agreement, dated January 5, 2000. Incorporated by reference to exhibit no. 10.36 to the Registrant’s registration statement on Form S-1, file no. 333-93873.
4.11	Consent and Agreement to SBCW Registration Rights and Amendment to Second Amended and Restated Registration Rights Agreement. Incorporated by reference to exhibit 4.10 to the amended registration statement on Form 8-A/ A of the Registrant, filed on December 12, 2000.
4.12	Registration Rights Agreement, dated as of November 20, 2000, among the Registrant and Trimaran Fund II, L.L.C., Trimaran Capital, L.L.C., Trimaran Parallel Fund II, L.P., CIBC Employee Private Equity Fund (Trimaran) Partners and CIBC World Markets Ireland Limited. Incorporated by reference to exhibit 4.4 of the Registrant’s report on Form 8-K, dated November 20, 2000 and filed November 22, 2000.
4.13	Joinder Agreement to Second Amended and Restated Registration Rights Agreement, dated as of December 14, 2000. Incorporated by reference to exhibit no. 4.12 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.
4.14	Third Amended and Restated Stockholders’ Agreement, dated as of April 20, 1999. Incorporated by reference to exhibit no. 10.6 to the registration statement on Form S-4 of the Registrant, file no. 333-67043.
4.15	Amendment No. 1 to the Third Amended and Restated Stockholders’ Agreement, dated as of November 20, 2000. Incorporated by reference to exhibit 4.6 of the Registrant’s report on Form 8-K, dated November 20, 2000 and filed November 22, 2000.

Exhibit
Number	Description

4.16	Amendment No. 2 to the Third Amended and Restated Stockholders’ Agreement, dated as of December 14, 2000. Incorporated by reference to exhibit no. 4.16 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.
4.17	Amendment No. 3 to the Third Amended and Restated Stockholders’ Agreement, dated as of March 31, 2001. Incorporated by reference to exhibit no. 4.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
4.18	Warrant Agreement, dated as of November 20, 2000, between the Registrant and First Union National Bank, as Warrant Agent. Incorporated by reference to exhibit 4.5 of the Registrant’s report on Form 8-K, dated November 20, 2000 and filed November 22, 2000.
10.1	Employment Agreement with Stephen H. Clark. Incorporated by reference to exhibit no. 10.7 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.2	Employment Agreement with David P. Tomick. Incorporated by reference to exhibit no. 10.8 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.3	Employment Agreement with Richard J. Byrne. Incorporated by reference to exhibit no. 10.9 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.4	Employment Agreement with Calvin J. Payne. Incorporated by referenced to exhibit 10.1 to the Registrant’s report on Form 8-K, dated September 2, 1999 and filed September 17, 1999.
10.5	Employment Agreement with Timothy G. Biltz. Incorporated by reference to exhibit no. 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2000.
10.6	Credit Agreement, dated as of February 22, 2001, by and among SpectraSite Communications, Inc., as Borrower; the Registrant, as a Guarantor; CIBC World Markets Corp. and Credit Suisse First Boston, as Joint Lead Arrangers and Bookrunners; CIBC World Markets Corp., Credit Suisse First Boston, Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Arrangers; Credit Suisse First Boston, as Syndication Agent; Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Co-Documentation Agents; Canadian Imperial Bank Of Commerce, as Administrative Agent and Collateral Agent; and the other credit parties party thereto (the “Credit Agreement”). Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2000.
10.7*	Amendment No. 1 to the Credit Agreement, dated October 31, 2001.
10.8*	Amended and Restated Stock Incentive Plan, dated as of April 9, 2001.
10.9	Employee Stock Purchase Plan. Incorporated by reference to the exhibit no. 10.17 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.10	Security & Subordination Agreement, dated as of April 20,1999, with Nextel Communications, Inc. (“Nextel”). Incorporated by reference to exhibit no. 10.32 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.11	Master Site Commitment Agreement, dated as of April 20, 1999, with Nextel. Incorporated by reference to exhibit no. 10.33 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.12	Master Site Lease Agreement, dated as of April 20, 1999, with Nextel. Incorporated by reference to exhibit no. 10.34 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.13	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, Southern Towers, Inc. and SBC Wireless, LLC and the Registrant, as guarantors. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
10.14	Agreement to Build to Suit, dated as of December 14, 2000, by and among SBC Wireless, Inc., for itself and as agent for certain SBCW parties designated on the signatures page thereof, the Registrant and SpectraSite Communications, Inc. (the “BTS Agreement”). Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
10.15	Amendment No. 1 to the BTS Agreement, dated as of January 31, 2001. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
10.16*	Amendment No. 2 to the BTS Agreement, dated as of August 31, 2001.

Exhibit
Number	Description

10.17*	Executive Severance Plans of the Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included on the signature page to this report).

*	Filed herewith

      (4) Reports on Form 8-K filed during the quarter ended December 31, 2001:

      None.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
SpectraSite Holdings, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of SpectraSite Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraSite Holdings, Inc. and subsidiaries at December 31, 2000 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

February 8, 2002
Raleigh, North Carolina

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2000	2001

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$552,653	$31,547
Accounts receivable, net of allowance of $3,585 and $8,891	92,487	90,776
Costs and estimated earnings in excess of billings	20,531	18,578
Inventories	8,995	14,391
Prepaid expenses and other	10,044	11,769

Total current assets	684,710	167,061
Property and equipment, net	1,540,337	2,462,103
Goodwill and other intangible assets, net	570,749	515,215
Investments in affiliates	177,117	2,128
Other assets	81,192	55,092

Total assets	$3,054,105	$3,201,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,562	$54,585
Accrued and other expenses	45,227	76,642
Billings in excess of costs and estimated earnings	10,218	8,674

Total current liabilities	110,007	139,901
Long-term debt	200,812	695,000
Senior notes	400,000	400,000
Senior convertible notes	200,000	200,000
Senior discount notes	908,243	1,020,332
Other long-term liabilities	10,243	27,021

Total liabilities	1,829,305	2,482,254

Shareholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 144,914,484 and 153,424,509 issued and outstanding, respectively	145	153
Additional paid-in-capital	1,492,845	1,622,089
Accumulated other comprehensive income	1,922	21,984
Accumulated deficit	(270,112)	(924,881)

Total shareholders’ equity	1,224,800	719,345

Total liabilities and shareholders’ equity	$3,054,105	$3,201,599

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	1999	2000	2001

	(In thousands, except per share amounts)
Revenues:
Site leasing	$46,515	$116,476	$221,614
Network services	53,570	230,432	251,358

Total revenues	100,085	346,908	472,972

Operating expenses:
Cost of operations, excluding depreciation and amortization expense:
Site leasing	17,825	46,667	91,689
Network services	36,489	176,247	198,480
Selling, general and administrative expenses	38,182	67,893	86,297
Depreciation and amortization expense	37,976	96,734	186,224
Restructuring and non-recurring charges	7,727	—	143,785

Total operating expenses	138,199	387,541	706,475

Operating loss	(38,114)	(40,633)	(233,503)

Other income (expense):
Interest income	8,951	28,391	17,037
Interest expense	(67,513)	(134,664)	(212,174)
Other income (expense)	(424)	(8,536)	(223,582)

Total other income (expense)	(58,986)	(114,809)	(418,719)

Loss before income taxes	(97,100)	(155,442)	(652,222)
Income tax expense	568	2,174	2,547

Net loss	$(97,668)	$(157,616)	$(654,769)

Loss applicable to common shareholders:
Net loss	$(97,668)	$(157,616)	$(654,769)
Accretion of redemption value of preferred stock	(760)	—	—

Net loss applicable to common shareholders	$(98,428)	$(157,616)	$(654,769)

Net loss per common share:
Basic and diluted	$(12.48)	$(1.31)	$(4.36)

Weighted average common shares outstanding:
Basic and diluted	7,886	120,731	150,223

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Redeemable Convertible
	Preferred Stock		Shareholders’ Equity

	Redeemable	Redeemable
	Convertible	Convertible	Convertible	Convertible	Convertible
	Preferred	Preferred	Preferred	Preferred	Preferred	Common Stock		Additional	Comprehensive
	Stock	Stock	Stock	Stock	Stock			Paid-in	Income
	Series A	Series B	Series A	Series B	Series C	Shares	Amount	Capital	(Loss)

Balance at December 31, 1998	$11,300	$29,356	$—	$—	$—	956,753	$1	$—
Net loss	—	—	—	—	—	—	—	—	$(97,668)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	192

Total comprehensive loss									$(97,476)

Issuance of common stock, net of stock issuance costs of $6,714	—	—	—	—	—	19,234,851	19	227,130
Issuance of Series C preferred stock	—	—	—	—	301,494	—	—	—
Accretion of redemption value	200	560	—	—	—	—	—	—
Cancellation of redemption status of preferred stock	(11,500)	(29,916)	10,000	28,000	—	—	—	3,416

Balance at December 31, 1999	—	—	10,000	28,000	301,494	20,191,604	20	230,546
Net loss	—	—	—	—	—	—	—	—	$(157,616)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(14,946)
Unrealized holding gains arising during period	—	—	—	—	—	—	—	—	16,676

Total comprehensive loss									$(155,886)

Issuance of common stock, net of stock issuance costs of $37,150	—	—	—	—	—	53,973,255	54	906,584
Issuance of warrants	—	—	—	—	—	—	—	13,720
Non-cash compensation charges	—	—	—	—	—	—	—	2,572
Conversion of preferred stock to common stock	—	—	(10,000)	(28,000)	(301,494)	70,749,625	71	339,423

Balance at December 31, 2000	—	—	—	—	—	144,914,484	145	1,492,845
Net loss	—	—	—	—	—	—	—	—	$(654,769)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	13,558
Unrealized holding gains arising during period	—	—	—	—	—	—	—	—	6,504

Total comprehensive loss									$(634,707)

Issuance of common stock, net of stock issuance costs of $296	—	—	—	—	—	8,510,025	8	127,119
Non-cash compensation charges	—	—	—	—	—	—	—	2,125

Balance at December 31, 2001	$—	$—	$—	$—	$—	153,424,509	$153	$1,622,089

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Shareholders’ Equity

	Accumulated
	Other
	Comprehensive	Accumulated
	Income	Deficit	Total

Balance at December 31, 1998	$—	$(14,068)	$(14,067)
Net loss	—	(97,668)	(97,668)
Foreign currency translation adjustment	192	—	192
Total comprehensive loss
Issuance of common stock, net of stock issuance costs of $6,714	—	—	227,149
Issuance of Series C preferred stock	—	—	301,494
Accretion of redemption value	—	(760)	(760)
Cancellation of redemption status of preferred stock	—	—	41,416

Balance at December 31, 1999	192	(112,496)	457,756
Net loss	—	(157,616)	(157,616)
Foreign currency translation adjustment	(14,946)	—	(14,946)
Unrealized holding gains arising during period	16,676	—	16,676
Total comprehensive loss
Issuance of common stock, net of stock issuance costs of $37,150	—	—	906,638
Issuance of warrants	—	—	13,720
Non-cash compensation charges			2,572
Conversion of preferred stock to common stock	—	—	—

Balance at December 31, 2000	1,922	(270,112)	1,224,800
Net loss	—	(654,769)	(654,769)
Foreign currency translation adjustment	13,558	—	13,558
Unrealized holding gains arising during period	6,504	—	6,504
Total comprehensive loss
Issuance of common stock, net of stock issuance costs of $296	—	—	127,127
Non-cash compensation charges	—	—	2,125

Balance at December 31, 2001	$21,984	$(924,881)	$719,345

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	1999	2000	2001

	(Dollars in thousands)
Operating activities
Net loss	$(97,668)	$(157,616)	$(654,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,967	65,368	149,371
Amortization of goodwill and other intangibles	6,009	31,366	36,853
Amortization of debt issuance costs	3,086	5,507	10,113
Non-cash financing charge	9,000	—	—
Amortization of senior discount notes	43,558	92,018	112,089
Non-cash compensation charges	350	2,572	2,125
Write-off of goodwill	6,178	—	44,476
Loss on disposal of assets	—	—	53,379
Write-off of loan to and investments in affiliates	—	—	156,433
Equity in net loss of an affiliate	408	8,748	62,402
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,535)	(57,738)	665
Costs and estimated earnings in excess of billings	(4,240)	(13,608)	408
Inventories	1,526	(3,759)	(5,396)
Prepaid expenses and other	(4,024)	(8,179)	(8,316)
Accounts payable	11,457	27,721	21
Other current liabilities	18,388	18,965	24,777
Other, net	95	—	3,236

Net cash provided by (used in) operating activities	17,555	11,365	(12,133)

Investing activities
Purchases of property and equipment	(644,778)	(658,283)	(958,945)
Acquisitions, net of cash acquired	(128,414)	(224,518)	(7,600)
Issuance of note receivable	(500)	—	—
Investment in affiliates	(4,167)	(198,039)	(6,626)
Loans to affiliates	(2,875)	(4,850)	(27,400)
Proceeds from repayment of loan to affiliate	—	—	5,000
Proceeds from sale of investment in affiliate	—	—	4,000
Maturities of short-term investments	15,414	—	—
Refunds of (deposits on) acquisitions	(48,069)	(23,000)	6,847
Other, net	164	—	—

Net cash used in investing activities	(813,225)	(1,108,690)	(984,724)

Financing activities
Proceeds from issuance of preferred stock	231,494	—	—
Proceeds from issuance of common stock	1,007	790,397	4,617
Stock issuance costs	(6,714)	(37,150)	(296)
Proceeds from issuance of long-term debt	200,000	—	495,000
Proceeds from issuance of senior notes	—	395,926	—
Proceeds from issuance of senior convertible notes	—	200,000	—
Proceeds from issuance of senior discount notes	340,004	299,974	—
Debt issuance costs	(29,307)	(35,526)	(23,065)
Repayment of note to shareholder and other debt	(2,584)	(1,421)	(505)

Net cash provided by financing activities	733,900	1,612,200	475,751

Net increase (decrease) in cash and cash equivalents	(61,770)	514,875	(521,106)
Cash and cash equivalents at beginning of period	99,548	37,778	552,653

Cash and cash equivalents at end of period	$37,778	$552,653	$31,547

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,019	$35,372	$99,908
Cash paid for taxes	—	1,106	2,207
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions and property and equipment	$217,855	$167,004	$122,806
Series C preferred stock issued for the purchase of property and equipment	70,000	—	—
Capital lease obligations incurred for the purchase of property and equipment	—	—	16,893

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Significant Accounting Policies

      SpectraSite Holdings, Inc. (“SpectraSite”) and its wholly owned subsidiaries (collectively referred to as the “Company”), are principally engaged in providing services to companies operating in the telecommunications industry, including leasing antenna sites on multi-tenant towers, network design, tower construction and antenna installation throughout the United States and Canada.

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Revenue Recognition

      Site leasing revenues are recognized when earned based on lease agreements. Fixed escalation clauses which are present in certain lease agreements are recognized on a straight-line basis over the term of the lease. Network service revenues related to construction activities are derived from service contracts with customers which provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For fixed price contracts, revenues are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Allowance for Uncollectible Accounts

      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $3.6 million and $8.9 million as of December 31, 2000 and 2001, respectively.

     Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of materials purchased for future construction not associated with specific jobs.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

     Investments in Affiliates

      An investment in an entity of which the Company owns more than 20% and up to 50% and over which the Company has the ability to exercise significant influence is accounted for using the equity method. Under the equity method, the investment is stated at cost adjusted for the Company’s equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in “Other income (expense)” in the accompanying consolidated statements of operations. An investment in an entity in which the Company owns less than 20% is accounted for using the cost method. Other-than-temporary impairments of investments in affiliates are recognized if the fair value of the investment is below its cost basis for an extended period.

     Available-for-Sale Securities

      Available-for-sale securities are classified as “Other assets” and are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Other income (expense).” Unrealized holding gains related to these securities were $16.7 million and $6.5 million for the years ended December 31, 2000 and 2001, respectively. The fair value of the Company’s available-for-sale securities was $18.3 million and $24.8 million at December 31, 2000 and 2001, respectively.

     Property and Equipment

      Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Approximately $5.2 million and $16.9 million of interest was capitalized for the years ended December 31, 2000 and 2001, respectively. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

     Goodwill

      The Company has classified as goodwill the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill has been amortized on a straight-line basis over fifteen years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For each entity acquired, the Company is able to monitor cash flows at the entity level, which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other groups of assets. On an ongoing basis, the Company assesses the recoverability of its goodwill by determining the ability of the specific entity acquired to generate future cash flows sufficient to recover the unamortized cost of the assets and related goodwill over the remaining useful life. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

     Financial Instruments

      The carrying amount of cash and cash equivalents and the credit facility approximates fair value for these instruments. The estimated fair values of the senior notes, senior convertible notes and senior discount notes are based on the quoted market prices. The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

	December 31, 2000		December 31, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		(in thousands)
Cash and cash equivalents	$552,653	$552,653	$31,547	$31,547
Senior Notes	(400,000)	(380,500)	(400,000)	(200,000)
Senior Convertible Notes	(200,000)	(159,500)	(200,000)	(83,250)
Senior Discount Notes	(908,243)	(730,448)	(1,020,332)	(351,416)
Credit Facility	(200,000)	(200,000)	(695,000)	(695,000)

     Earnings Per Share

      Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company has potential common stock equivalents related to its convertible notes, warrants and outstanding stock options and had potential common stock equivalents related to its convertible preferred stock until all such preferred stock converted into common stock in February 2000. These potential common stock equivalents were not included in diluted earnings per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

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

     Significant Customers

      The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      For the years ended December 31, 1999, 2000 and 2001, one customer, which is a significant stockholder of the Company, accounted for 35%, 25% and 20% of the Company’s revenues, respectively. In addition, another company, which is an affiliate of a significant stockholder of the Company, accounted for 10% of the Company’s revenues in 2001. In 2000, a different customer accounted for 12% of the Company’s revenues.

     Other Income (Expense)

      Other income (expense) consists of the following:

	Year Ended December 31,

	1999	2000	2001

Write-down of investments in affiliates	$—	$—	$(129,404)
Equity in net loss of affiliates	(408)	(8,748)	(62,402)
Write-off of loans to affiliates	—	—	(26,980)
Other	(16)	212	(4,796)

	$(424)	$(8,536)	$(223,582)

     Stock Options

      The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”) to account for its employee stock options in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Companies that account for stock based compensation arrangements for their employees under APB No. 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123.

     Employee Benefit Plan

      The Company provides a 401(k) plan for the benefit of all its employees meeting specified eligibility requirements. The Company’s expenses related to the plan are discretionary and totaled approximately $0.1 million, $0.9 million and $2.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Commitments and Contingencies

      The Company is subject to various legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. Management accrues an estimate of expense for any matters that are considered probable of occurring based on the facts and circumstances. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Impact of Recently Issued Accounting Standards

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 in the fiscal year beginning January 1, 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that it will incur a goodwill impairment loss as a result of initially adopting SFAS 142 of approximately $377 million. The impairment loss will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. In addition, application of the nonamortization provisions of the Statement is expected to result in a decrease in depreciation and amortization expense of $33.9 million per year.

      In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

     Reclassifications

      Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

2. Long-lived Assets

      Property and equipment consist of the following:

	December 31,

	2000	2001

	(in thousands)
Towers	$1,344,627	$2,483,049
Equipment	23,295	46,827
Land	15,468	19,109
Buildings	17,427	40,588
Other	29,847	56,155

	1,430,664	2,645,728
Less accumulated depreciation	(98,205)	(245,828)

	1,332,459	2,399,900
Construction in progress	207,878	62,203

Property and equipment, net	$1,540,337	$2,462,103

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Goodwill and other intangible assets consist of the following:

	December 31,

	2000	2001

	(in thousands)
Goodwill	$543,653	$509,208
Debt issuance costs	73,751	96,816

	617,404	606,024
Less accumulated amortization	(46,655)	(90,809)

	$570,749	$515,215

3. Debt

      Debt consists of the following:

	December 31,

	2000	2001

	(in thousands)
Credit facility	$200,000	$695,000
10 3/4% Senior Notes Due 2010.	200,000	200,000
12 1/2% Senior Notes Due 2010.	200,000	200,000
6 3/4% Senior Convertible Notes Due 2010.	200,000	200,000
12% Senior Discount Notes Due 2008, net of discount	167,517	188,222
11 1/4% Senior Discount Notes Due 2009, net of discount	409,451	456,810
12 7/8% Senior Discount Notes Due 2010, net of discount	331,275	375,300
Other long-term debt	1,148	—

	1,709,391	2,315,332
Less current portion	(336)	—

Long-term debt, less current portion	$1,709,055	$2,315,332

     Credit Facility

      In connection with the acquisition of communications towers from Nextel Communications, Inc. in April 1999, SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. In February 2001, Communications amended and restated its credit facility to, among other things, provide for an aggregate borrowing capacity of up to $1.3 billion, subject to the covenants and conditions contained in the credit facility. The amended and restated credit facility consists of a $350.0 million revolving credit facility of which $50.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior to the earlier of February 22, 2002 or the date on which at 50% of the multiple draw term loan has been funded, and, after that date, the entire $350.0 million may be drawn, subject to the satisfaction of certain financial covenants, at any time prior September 30, 2003 at which time the amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, at which time the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $695.0 million outstanding under the credit facility at December 31, 2001. The remaining $605.0 million under the credit facility was undrawn. The Company’s ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, the Company could draw approximately $142 million in additional borrowings as of December 31, 2001 while remaining in compliance with these covenants. Additional borrowing within these covenants will become available as pro forma cash flow increases.

      The revolving credit loans and the multiple draw term loans will bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 2.00% per annum, which margin may, after a period of time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 3.25% per annum, which margin may, after a period of time, decrease based on a leverage ratio. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2001 was 5.75%.

      Communications will be required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the multiple draw term loan and the revolving credit facility, depending on the respective undrawn amounts. Communications may be required to prepay the amended and restated credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the termination of the SBC transaction or the generation of excess cash flow.

      SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the amended and restated credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries, a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries.

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

     12 7/8% Senior Discount Notes Due 2010 (the “12 7/8% Discount Notes”) and 10 3/4% Senior Notes Due 2010 (the “10 3/4% Senior Notes”)

      On March 15, 2000, SpectraSite issued $559.8 million aggregate principal amount at maturity of its 12 7/8% Discount Notes for gross proceeds of $300.0 million and $200.0 million aggregate principal amount of its 10 3/4% Senior Notes. The 12 7/8% Discount Notes will not pay any interest until March 15, 2005, at which time semi-annual interest payments will commence and become due on each March 15 and September 15 thereafter. Semi-annual interest payments for the 10 3/4% Senior Notes are due on each March 15 and September 15.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      After March 15, 2005, the Company may redeem all or a portion of the 12 7/8% Discount Notes and the 10 3/4% Senior Notes at specified redemption prices, plus accrued and unpaid interest. On one or more occasions prior to March 15, 2003, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 12 7/8% Discount Notes and the 10 3/4% Senior Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112.875% and 110.750%, respectively, of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 12 7/8% Discount Notes and the 10 3/4% Senior Notes that restrict the Company’s ability to incur additional indebtedness, make certain payments and issue preferred stock, among other things.

     12 1/2% Senior Notes Due 2010 (the “12 1/2% Senior Notes”)

      On December 20, 2000, SpectraSite issued $200.0 million aggregate principal amount at maturity of 12 1/2% Senior Notes for proceeds of $195.9 million, net of original issue discount of $4.1 million. Semi-annual interest payments for the 12 1/2% Senior Notes are due on each May 15 and November 15. After November 15, 2005, the Company may redeem all or a portion of the 12 1/2% Senior Notes at specified redemption prices, plus accrued and unpaid interest. On one or more occasions prior to November 15, 2003, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 12 1/2% Senior Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112.5% of the principal amount on the redemption date. The Company is required to comply with certain covenants under the terms of the 12 1/2% Senior Notes that restrict the Company’s ability to incur additional indebtedness, make certain payments, and issue preferred stock, among other things.

     6 3/4% Senior Convertible Notes Due 2010 (the “6 3/4% Convertible Notes”)

      On November 20, 2000, SpectraSite issued $200.0 million aggregate principal amount of 6 3/4% Convertible Notes. Semi-annual interest payments for these notes are due on each May 15 and November 15. The 6 3/4% Convertible Notes may be converted into common stock at any time on or before November 15, 2010 at a conversion price of $21.5625 per share, subject to adjustment. The trading price of the Company’s common stock on the commitment date was $15.00 per share. After November 20, 2003, the Company may redeem all or a portion of the 6  3/4% Convertible Notes at specified redemption prices together with accrued interest.

     12% Senior Discount Notes Due 2008 (the “12% Discount Notes”)

      On June 26, 1998, the Company issued $225.2 million aggregate principal amount at maturity of 12% Discount Notes for gross proceeds of $125.0 million. The 12% Discount Notes will not pay any interest until July 15, 2003, at which time semi-annual interest payments will commence and become due on each January 15 and July 15 thereafter. After July 15, 2003, the Company may redeem all or a portion of the 12% Discount Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to July 15, 2001, the Company may redeem up to 25% of the aggregate principal amount at maturity of the 12% Discount Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 112% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 12% Discount Notes that restrict the Company’s ability to incur indebtedness, make certain payments and issue preferred stock, among other things.

     11 1/4% Senior Discount Notes Due 2009 (the “11 1/4% Discount Notes”)

      On April 20, 1999, the Company issued $586.8 million aggregate principal amount at maturity of 11 1/4% Discount Notes for gross proceeds of $340.0 million. The 11 1/4% Discount Notes will not pay any interest until April 15, 2004, at which time semi-annual interest payments will commence and become due on each April 15 and October 15 thereafter. After April 15, 2004, the Company may redeem all or a portion of the 11 1/4%

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Discount Notes at specified redemption prices, plus accrued and unpaid interest, to the applicable redemption date. On one or more occasions prior to April 15, 2002, the Company may redeem up to 35% of the aggregate principal amount at maturity of the 11 1/4% Discount Notes with the net cash proceeds from one or more equity offerings. The redemption price would be 111.25% of the accreted value on the redemption date. The Company is required to comply with certain covenants under the terms of the 11 1/4% Discount Notes that restrict the Company’s ability to incur additional indebtedness, make certain payments and issue preferred stock, among other things.

     Other Long-Term Debt

      In connection with the acquisition of Westower Corporation (“Westower”), the Company assumed certain long-term obligations of the acquired entity. Substantially all of Westower’s outstanding long-term obligations were repaid prior to the acquisition, and the remaining obligations were repaid in 2000 and 2001.

4.     Convertible Voting Preferred Stock and Shareholders’ Equity

     Convertible Voting Preferred Stock

      At December 31, 1998, SpectraSite had mandatorily redeemable convertible preferred stock consisting of Series A and Series B cumulative redeemable preferred stock, each with a $0.001 par value, 10.5 million shares authorized in the aggregate and 3.5 million and 7.0 million shares issued and outstanding, respectively. In connection with closing the Nextel tower acquisition in April 1999, provisions for dividends and redemption were eliminated with respect to the Series A and Series B preferred stock. Previously accrued dividends have been eliminated, and the outstanding balances have been reclassified as convertible preferred stock in shareholders’ equity in the balance sheet as of December 31, 1999. In connection with closing the Nextel tower acquisition, SpectraSite sold 46.3 million shares of Series C preferred stock at a price of $5.00 per share. In addition, Nextel received 14.0 million shares of Series C preferred stock. At December 31, 1999, SpectraSite had 60.3 million of $0.001 par value Series C shares authorized, issued and outstanding. Each share of Series A, B and C preferred stock was convertible into one share of common stock and entitled the holder to vote on an as-converted basis with holders of common stock. Contemporaneously with the closing of an underwritten public offering of common stock, the outstanding shares of Series A, B and C preferred stock automatically converted to common stock on February 4, 2000.

      On November 16, 2000, SpectraSite’s shareholders authorized the issuance of 40.0 million shares of preferred stock for such times, for such purposes and for such consideration as the Board of Directors may determine. No preferred stock had been issued at December 31, 2001.

     Common Stock and Warrants

      On February 4, 2000, SpectraSite completed an underwritten public offering of 25.6 million shares of common stock for net proceeds of approximately $411.3 million. As a result of the offering, all outstanding shares of Series A, B and C preferred stock automatically converted to common stock on a share-for-share basis.

      On July 28, 2000, SpectraSite completed an underwritten public offering of 11.0 million shares of common stock for net proceeds of approximately $220.2 million. On August 2, 2000, the underwriters purchased an additional 1.65 million shares of common stock pursuant to the exercise of their overallotment option for net proceeds of $33.2 million.

      On November 20, 2000, SpectraSite completed a private placement of 4.0 million shares of common stock for proceeds of $75.0 million. In addition, the purchasing shareholders received warrants to purchase an additional 1.5 million shares of common stock. The warrants are immediately exercisable; the exercise price

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

for 0.6 million shares is $21.56 per share, the exercise price for 0.45 million shares is $23.86 per share and the exercise price for the remaining 0.45 million shares is $28.00 per share.

     Stock Options

      During 1997, the Company adopted a stock option plan which provides for the purchase of common stock by key employees, directors, advisors and consultants of the Company. The maximum number of shares which may be issued under the plan, as amended, may not exceed 20.0 million shares. Stock options are granted under various stock option agreements. Each stock option agreement contains specific terms.

      The options without a performance acceleration feature, which were granted under the terms of the incentive stock option agreement, and options granted under the terms of the non-qualified stock option agreement vest and become exercisable ratably over a four or five-year period, commencing one year after date of grant.

      The options with a performance acceleration feature, which were granted under the terms of the incentive stock option agreement, and the non-qualified stock option agreement vest and become exercisable upon the seventh anniversary of the grant date. Vesting, however, can be accelerated upon the achievement of certain milestones defined in each agreement.

      In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999, 2000 and 2001: dividend yield of 0.0%; volatility of .70; risk free interest rate of 5.0%; and expected option lives of 7 years. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been $100.9 million and $12.80 for the year ended December 31, 1999, $169.2 million and $1.40 for the year ended December 31, 2000 and $672.1 million and $4.47 for the year ended December 31, 2001.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Option activity under the Company’s plans is summarized below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 1998.	1,567,900	$3.12
Granted	2,705,810	5.32
Exercised	(200,006)	2.52
Canceled	(271,670)	3.41
Options assumed in Westower acquisition	1,921,757	8.62

Outstanding at December 31, 1999.	5,723,791	6.02
Granted	7,962,616	12.56
Exercised	(2,182,968)	5.74
Canceled	(791,227)	10.35
Options assumed in Apex acquisition	191,359	3.58

Outstanding at December 31, 2000.	10,903,571	10.48
Granted	4,011,485	4.86
Exercised	(379,927)	9.85
Canceled	(1,411,894)	12.61

Outstanding at December 31, 2001.	13,123,235	8.56

      There were 1.8 million, 1.7 million, and 4.0 million options exercisable under the stock option plan at December 31, 1999, 2000 and 2001, respectively.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	As of 12/31/01	Contractual Life	Price	As of 12/31/01	Price

$2.25-2.95	2,982,817	9.27	$2.93	317,650	$2.90
$3.00-7.37	2,909,478	7.61	4.87	1,248,979	4.75
$7.40-10.56	3,353,028	8.09	10.15	1,369,832	10.24
$11.05-16.25	3,242,807	8.62	13.32	977,323	13.23
$16.28-22.22	635,105	8.65	19.13	102,027	20.41

$2.25-22.22	13,123,235	8.41	8.56	4,015,811	8.94

      The weighted average remaining contractual life of the stock options outstanding was 8.81 years, 8.97 years and 8.41 years at December 31, 1999, 2000 and 2001, respectively.

     Employee Stock Purchase Plan

      In August 1999, SpectraSite adopted the SpectraSite Holdings, Inc. Employee Stock Purchase Plan. The Board of Directors has reserved and authorized one million shares of common stock for issuance under the plan. Eligible employees may purchase a number of shares of common stock equal to the total dollar amount contributed by the employee to a payroll deduction account during each six-month offering period divided by the purchase price per share. The price of the shares offered to employees under the plan will be 85% of the

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

lesser of the fair market value at the beginning or end of each six-month offering period. SpectraSite initiated the first offering period on September 1, 2000 and issued 0.3 million shares under the plan in 2001.

     Stock Reserved for Future Issuance

      The Company has reserved shares of its authorized shares of common stock for future issuance as follows:

As of
December 31,
2001

Reserved for issuance in SBC transaction	15,344,618
Outstanding stock options	13,123,235
Outstanding senior convertible notes	9,275,362
Possible future issuance under stock option plans	3,863,864
Outstanding warrants	1,500,000
Employee stock purchase plan	736,406

Total	43,843,485

5.     Leases

     As Lessee

      The Company leases communications towers, land (“ground leases”), office space and equipment under noncancelable operating and capital leases. Ground leases are generally for terms of five years and are renewable at the option of the Company. Rent expense was approximately $17.9 million, $32.9 million and $57.9 million for the years ended December 31, 1999, 2000 and 2001 respectively. Lease payments for the Company’s most significant capital lease assets are made upon inception of the lease, and, accordingly, no capital lease obligation exists for those assets as of December 31, 2001. As of December 31, 2001, the future minimum lease payments for these leases are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)	(in thousands)
2002	$4,515	$80,192
2003	3,456	69,796
2004	2,226	58,390
2005	1,541	40,711
2006	1,569	23,323
Thereafter	12,215	131,229

Total	25,522	$403,641

Less amount representing imputed interest	(8,305)

Present value of net minimum lease payments under capital leases	$17,217

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Assets recorded under capital leases consist of:

	2000	2001

	(in thousands)
Towers	$328,341	$1,001,161
Other	—	18,129

	328,341	1,019,290
Less accumulated depreciation	(854)	(52,635)

	$327,487	$966,655

     As Lessor

      The Company currently leases antenna space on multi-tenant towers to a variety of wireless service providers under non-cancelable operating leases. The tenant leases are generally for initial terms of five to ten years and include options for renewal. The approximate future minimum rental receipts under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

As of
December 31,
2001

(in thousands)
2002	$253,030
2003	247,895
2004	231,893
2005	188,387
2006	123,099
Thereafter	461,724

Total	$1,506,028

      Approximately 54% of these future minimum rental receipts are due from two significant stockholders and their affiliates.

6.     Income Taxes

      The provision for income taxes is comprised of the following:

	Year Ended December 31,

	1999	2000	2001

	(in thousands)
Current:
State	$40	$663	$1,205
Foreign	528	1,511	1,342

Total provision for income taxes	$568	$2,174	$2,547

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense is as follows:

	Year Ended December 31,

	1999	2000	2001

Federal income tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Foreign tax rate differential	0.6	0.1	—
Non-deductible goodwill amortization	2.0	4.1	2.3
Non-deductible interest expense	0.5	0.1	0.5
State taxes	—	1.0	0.2
Non-cash compensation charges	—	0.6	—
Change in valuation allowance	32.5	30.5	32.4

Effective income tax rate	0.6%	1.4%	0.4%

      The components of net deferred taxes are as follows:

	As of December 31,

	1999	2000	2001

	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$15,600	$39,326	$188,031
Accreted interest on senior discount notes	19,730	56,077	92,486
Capital loss carry forward	—	—	71,890
Accrued liabilities	1,920	1,920	179
Bad debt reserves	—	1,416	3,417
Tax deferred revenue	—	—	(5,570)
Depreciation	1,760	—	(13,068)

Total gross deferred tax assets	39,010	98,739	337,365
Valuation allowance	(39,010)	(98,739)	(337,365)

Total net deferred tax assets	$—	$—	$—

      The Company has a federal net operating loss carryforward of approximately $476.9 million that begins to expire in 2012. Also, the Company has state tax loss carryforwards of $471.1 million that expire beginning in 2002. Based on the Company’s history of losses to date, management has provided a valuation allowance to fully offset the Company’s deferred tax assets.

      The Company receives an income tax deduction related to stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The amount of these benefits generated during 2001 was approximately $0.7 million. The Company has provided a 100% valuation reserve against this asset as of December 31, 2001. The benefits resulting from these deductions will be credited directly to shareholders’ equity if and when realized.

7.     Related Party Transactions

      On April 20, 1999, in connection with the Nextel tower acquisition, affiliates of three significant stockholders received an aggregate of two million shares of SpectraSite’s common stock valued at $9.0 million as consideration for financing commitments made in connection with the Nextel tower acquisition.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Affiliates of a financial institution which owns 7% of the Company’s common stock, have provided, and may continue to provide, investment banking services to the Company. One affiliate of the financial institution is acting as agent and lender under the Company’s credit facility and receives customary fees for the performance of these activities. In addition, the affiliate was an initial purchaser of the 12% Discount Notes, the 11 1/4% Discount Notes, the 10 3/4% Senior Notes, the 12 7/8% Discount Notes and the 12 1/2% Senior Notes and was an underwriter of the Company’s public offerings of common stock in February and July 2000. The Company has $695.0 million outstanding under the credit facility at December 31, 2001.

      Certain investors participating in an investment group are also affiliates of the financial institution discussed above. In November 2000, this investment group purchased 4.0 million shares of the Company’s common stock in a private placement at a purchase price of $18.75 per share and received warrants to purchase 1.5 million shares of common stock at exercise prices ranging from $21.56 per share to $28.00 per share.

      The Company has loans to officers totaling $1.8 million at December 31, 2000 and 2001. Of these amounts, $0.5 million was loaned to an officer to purchase a home as a relocation incentive. The remaining loans were made to officers in connection with the exercise of stock options. These loans are secured by shares of SpectraSite stock or by shares of common stock to be issued to the officer upon the exercise of options and have been recorded as a reduction of shareholders’ equity. The loans bear interest at the applicable federal rate under the Internal Revenue Code ranging from 5.36% to 5.82% and have maturities ranging from August 2002 to September 2004. The Company had interest income of $0.1 million from amounts outstanding under the loans in 2000 and 2001.

8.     Investments in Affiliates

      On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom. On June 8, 2000, the Company completed a joint venture with Lattice Group, the former arm of BG Group plc which runs Britain’s natural gas network. The Company and Lattice Group each owned 50% of the joint venture. Lattice Group transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company provided intellectual property and wireless network development skills. The Company contributed $164.1 million in cash to be used for future developments and possible acquisitions. The Company also contributed Ample Design to the joint venture. In May 2001, the Company loaned the joint venture $25.0 million to fund acquisitions. In October 2001, the Company sold its ownership interest in the joint venture to Lattice Group for $4.0 million and agreed to accept $5.0 million as payment in full for the loan. As a result, the Company recorded a loss on the investment in the joint venture of $121.9 million and a loss in the loan to the joint venture of $20.0 million in other expense in 2001. In addition, the Company recorded $7.7 million and $61.1 million in other expense related to its equity in the net loss of the joint venture in 2000 and 2001, respectively. As of December 31, 2001, the Company had no remaining investment in the joint venture and no remaining outstanding loan balance.

      The Company has a revolving loan arrangement with an affiliate under which the affiliate may borrow up to $14.4 million. The loan accrues interest at 12% and is collateralized by property, equipment, investments, contracts and other assets of the affiliate. The affiliate owed $7.8 million and $12.0 million, including accrued interest, to the Company under the loan at December 31, 2000 and 2001, respectively. The Company had interest income of $0.6 million and $1.2 million from amounts outstanding under the loan in 2000 and 2001, respectively. The affiliate primarily provides wireless communications access to facilities owned by the New York Port Authority. The affiliate’s business plan was negatively impacted by the attack of the World Trade Center in September 2001. As a result, the Company recorded a $7.0 million charge in other income (expense) to reduce the book value of the loan to its estimated net realizable value.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

9.     Acquisition Activity

      General — The acquisitions consummated during 1999, 2000 and 2001 have been accounted for using the purchase method of accounting. The purchase prices have been allocated to the net assets acquired, principally tangible and intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets and is being amortized on a straight-line basis over 15 years. For certain acquisitions, the financial statements reflect the preliminary allocation of purchase price as the appraisals of the assets and liabilities acquired have not been finalized. The Company does not expect any changes in goodwill or in depreciation and amortization as a result of such appraisals to be material to the consolidated financial statements. The operating results of these acquisitions have been included in the Company’s consolidated results of operations from the date of acquisition.

      2001 Acquisitions — During the year ended December 31, 2001, the Company consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate purchase price of $722.8 million, including the issuance of approximately 7.9 million shares of common stock valued at $122.8 million. The principal transactions were as follows:

      AirTouch Transaction — On February 16, 2000, the Company entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which the Company agreed to lease or sublease up to 430 communications towers located throughout southern California for $155.0 million, subject to adjustment. As partial security for obligations under the agreement to sublease, the Company deposited $23.0 million into escrow. Under the terms of the agreement, the Company will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. The Company also has the right to lease available tower space to co-location tenant in specified situations. In addition, the Company entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, the Company will develop and construct locations for wireless communications towers on real property designated by AirTouch.

      The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, the Company paid for the towers included in that closing according to a formula contained in the master sublease. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company. In March 2001, the Company agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. On June 29, 2001, the Company subleased 6 towers for aggregate consideration of $2.0 million.

      SBC Transaction — On August 25, 2000, SpectraSite entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of the Company’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of the Company or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable by the Company, at its option, in the form of cash or shares of its common stock. The maximum amount potentially payable by the Company to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. The Company and SBC entered

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

into a Lease and Sublease Agreement pursuant to which the Company will manage, maintain and lease available space on the SBC towers and has the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and will pay a monthly fee per tower of $1,400, subject to an annual adjustment. In addition, the Company entered into a five-year exclusive build-to-suit agreement with Cingular, an affiliate of SBC, under which it will develop and construct substantially all of Cingular’s new towers during the term of the agreement.

      On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduces the maximum number of towers that the Company will sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through December 31, 2001, the Company subleased the rights to a total of 2,665 towers and under the terms of the amended agreement, the parties agreed to complete the sublease of up to 85 towers by February 25, 2002 and the remaining towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment the Company will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million.

      The SBC transaction closes in stages. In the year ended December 31, 2001, the Company subleased 1,926 towers, for which it paid $493.9 million in cash and issued 7.2 million shares of common stock valued at $121.2 million. The common stock issued to SBC is valued at the time of the closing of each tower at the sum of the fair value of the stock issued plus the fair value of the potential adjustment payment. As of December 31, 2001 the Company has issued a total of 9.7 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Based on the closing market price of the Company’s common stock on December 31, 2001, the Company would be required to issue 7.3 million additional shares of common stock to SBC which is the maximum potential adjustment to the 9.7 million shares under the stock adjustment provisions described above.

      Paxson — On December 19, 2001 the Company acquired 21 broadcast towers and management rights to 15 broadcast towers from Paxson for $34.0 million in cash.

      Nextel Acquisitions — As discussed below, during 1999, the Company entered into a master site commitment agreement with certain of Nextel’s affiliates. During 2001, the Company acquired 192 wireless communications towers from Nextel and its affiliates under this agreement for a total purchase price of $33.7 million in cash.

      2000 Acquisitions — During the year ended December 31, 2000, the Company consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $765.1 million, including the issuance of approximately 9.2 million shares of the Company’s common stock valued at $165.0 million. The purchase price also includes the issuance of 191,465 options to purchase the Company’s common stock at a price of $3.58 per share. These options were valued at $2.0 million using the Black-Scholes option pricing model. The principal transactions were as follows:

      Apex Transaction — On January 5, 2000, the Company acquired Apex Site Management Holdings, Inc. in a merger transaction for 4.5 million shares of SpectraSite’s common stock valued at $55.8 million and 191,465 options to purchase common stock at an exercise price of $3.58 per share. SpectraSite also used approximately $6.2 million in cash to repay outstanding indebtedness and other obligations of Apex in connection with the merger. Apex provides rooftop and in-building access to wireless carriers.

      ITI Transaction — On January 28, 2000, the Company acquired substantially all of the assets of International Towers Inc. and its subsidiaries (“ITI”), including S&W Communications Inc. ITI owned a broadcast tower manufacturing facility and, through S&W Communications, provided integrated services for

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

the erection of broadcast towers, foundations and multi-tenant transmitter buildings. The Company paid $5.4 million and issued 350,000 shares of SpectraSite’s common stock, valued at $7.1 million, in connection with this acquisition. During the fourth quarter of 2000, the Company recorded adjustments to ITI goodwill due to the finalization of appraisals of assets which resulted in a decrease to fourth quarter costs of network services operations of $1.2 million.

      AirTouch Transaction — As discussed above, in 2000 the Company entered into an agreement to lease or sublease communications towers from AirTouch and several of its affiliates. During 2000, the Company subleased 233 towers for aggregate cash consideration of $83.9 million, including $12.5 million released from the deposit escrow.

      Lodestar Transaction — On May 18, 2000, the Company acquired Lodestar Towers, Inc. for approximately $178.6 million in cash. As of May 18, 2000, Lodestar owned 110 wireless towers and 11 broadcast towers, and managed an additional 120 wireless towers and 10 broadcast towers.

      Pegasus Acquisition — On July 17, 2000, the Company acquired 11 broadcast towers from Pegasus Communications for approximately 1.4 million shares of common stock valued at $37.5 million.

      GOCOM Acquisition — On August 24, 2000, the Company acquired 12 broadcast towers and 14 other communications towers from GOCOM Holdings, LLC and its subsidiaries for $28.2 million in cash.

      SBC Transaction — As discussed above, in 2000 the Company entered into an agreement to acquire leasehold and sub-leasehold interests in communications towers from affiliates of SBC. The initial closing occurred on December 14, 2000 and involved 739 towers, for which the company paid $175.0 million in cash and issued 2.5 million shares of common stock valued at $57.9 million.

      Nextel Acquisitions — As discussed below, during 1999, the Company entered into a master site commitment agreement with certain of Nextel’s subsidiaries. During 2000, the Company acquired 479 wireless communications towers from Nextel and its affiliates under this agreement for a total purchase price of $86.9 million in cash.

      U.S. RealTel Transaction — On December 8, 2000, the Company purchased substantially all of the United States assets and operations of U.S. RealTel, Inc. for a purchase price of $16.5 million in cash. U.S. RealTel is an international provider of rooftop and in-building telecommunication access.

      1999 Acquisitions — During the year ended December 31, 1999, the Company consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $972.4 million, including the issuance of approximately 16.0 million shares of the Company’s common stock valued at $211.0 million. In addition, this purchase price includes 14.0 million shares of Series C preferred stock and 1.7 million options to purchase the Company’s common stock valued at $70.0 million and $7.4 million, respectively. The principal 1999 transactions were as follows:

      Nextel Transaction — In April 1999, the Company purchased 2,000 communications towers from Nextel for $560.0 million in cash and 14 million shares of Series C preferred stock valued at $70.0 million, which represented approximately 18% of all the Company’s outstanding capital stock at that time. Of the total consideration paid to Nextel, $45.0 million has been allocated as a deposit relating to the master site commitment agreement described below. The Company used $150.0 million of borrowings under a $500.0 million committed credit facility, $340.0 million from the proceeds of the 11 1/4% Discount Notes and $231.4 million from the sale of Series C preferred stock to fund the cash purchase price and to pay related fees and expenses. In addition, SpectraSite and certain of Nextel’s subsidiaries entered into a master site commitment agreement under which Nextel and its controlled affiliates agreed to offer SpectraSite exclusive opportunities, under specific terms and conditions, relating to the construction or purchase of, or co-location on, 1,700 additional communications sites. Since that time, the number of communications sites subject to the Nextel agreement has been increased to approximately 2,111. These sites are then leased by subsidiaries of

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Nextel under the terms of the master site lease agreement. During 1999, the Company acquired 148 towers under the master site commitment agreement for a purchase price of $28.5 million in cash.

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

      Westower Transaction — In September 1999, the Company consummated a merger with Westower. Under the terms of the merger agreement, Westower shareholders received 1.81 shares of SpectraSite common stock for each share of Westower common stock. In the aggregate, SpectraSite exchanged 15.5 million shares of its common stock valued at $205.6 million for 8.6 million shares of Westower common stock and assumed $81.5 million of debt. The Company repaid $72.2 million of such assumed debt at closing. In addition, the Company assumed the outstanding Westower employee stock options, which were converted into options to purchase 1.7 million shares of SpectraSite’s common stock.

      Stainless Transaction — On December 30, 1999, SpectraSite acquired Stainless, Inc., formerly a wholly-owned subsidiary of Northwest Broadcasting, L.P., for $40.0 million in cash. Stainless provides engineering, fabrication and other services in connection with the erection of towers used for television broadcast companies.

10.     Restructuring and Non-recurring Charges

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

      In May 2001, the Company announced that it would consolidate its rooftop management operations from Philadelphia, Pennsylvania into its corporate headquarters in Cary, North Carolina. As a result, the Company recorded non-recurring charges of $35.8 million of which $29.6 million related to the write-off of goodwill, determined using present value of estimated cash flows, $5.1 million related to the write-down of long-term assets and $1.1 million related to the costs of employee severance and other costs related to the consolidation of these operations.

      In June 2001, the Company announced that it would divest its site leasing operations in Mexico. As a result, the Company recorded non-recurring charges of $32.2 million of which $10.7 million related to the write-off of goodwill, $17.6 million related to the write-down of long-term assets and $3.9 million related to the costs of employee severance and other costs related to the divestiture. Also in June 2001, the Company announced that it would close operations from the purchase of Vertical Properties. As a result, the Company recorded non-recurring charges of $4.3 million of which $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

      In November 2001, the Company announced that it would reduce its planned new tower acquisition and construction programs for 2002. As a result of the reduced new tower activity, the Company recorded restructuring charges of $71.5 million. Of this amount, $27.7 million was related to the write-off of work in progress related to sites in development that the Company plans to terminate, $5.7 million was related to the costs of closing certain offices and $3.1 million was related to the costs of employee severance. The Company also completed an amendment to modify its agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

provides for the number of towers to be subleased to be reduced by 300 and for the sublease date on at least 850 towers to be postponed to 2003 and January 2004. In exchange for these modifications, the Company paid a contract fee of $35.0 million which has been included in the restructuring charge in 2001. As of December 31, 2001, the remaining accrued restructuring liability was $10.1 million.

11.     Business Segments

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

      In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization and restructuring and non-recurring charges. This measure of operating profit (loss) is also before interest income, interest expense, other income (expense) and income taxes. All reported segment revenues are generated from external customers as intersegment revenues are not significant.

      Summarized financial information concerning each reportable segment is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

	Site	Network
	Leasing	Services	Other	Total

	(in thousands)
Year ended December 31, 2001
Revenues	$221,614	$251,358	$—	$472,972
Income (loss) before income taxes	96,357	34,565	(783,144)	(652,222)
Assets	2,501,447	173,052	527,100	3,201,599
Year ended December 31, 2000
Revenues	$116,476	$230,432	$—	$346,908
Income (loss) before income taxes	47,898	30,921	(234,261)	(155,442)
Assets	1,588,504	137,571	1,328,030	3,054,105
Year ended December 31, 1999
Revenues	$46,515	$53,570	$—	$100,085
Income (loss) before income taxes	28,661	7,915	(133,676)	(97,100)
Assets	756,442	60,149	403,362	1,219,953

      Net revenues were located in geographic areas as follows:

	Year Ended December 31,

	1999	2000	2001

	(in thousands)
United States	$90,984	$308,600	$425,497
Canada	13,794	48,404	54,200
Mexico	—	—	137
Eliminations	(4,693)	(10,096)	(6,862)

Consolidated net revenues	$100,085	$346,908	$472,972

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Long-lived assets were located in geographic areas as follows:

	Year Ended December 31,

	2000	2001

	(in thousands)
United States	$2,129,235	$2,975,929
Canada	57,488	58,609
United Kingdom	168,594	—
Mexico	14,078	—

Consolidated long-lived assets	$2,369,395	$3,034,538

12.     Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the years ended December 31, 2000 and 2001 is as follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in thousands, except per share data)
2001
Revenues	$107,263	$111,902	$122,509	$131,298
Gross profit(1)	(18,210)	(22,934)	(21,805)	(26,769)
Restructuring and non-recurring charges	—	72,323	—	71,462
Net loss	(63,898)	(187,033)	(241,140)	(162,698)
Net loss per common share, basic and diluted	$(0.44)	$(1.24)	$(1.59)	$(1.06)
2000
Revenues	$75,237	$77,783	$90,484	$103,404
Gross profit(1)	(10,980)	(11,353)	(9,240)	(9,060)
Net loss	(32,495)	(38,434)	(40,880)	(45,807)
Net loss per common share, basic and diluted	$(0.38)	$(0.31)	$(0.31)	$(0.33)

(1)	Represents revenues less operating expenses excluding restructuring and non-recurring charges.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpectraSite Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cary, State of North Carolina, on March 21, 2002.

SPECTRASITE HOLDINGS, INC.

By:	/s/ STEPHEN H. CLARK

Stephen H. Clark

President, Chief Executive Officer and Director

      SpectraSite Holdings, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints Stephen H. Clark and David P. Tomick, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or either of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of SpectraSite Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN H. CLARK Stephen H. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2002
/s/ DAVID P. TOMICK David P. Tomick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2002
/s/ CALVIN J. PAYNE Calvin J. Payne	Executive Vice President — Design and Construction and Director	March 21, 2002
/s/ DANIEL I. HUNT Daniel I. Hunt	Vice President — Finance and Administration (Principal Accounting Officer)	March 21, 2002
/s/ LAWRENCE B. SORREL Lawrence B. Sorrel	Chairman of the Board of Directors	March 21, 2002
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	March 21, 2002
/s/ MICHAEL J. PRICE Michael J. Price	Director	March 21, 2002

Signature	Title	Date

/s/ JAMES R. MATTHEWS James R. Matthews	Director	March 21, 2002
/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director	March 21, 2002
/s/ EDGAR L. REYNOLDS Edgar L. Reynolds	Director	March 21, 2002
/s/ STEVEN M. SHINDLER Steven M. Shindler	Director	March 21, 2002
/s/ MICHAEL R. STONE Michael R. Stone	Director	March 21, 2002