Form 10-Q
period 2002-03-31
SPECTRASITE HOLDINGS INC
filed 2002-05-13
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

YES [X]      No [  ]

As of May 1, 2002, the registrant had only one outstanding class of common stock, of which there were 154,013,917 shares outstanding.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At March 31, 2002 and December 31, 2001
(dollars in thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$85,567	$31,547

Accounts receivable, net of allowance of $8,990 and $8,891	59,773	90,776

Costs and estimated earnings in excess of billings	22,391	18,578

Inventories	15,549	14,391

Prepaid expenses and other	11,563	11,769

Total current assets	194,843	167,061

Property and equipment, net	2,461,470	2,462,103

Goodwill, net	60,626	437,350

Other assets	117,093	135,085

Total assets	$2,834,032	$3,201,599

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$39,408	$54,585

Accrued and other expenses	74,732	76,642

Billings in excess of costs and estimated earnings	4,242	8,674

Total current liabilities	118,382	139,901

Long-term debt	785,000	695,000

Senior notes	400,000	400,000

Senior convertible notes	200,000	200,000

Senior discount notes	1,050,273	1,020,332

Other long-term liabilities	27,810	27,021

Total liabilities	2,581,465	2,482,254

Shareholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 and 153,424,509 issued and outstanding, respectively	154	153

Additional paid-in-capital	1,624,534	1,622,089

Accumulated other comprehensive income	5,291	21,984

Accumulated deficit	(1,377,412)	(924,881)

Total shareholders’ equity	252,567	719,345

Total liabilities and shareholders’ equity	$2,834,032	$3,201,599

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2002 and 2001
(in thousands, except per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Revenues:

Site leasing	$65,952	$46,388

Network services	48,299	60,875

Total revenues	114,251	107,263

Operating expenses:

Costs of operations, excluding depreciation and amortization expense:

Site leasing	25,505	18,142

Network services	40,168	48,854

Selling, general and administrative expenses	18,845	21,767

Depreciation and amortization expense	46,075	36,710

Total operating expenses	130,593	125,473

Operating loss	(16,342)	(18,210)

Other income (expense):

Interest income	84	10,079

Interest expense	(58,697)	(48,369)

Other income (expense)	(588)	(7,010)

Total other income (expense)	(59,201)	(45,300)

Loss before income taxes	(75,543)	(63,510)

Income tax expense	235	388

Loss before cumulative effect of change in accounting principle	(75,778)	(63,898)

Cumulative effect of change in accounting for goodwill	(376,753)	—

Net loss	$(452,531)	$(63,898)

Basic and diluted earnings (loss) per common share:

Loss before cumulative effect of change in accounting principle	$(0.50)	$(0.44)

Cumulative effect of change in accounting for goodwill	(2.45)	—

Net loss per common share	$(2.95)	$(0.44)

Weighted average common shares outstanding (basic and diluted)	153,654	145,880

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Operating activities

Net loss	$(452,531)	$(63,898)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	45,559	27,168

Cumulative effect of change in accounting for goodwill	376,753	—

Amortization of goodwill and other intangible assets	516	9,542

Amortization of debt issuance costs	2,633	2,334

Amortization of senior discount notes	29,941	26,641

Non-cash compensation charges	289	531

Loss on disposal of assets	70	—

Equity in net loss of affiliates	459	6,415

Changes in operating assets and liabilities:

Accounts receivable	31,003	8,090

Costs and estimated earnings in excess of billings	(8,245)	(7,366)

Inventories	(1,158)	(5,522)

Prepaid expenses and other	(1,289)	(2,656)

Accounts payable	(15,177)	4,980

Other liabilities	(4,621)	4,385

Net cash provided by (used in) operating activities	4,202	10,644

Investing activities

Purchases of property and equipment	(39,018)	(301,773)

Loans to affiliates	(750)	—

Refunds of deposits on asset purchases	—	6,847

Investments in affiliates	—	(4,062)

Net cash used in investing activities	(39,768)	(298,988)

Financing activities

Proceeds from issuance of common stock	484	3,614

Stock issuance costs	(6)	(393)

Proceeds from issuance of long-term debt	90,000	300,000

Repayments of debt	(867)	(170)

Debt issuance costs	(25)	(19,468)

Net cash provided by financing activities	89,586	283,583

Net increase (decrease) in cash and cash equivalents	54,020	(4,761)

Cash and cash equivalents at beginning of period	31,547	552,653

Cash and cash equivalents at end of period	$85,567	$547,892

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$23,718	$16,398

Cash paid during the period for income taxes	685	598

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for property and equipment	$1,678	$54,006

Capital lease obligations incurred for the purchase of property and equipment	4,357	11,647

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Site leasing revenues are recognized when earned based on lease agreements. Fixed escalation clauses present in certain lease agreements are recognized on a straight-line basis over the term of the lease. Network service revenues related to construction activities are derived from service contracts that provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For fixed price contracts, revenues are recognized using the percentage-of-completion method measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $8.9 million and $9.0 million as of December 31, 2001 and March 31, 2002, respectively.

Significant Customers

     The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers. In the three months ended March 31, 2001 and 2002, one customer, which is a significant shareholder of the Company, accounted for 18% and 21% of revenues, respectively. In addition, another customer, which is an affiliate of a significant shareholder of the Company, accounted for 14% of revenues in the three months ended March 31, 2002.

Property and Equipment

     Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Approximately $4.7 million and $1.2 million of interest was

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capitalized for the three months ended March 31, 2001 and 2002, respectively. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Income Taxes

     The Company provides for income taxes at the end of each interim period using the liability method based on the estimated effective tax rate for the full fiscal year for each tax reporting entity. Any cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Earnings Per Share

     Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. The Company has potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. These potential common stock equivalents were not included in diluted earnings (loss) per share because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

Reclassifications

     Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity as previously reported.

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

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment

     Property and equipment consist of the following:

	March 31,	December 31,
	2002	2001

	(in thousands)
Towers	$2,519,767	$2,483,049

Equipment	56,726	46,827

Land	19,192	19,109

Buildings	40,744	40,588

Other	59,999	56,155

	2,696,428	2,645,728

Less accumulated depreciation	(291,173)	(245,828)

	2,405,255	2,399,900

Construction in progress	56,215	62,203

Property and equipment, net	$2,461,470	$2,462,103

3. New Accounting Pronouncements: Business Combinations, Goodwill and Other Intangible Assets

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

     Effective January 1, 2002, we adopted SFAS 142 which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we ceased amortization on January 1, 2002.

     We performed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million, or $2.45 per share, to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied value. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

     Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had we applied the nonamortization provisions of SFAS 142 in that period are as follows:

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,

	2002	2001

	(in thousands except
	per share amounts)
Reported net loss	$(452,531)	$(63,898)

Goodwill amortization	—	9,262

Adjusted net loss	$(452,531)	$(54,636)

Basic and diluted earnings per share

Reported net loss	$(2.95)	$(0.44)

Goodwill amortization	—	0.07

Adjusted net loss	$(2.95)	$(0.37)

4. Acquisition Activities

     SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable, at the Company’s option, in the form of cash or shares of common stock. The maximum amount potentially payable to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company will manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,470, subject to an annual adjustment. In addition, the Company has agreed to build towers for Cingular, an affiliate of SBC, over the next four years under an exclusive build-to-suit agreement.

     On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduces the maximum number of towers that it will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, the Company leased or subleased a total of 2,706 towers and under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment the Company will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. In the three months ended March 31, 2002, the Company subleased 41 towers, for which we paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

     As of March 31, 2002, the Company has issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, the Company will be required to issue in the aggregate approximately 13.2 million shares to SBC and, based on the closing market price of the Company’s common stock on March 31, 2002, we would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

5. Financing Transactions

Credit Facility

     In connection with the acquisition of communications towers from Nextel Communications, Inc. in April 1999, SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. In February 2001, Communications amended and restated its credit facility to provide, among other things, for an aggregate borrowing capacity of up to $1.3 billion, subject to the covenants and conditions contained in the credit facility. The amended and restated credit facility consists of a $350.0 million revolving credit facility which may be drawn at any time, subject to the satisfaction of certain financial covenants, and the amount available will be reduced (and, if necessary, the amounts outstanding

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

must be repaid) in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, at which time the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $785.0 million outstanding under the credit facility at March 31, 2002. The remaining $515.0 million under the credit facility was undrawn. Communications’ ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of Communications and its subsidiaries. Under the terms of the credit facility, Communications’ could draw approximately $168 million in additional borrowings as of March 31, 2002 while remaining in compliance with these covenants. Additional borrowings within the terms of these covenants become available as pro forma cash flow increases.

     The revolving credit loans and the multiple draw term loans will bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 2.00% per annum, which margin may, over time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 3.25% per annum, which margin may, over time, decrease based on a leverage ratio. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2002 was 5.29%.

     Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the multiple draw term loan and the revolving credit facility, depending on the respective undrawn amounts. Communications may be required to prepay the amended and restated credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the termination of the SBC transaction or the generation of excess cash flow.

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

6. Business Segments

     The Company operates in two business segments, site leasing and network services. The site leasing segment provides for leasing and subleasing of antenna sites on multi-tenant towers for a diverse range of wireless and broadcast communication services. The network services segment offers a broad range of network development services, including network design, tower construction and antenna installation.

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

     Summarized financial information concerning the reportable segments as of and for the three months ended March 31, 2002 and 2001 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts which have not been allocated to a specific segment.

		Network
Three months ended March 31,	Site Leasing	Services	Other	Total

	(in thousands)
2002

Revenues	$65,952	$48,299	$—	$114,251

Income (loss) before income taxes	32,785	4,374	(112,702)	(75,543)

Assets	2,471,328	134,266	228,438	2,834,032

2001

Revenues	$46,388	$60,875	$—	$107,263

Income (loss) before income taxes	20,840	6,506	(90,856)	(63,510)

Assets	1,933,992	136,328	1,322,769	3,393,089

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations and liquidity. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed in our report on Form 10-K for the year ended December 31, 2001 under Item 1a. “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

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

     We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of March 31, 2002, we owned or operated 8,015 towers as compared to 7,925 towers at December 31, 2001.

Acquisition Activity

     2002 Acquisitions

     SBC—On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable by us, at our option, in the form of cash or shares of our common stock. The maximum amount potentially payable by us to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. We and SBC entered into a Lease and Sublease Agreement pursuant to which we will manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,470, subject to an annual adjustment. In addition, we have agreed to build towers for Cingular, an affiliate of SBC, over the next four years under an exclusive build-to-suit agreement.

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

     In the three months ended March 31, 2002, we subleased 41 towers, for which we paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

     As of March 31, 2002, we have issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, we will be required to issue in the aggregate approximately 13.2 million shares to SBC and, based on the closing market price of the Company’s common stock on March 31, 2002, we would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

Results of Operations

Three months ended March 31, 2002 compared to the results for the three months ended March 31, 2001.

     Consolidated revenues for the three months ended March 31, 2002 were $114.3 million, an increase of $7.0 million from the three months ended March 31, 2001. Revenues from site leasing increased to $66.0 million for the three months ended March 31, 2002 from $46.4 million for the three months ended March 31, 2001, primarily as a result of revenues derived from towers acquired or built from March 31, 2001 to December 31, 2001. We owned or operated 8,015 communications towers at March 31, 2002 compared to 5,982 communications towers at March 31, 2001. The remaining factor contributing to the increase is incremental revenue in 2002 from new co-location tenants on towers that were part of our portfolio on March 31, 2001.

     Revenues from network services decreased to $48.3 million for the three months ended March 31, 2002 compared to $60.9 million in the three months ended March 31, 2001, primarily as a result of decreased demand for existing services.

     Costs of operations decreased to $65.7 million for the three months ended March 31, 2002 from $67.0 million for the three months ended March 31, 2001. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38.7% for the three months ended March 31, 2002 from 39.1% for the three months ended March 31, 2001. This decline was primarily due to revenues generated from new co-location revenues on existing towers and to lower average tower maintenance and repair costs as our network services group personnel began performing all such work in early 2002. As our site leasing operations mature, additional tenants on a tower will generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 83.2% for the three months ended March 31, 2002 from 80.3% for the three months ended March 31, 2001, primarily due to lower revenues and a competitive environment for these services.

     Selling, general and administrative expenses decreased to $18.8 million for the three months ended March 31, 2002 from $21.8 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 16.5% for the three months ended March 31, 2002 from 20.3% for the three months ended March 31, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in 2001.

     Depreciation and amortization expense increased to $46.1 million for the three months ended March 31, 2002 from $36.7 million for the three months ended March 31, 2001 primarily as a result of the increased depreciation from the towers we have acquired or constructed partially offset by the $9.3 million reduction in goodwill amortization as a result of the adoption of SFAS 142. See “- Description of Critical Accounting Policies-Goodwill”

     Interest income decreased to $0.1 million for the three months ended March 31, 2002 from $10.1 million in the three months ended March 31, 2001 due to lower cash balances on hand. Interest expense increased to $58.7 million during the three months ended March 31, 2002 from $48.4 million for the three months ended March 31, 2001, reflecting increased amounts outstanding under our credit facility partially offset by lower interest rates on the credit facility.

     Other income (expense) was a net expense of $0.6 million in the three months ended March 31, 2002. Of this amount, $0.5 million related to losses from investments in affiliates accounted for under the equity method. Other income (expense) was a net expense of $7.0 million in the three months ended March 31, 2001, which primarily consisted of our 50% equity in the net loss of SpectraSite-Transco.

Liquidity and Capital Resources

     SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications.

Cash Flows

     For the three months ended March 31, 2002, cash flows provided by operating activities were $4.2 million as compared to $10.6 million in the three months ended March 31, 2001. The change is primarily attributable to increased interest payments and decreased accounts payable partially offset by increased favorable cash flow generated from earnings before interest, non-recurring charges, non-cash compensation charges, depreciation and amortization (“EBITDA”). EBITDA was $30.0 million in the three months ended March 31, 2002 compared to $19.0 million in the three months ended March 31, 2001.

     For the three months ended March 31, 2002, cash flows used in investing activities were $39.8 million compared to $299.0 million for the three months ended March 31, 2001. We invested $39.0 million and $301.8 million in purchases of property and equipment, primarily related to the acquisition and construction of communications towers, in the three months ended March 31, 2002 and 2001, respectively.

     In the three months ended March 31, 2002, cash flows provided by financing activities were $89.6 million, as compared to $283.6 million in the three months ended March 31, 2001. The cash provided by financing activities in 2001 and 2002 was primarily attributable to draws on our credit facility.

Financing Transactions

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

     The revolving credit loans and the multiple draw term loans will bear interest, at SpectraSite Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 2.00% per annum, which margin may, over time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 3.25% per annum, which margin may, over time, decrease based on a leverage ratio.

     The term loan bears interest, at SpectraSite Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

     SpectraSite Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the multiple draw term loan and the revolving credit facility, depending on the respective undrawn amounts. SpectraSite Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the termination of the SBC transaction or the generation of excess cashflow.

     The credit facility contains a number of covenants that, among other things, restrict SpectraSite Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. SpectraSite Communications, however, is permitted to pay dividends for the purpose of paying interest on SpectraSite’s senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that SpectraSite Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At March 31, 2002, we were in compliance with these covenants.

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

Liquidity and Commitments

     We had cash and cash equivalents of $85.6 million at March 31, 2002. We also had $785.0 million outstanding under our credit facility at that date. The remaining $515.0 million under the credit facility was undrawn. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could spend approximately $168 million as of March 31, 2002 while remaining in compliance with these covenants. Additional borrowings within these covenants become available as our pro forma cash flow increases. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2001 was 5.29%.

     Our ability to fund capital expenditures, make scheduled payments of principal or pay interest on our debt obligations and our ability to refinance any such debt obligations will depend on our future performance, including our ability to generate cash flow from operations, which, to a certain extent, depends on the demand for wireless services, developments in competing technologies and our ability to co-locate new tenants, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. While we have taken steps to reduce our capital commitments, our business strategy continues to contemplate substantial capital expenditures during the next year, primarily to fund the construction and acquisition of additional communications towers. We believe that cash flow from operations, available cash on hand and anticipated borrowings under our credit facility will be sufficient to fund these capital expenditures. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity. We currently anticipate that, in order to pay the principal of our outstanding indebtedness, or to redeem or repurchase such indebtedness upon a change of control, as defined in the instruments governing our indebtedness, we will be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

     The following table provides a summary of our material debt, lease and other contractual commitments as of March 31, 2002.

	Payments Due by Period ($ thousands)

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$2,435,273	$—	$112,563	$197,437	$2,125,273

Capital Lease Payments	25,067	4,436	5,701	3,116	11,814

Operating Leases Payments	336,750	71,502	116,213	55,698	93,337

SBC Tower Purchase Commitment (1)	227,420	—	227,420	—	—

Other Contractual Obligations	8,768	8,768	—	—	—

Total Contractual Cash Obligations	$3,033,278	$84,706	$461,897	$256,251	$2,230,424

(1)	Based on the average purchase price of towers previously acquired from SBC.

     In addition, we had standby letters of credit of $2.1 million and performance bonds of $14.1 million outstanding at March 31, 2002, most of which expire within one year.

     We expect to build approximately 800 towers over the next four years for Cingular, an affiliate of SBC, pursuant to our build-to-suit agreement. Based on the cost of towers built to date, we estimate that these towers will cost from $150 million to $250 million in the aggregate.

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

Revenue Recognition

     Site leasing revenues are recognized when earned based on lease agreements. Increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease. Network services revenues related to construction activities are derived from service contracts that provide for billing on a time and materials or fixed price basis. For time and material contracts, revenues are recognized as services are performed. For fixed price contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Capitalization of Internal Costs

     Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers is capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates.

Goodwill

     The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Prior to January 1, 2002, goodwill was amortized over 15 years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we ceased amortization on January 1, 2002. We performed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million, or $2.45 per share, to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied value. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of March 31, 2002. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt.

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total

	(dollars in thousands)
Long-term obligations:

Fixed rate	$—	$—	$—	$—	$—	$1,650,273	$1,650,273

Average interest rate	—	—	—	—	—	11.26%	11.26%

     In addition, as of March 31, 2002, we had $785.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 5.29%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $1.8 million in the three months ended March 31, 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter of 2002, we issued 146,569 shares of unregistered common to affiliates of SBC Communications in connection with the acquisition of leasehold and subleasehold interests in 41 wireless communications towers from SBC. The issuance of these securities was exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. SBC represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities. SBC had adequate access to information about SpectraSite.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement to Sublease, dated as of August 25, 2000 (the “SBC Agreement”), by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings, Inc. (the “Registrant”) and Southern Towers, Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s report on Form 8-K dated August 25, 2000 and filed August 31, 2000).

2.2	Amendment No. 1 to the SBC Agreement, dated as of December 14, 2000 (incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728).

2.3	Amendment No. 2 to the SBC Agreement dated November 14, 2001 (incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001).

2.4	Amendment No. 3 to the SBC Agreement dated January 31, 2002 (incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001).

2.5	Amendment No. 4 to the SBC Agreement dated February 25, 2002 (incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the amended registration statement on Form 8-A/A of the Registrant as filed on December 12, 2000).

3.2	Amended Bylaws (incorporated by reference to exhibit 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873).

10.1	Lease and Sublease, dated as of December 14, 2000, by and among SBC Wireless, LLC, (“SBCW”), SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, the Registrant and Southern Towers, Inc. (incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.2	Agreement to Build to Suit (the “Build to Suit Agreement”), dated as of December 14, 2000, by and among SBCW, for itself and as agent for certain of its affiliates, the Registrant and SpectraSite Communications, Inc. (“Communications”) (incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.3	Amendment No. 1 to the Build to Suit Agreement, dated as of January 31, 2001, by and among SBCW, for itself and as agent for the SBCW affiliates, the Registrant and Communications (incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.4	Amendment No. 2 to the BTS Agreement, dated as of August 31, 2001 (incorporated by reference to exhibit no. 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2001).

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2002	SPECTRASITE HOLDINGS, INC. (Registrant)

/s/ DAVID P. TOMICK David P. Tomick Executive Vice President, Chief Financial Officer and Secretary

/s/ DANIEL I. HUNT Daniel I. Hunt Vice President- Finance and Administration, Principal Accounting Officer