Form 10-Q
period 2002-06-30
SPECTRASITE HOLDINGS INC
filed 2002-08-14
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

YES       No

As of August 12, 2002, the registrant had only one outstanding class of common stock, of which there were 154,013,917 shares outstanding.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At June 30, 2002 and December 31, 2001
(dollars in thousands)

	June 30,	December 31,
	2002	2001

Assets	(unaudited)
Current assets:

Cash and cash equivalents	$45,307	$31,547

Accounts receivable, net of allowance of $9,529 and $8,891	57,723	90,776

Costs and estimated earnings in excess of billings	20,312	18,578

Inventories	16,142	14,391

Prepaid expenses and other	13,209	11,769

Total current assets	152,693	167,061

Property and equipment, net	2,395,355	2,462,103

Goodwill, net	60,626	437,350

Other assets	112,597	135,085

Total assets	$2,721,271	$3,201,599

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$31,398	$54,585

Accrued and other expenses	73,608	76,642

Billings in excess of costs and estimated earnings	2,103	8,674

Total current liabilities	107,109	139,901

Long-term debt	785,000	695,000

Senior notes	400,000	400,000

Senior convertible notes	200,000	200,000

Senior discount notes	1,081,481	1,020,332

Other long-term liabilities	27,697	27,021

Total liabilities	2,601,287	2,482,254

Shareholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 and 153,424,509 issued and outstanding, respectively	154	153

Additional paid-in-capital	1,624,824	1,622,089

Accumulated other comprehensive income (loss)	(14)	21,984

Accumulated deficit	(1,504,980)	(924,881)

Total shareholders’ equity	119,984	719,345

Total liabilities and shareholders’ equity	$2,721,271	$3,201,599

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2002 and 2001
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:

Site leasing	$69,633	$53,001	$135,585	$99,389

Network services	42,008	58,901	90,307	119,776

Total revenues	111,641	111,902	225,892	219,165

Operating Expenses:

Costs of operations, excluding depreciation and amortization expense

Site leasing	26,705	22,158	52,210	40,300

Network services	39,199	46,929	79,367	95,783

Selling, general and administrative expenses	18,788	23,201	37,633	44,968

Depreciation and amortization expense	52,356	42,548	98,431	79,258

Restructuring and non-recurring charges	30,757	72,323	30,757	72,323

Total operating expenses	167,805	207,159	298,398	332,632

Operating loss	(56,164)	(95,257)	(72,506)	(113,467)

Other income (expense):

Interest income	293	4,940	377	15,019

Interest expense	(61,795)	(53,362)	(120,492)	(101,731)

Other income (expense)	(9,955)	(42,458)	(10,543)	(49,468)

Total other income (expense)	(71,457)	(90,880)	(130,658)	(136,180)

Loss before income taxes	(127,621)	(186,137)	(203,164)	(249,647)

Income tax expense (benefit)	(53)	896	182	1,284

Loss before cumulative effect of change in accounting principle	(127,568)	(187,033)	(203,346)	(250,931)

Cumulative effect change in accounting for goodwill	—	—	(376,753)	—

Net loss	$(127,568)	$(187,033)	$(580,099)	$(250,931)

Basic and diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(0.83)	$(1.24)	$(1.32)	$(1.69)

Cumulative effect of change in accounting for goodwill	—	—	(2.45)	—

Net loss	$(0.83)	$(1.24)	$(3.77)	$(1.69)

Weighted average common shares outstanding (basic and diluted)	154,014	150,446	153,834	148,163

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Operating activities

Net loss	$(580,099)	$(250,931)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	96,703	60,014

Cumulative effect of change in accounting for goodwill	376,753	—

Amortization of goodwill and other intangible assets	1,728	19,244

Amortization of debt issuance costs	5,267	5,107

Amortization of senior discount notes	61,149	54,409

Non-cash compensation charges	580	1,063

Loss on disposal of assets	31,426	25,693

Write-off of goodwill	—	44,476

Write-off of loan to and investment in affiliates	—	27,500

Equity in net loss of affiliates	102	19,248

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	33,053	3,705

Costs and estimated earnings in excess of billings, net	(8,305)	(11,211)

Inventories	(1,751)	(7,421)

Prepaid expenses and other	(3,879)	(5,993)

Accounts payable	(23,187)	7,033

Other liabilities	(5,228)	7,431

Net cash used in operating activities	(15,688)	(633)

Investing activities

Purchases of property and equipment	(58,597)	(598,748)

Loans to affiliates	(750)	(26,150)

Refunds of deposits on asset purchases	—	6,847

Acquisitions, net of cash acquired	—	(4,773)

Investments in affiliates	—	(6,626)

Net cash used in investing activities	(59,347)	(629,450)

Financing activities

Proceeds from issuance of common stock	483	4,082

Stock issuance costs	(6)	(434)

Proceeds from issuance of long-term debt	90,000	300,000

Repayments of debt	(1,656)	(220)

Debt issuance costs	(26)	(19,893)

Net cash provided by financing activities	88,795	283,535

Net increase (decrease) in cash and cash equivalents	13,760	(346,548)

Cash and cash equivalents at beginning of period	31,547	552,653

Cash and cash equivalents at end of period	$45,307	$206,105

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$55,828	$41,964

Cash paid during the period for income taxes	772	598

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for property and equipment	$1,677	$118,580

Capital lease obligations incurred for the purchase of property and equipment	4,515	16,103

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

Allowance for Uncollectible Accounts

         The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $8.9 million and $9.5 million as of December 31, 2001 and June 30, 2002, respectively.

Significant Customers

         The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers. One customer, which is a significant shareholder of the Company, accounted for 19% and 20% of revenues in the three months ended June 30, 2001 and 2002 and 18% and 21% in the six months ended June 30, 2001 and 2002, respectively. In addition, another customer, that is an affiliate of another significant shareholder of the Company, accounted for 16% and 15% of revenues in the three and six months ended June 30, 2002.

Property and Equipment

         Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition,

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

development and construction of towers are capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to operating expenses as incurred. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Restructuring and Non-recurring Charges

         In May 2002, the Company announced that it would terminate its build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, the Company recorded restructuring charges of $26.5 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that are to be terminated, $4.1 million was related to the costs of closing offices and $6.0 million was related to the costs of employee severance. In addition, we recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

         Non-recurring charges for the six months ended June 30, 2001 were $72.3 million, consisting of $35.8 million in non-recurring charges relating to the decision to consolidate the rooftop management operations from Philadelphia, Pennsylvania to Cary, North Carolina, $32.2 million in non-recurring charges relating to the decision to divest operations in Mexico, and $4.3 million relating to the decision to close operations from the purchase of Vertical Properties. Of the $35.8 million relating to the consolidation of the rooftop management operations, $34.4 million related to the write-off of goodwill, $0.3 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations. Of the $32.2 million relating to the divestiture of operations in Mexico, $10.7 million related to the write-off of goodwill, $17.6 related to the write-down of assets in Mexico and $3.9 million was related to the costs of employee severance and other costs related to the divestiture. Of the $4.3 million relating to Vertical Properties, $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

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

2.	Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
Towers	$2,534,595	$2,483,049

Equipment	55,626	46,827

Land	19,781	19,109

Buildings	40,018	40,588

Other	62,628	56,155

	2,712,648	2,645,728

Less accumulated depreciation	(341,273)	(245,828)

	2,371,375	2,399,900

Construction in progress	23,980	62,203

Property and equipment, net	$2,395,355	$2,462,103

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

         Effective January 1, 2002, the Company adopted SFAS 142 which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we ceased amortization on January 1, 2002.

         The Company performed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million, or $2.45 per share, to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied value. In accordance with SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

         Actual results of operations for the three and six months ended June 30, 2002 and pro forma results of operations for the three and six months ended June 30, 2001 had we applied the nonamortization provisions of SFAS 142 in those periods are as follows:

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands except per share amounts)

Reported net loss	$(127,568)	$(187,033)	$(580,099)	$(250,931)

Goodwill amortization	—	8,475	—	17,737

Adjusted net loss	$(127,568)	$(178,558)	$(580,099)	$(233,194)

Basic and diluted earnings per share

Reported net loss	$(0.83)	$(1.24)	$(3.77)	$(1.69)

Goodwill amortization	—	0.05	—	0.12

Adjusted net loss	$(0.83)	$(1.19)	$(3.77)	$(1.57)

         In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company adopted SFAS 144 as of January 1, 2002.

4.	Acquisition Activities

         SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable, at the Company’s option, in the form of cash or shares of common stock. The maximum amount potentially payable to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company will manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,470, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, over the next four years under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

         On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, the Company leased or subleased a total of 2,706 towers and under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment the Company will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. In the six months ended June 30, 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

         On May 15, 2002, the Company entered into agreements with SBC and Cingular Wireless LLC (“Cingular”) to (i) terminate its build-to-suit agreement, (ii) transfer SpectraSite’s lease or sublease interests in 545 SBC towers to Cingular and (iii) reduce SpectraSite’s future sublease commitment by 187 towers. The Company would receive net proceeds of $98 million

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

at closing which would be used to reduce bank facility borrowings. Under the agreement, SpectraSite would issue approximately 12.1 million shares of its common stock to SBC in full satisfaction of its obligations to pay the stock portion of the prepaid rent for the remaining 707 towers to be subleased from SBC and to satisfy any adjustment payments to SBC under the Agreement to Sublease. The closing of this transaction (except the termination of the build-to-suit agreement, which became effective immediately) is subject to the successful consummation of the Refinancing Transactions (described in Note 5) or other similar transactions that reduce SpectraSite’s indebtedness by at least $200 million, the consent of SpectraSite’s bank credit facility lenders and other customary closing conditions. If the closing conditions are not met by August 15, 2002, and the agreements are not extended, then the agreements (except the termination of the build-to-suit agreement) may be terminated by either party.

         As of June 30, 2002, the Company has issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, the Company will be required to issue to SBC an additional 3.3 million shares to complete the lease or sublease of the remaining 894 towers, for a total of approximately 13.2 million shares. Based on the closing market price of the Company’s common stock on June 30, 2002, the Company would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

5.	Financing Transactions

Credit Facility

         In connection with the acquisition of communications towers from Nextel Communications, Inc. in April 1999, SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $500.0 million credit facility. In February 2001, Communications amended and restated its credit facility to provide, among other things, for an aggregate borrowing capacity of up to $1.3 billion, subject to the covenants and conditions contained in the credit facility. The amended and restated credit facility consists of a $350.0 million revolving credit facility which may be drawn at any time, subject to the satisfaction of certain financial covenants, and the amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; a $500.0 million multiple draw term loan that may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, at which time the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and a $450.0 million term loan that was drawn in full in February 2001 which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $785.0 million outstanding under the credit facility at June 30, 2002. The remaining $515.0 million under the credit facility was undrawn. Communications’ ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of Communications and its subsidiaries. Under the terms of the credit facility, the Company could borrow approximately $84 million under the revolving credit facility and approximately $165 million under the multiple draw term loan as of June 30, 2002 while remaining in compliance with these covenants. However, such compliance would depend on provisions in the credit facility’s financial covenants that allow the Company to net cash on hand against indebtedness in determining the ratio of Communications’ total debt to annualized EBITDA. As of June 30, 2002 the total amount that the Company could spend (other than for income producing acquisitions) from cash on hand and additional borrowings under the credit facility without violating the credit facility covenants was approximately $84 million. The Company’s ability to borrow and use cash under the credit facility financial covenants will increase or decrease as annualized EBITDA increases or decreases. In addition, the requirements of the financial covenants in the credit facility get tighter over time beginning September 30, 2002 and the ability to net cash on hand against indebtedness ends on January 1, 2003.

         The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 2.00% per annum, which margin may, over time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 3.25% per annum, which margin may, over time, decrease based on a leverage ratio. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2002 was 5.77%.

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

         The amended and restated credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. Communications, however, is permitted to pay dividends for the purpose of providing SpectraSite with funds to pay interest on its senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the amended and restated credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Refinancing Transactions

         In May 2002, SpectraSite undertook a series of transactions (the “Refinancing Transactions”) as part of an effort to reduce commitments for capital expenditures, reduce indebtedness and reduce ongoing interest payments. These included the agreements with SBC and Cingular described in Note 4 “Acquisition Activities”. In connection with the Refinancing Transactions, SpectraSite created a new, wholly-owned subsidiary, SpectraSite Intermediate Holdings, LLC (“Intermediate Holdings”). SpectraSite and Intermediate Holdings entered into a Funding Agreement pursuant to which SpectraSite and Intermediate Holdings agreed to issue to certain affiliates of Welsh, Carson, Anderson and Stowe (the “Lenders”) up to $350 million aggregate principal amount of secured convertible term notes (the “New Term Notes”). Of the proceeds from the issuance of the New Term Notes, $10 million were to be used to refinance indebtedness under SpectraSite’s existing credit facility. The remainder was to be used to fund purchases of SpectraSite’s outstanding Senior Notes and Senior Discount Notes pursuant to tender offers (the “Tender Offers”) or in the open market.

         SpectraSite and Intermediate Holdings also commenced offers to exchange (the “Exchange Offers”) up to $75 million of new notes issued by SpectraSite and Intermediate Holdings (the “Exchange Notes”) for Senior Notes and Senior Discount Notes outstanding following the Tender Offers.

         In connection with the execution of the Funding Agreement on May 15, 2002, SpectraSite paid the Lenders a fee of $2.6 million, equal to 0.75% of the aggregate principal amount of New Term Notes that the Lenders had committed to fund. SpectraSite also paid the Lenders $2.3 million related to their expenses associated with the Funding Agreement.

         On July 12, 2002 SpectraSite, Intermediate Holdings and the Lenders terminated the Funding Agreement. Also on that day, the Tender Offers expired without being consummated and the Exchange Offers (which were conditioned on the successful completion of the Tender Offers) were terminated. The Company has recorded $9.3 million related to expenses incurred in connection with the terminated Refinancing Transactions in other expenses in the statement of operations for the three months ended June 30, 2002.

         The Funding Agreement provides that if SpectraSite commences or enters into an alternative transaction which restructures, repurchases or retires at least $200 million in aggregate face value of its indebtedness before January 12, 2003, then the Lenders have the right to provide all or a portion of the financing required to fund such alternative transaction. This financing would be provided on the same terms as agreed to in the Funding Agreement. In addition, if the alternative transaction does not require at least $100 million of financing, then SpectraSite would be required to pay an additional fee of $10.5 million to the Lenders.

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

         Summarized financial information concerning the reportable segments as of and for the three and six months ended June 30, 2002 and 2001 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been allocated to a specific segment.

	Site	Network
	Leasing	Services	Other	Total

		(in thousands)
Three months ended June 30, 2002

Revenues	$69,633	$42,008	$—	$111,641

Income (loss) before income taxes	35,934	(1,124)	(162,431)	(127,621)

Assets	2,421,234	116,089	183,948	2,721,271

Three months ended June 30, 2001

Revenues	$53,001	$58,901	$—	$111,902

Income (loss) before income taxes	18,474	9,834	(214,445)	(186,137)

Assets	2,221,712	155,999	913,376	3,291,087

Six months ended June 30, 2002

Revenues	$135,585	$90,307	$—	$225,892

Income (loss) before income taxes	68,723	3,247	(275,134)	(203,164)

Assets	2,421,234	116,089	183,948	2,721,721

Six months ended June 30, 2001

Revenues	$99,389	$119,776	$—	$219,165

Income (loss) before income taxes	39,314	16,340	(305,301)	(249,647)

Assets	2,221,712	155,999	913,376	3,291,087

7.	Subsequent Events

         Following the termination of the Funding Agreement and the expiration of the Tender Offers, the Company continues to consider various strategic alternatives to restructure its indebtedness. The Company has engaged Lazard Freres to render financial advisory services in this regard. In addition, on August 7, 2002, the Company announced that it is exploring the sale of its network services division. Lazard Freres has been retained by the Company to assist in this process.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

         This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations and liquidity. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed in our report on Form 10-K for the year ended December 31, 2001 under Item 1a. “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

•	substantial leverage and capital requirements;

•	dependence on demand for wireless communications;

•	the success of our tower construction program;

•	our ability to co-locate additional tenants on our towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry and technological innovation;

•	the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

         We are one of the largest wireless tower operators in the United States and a leading provider of outsourced network services to the wireless communications and broadcast industries in the United States and Canada. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate, network planning and deployment and construction of towers and related facilities. As of June 30, 2002, we owned or operated 7,994 towers as compared to 7,925 towers at December 31, 2001.

         On August 7, 2002, we announced that we are exploring the sale of our network services segment. We have retained Lazard Freres to assist in this process.

Acquisition Activity

2002 Acquisitions

         SBC—On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable by us, at our option, in the form of cash or shares of our common stock. The maximum amount potentially payable by us to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. We and SBC entered into a Lease and Sublease Agreement pursuant to which we will manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,470, subject to an annual adjustment. In addition, we had agreed to build towers for Cingular, an affiliate of SBC, over the next four years under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

         On November 14, 2001, we completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that we will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers and under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment we will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. In the six months ended June 30, 2002, we subleased 41 towers, for which we paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

         On May 15, 2002, we entered into agreements with SBC and Cingular Wireless LLC (“Cingular”) to (i) terminate our build-to-suit agreement, (ii) transfer our lease or sublease interests in 545 SBC towers to Cingular and (iii) reduce the future sublease commitment by 187 towers. We would receive net proceeds of $98 million at closing which would be used to reduce bank facility borrowings. Under the agreement, we would issue approximately 12.1 million shares of common stock to SBC in full satisfaction of our obligations to pay the stock portion of the prepaid rent for the remaining 707 towers to be subleased from SBC and to satisfy any adjustment payments to SBC under the Agreement to Sublease. The closing of this transaction (except the termination of the build-to-suit agreement, which became effective immediately) is subject to the successful consummation of the Refinancing Transactions or other similar transactions that reduce indebtedness by at least $200 million, the consent of our bank credit facility lenders and other customary closing conditions. If the closing conditions are not met by August 15, 2002 and the agreements are not extended, then the agreements (except the termination of the build-to-suit agreement) may be terminated by either party.

         As of June 30, 2002, we had issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, we will be required to issue to SBC an additional 3.3 million shares to complete the lease or sublease of the remaining 894 towers, for a total of approximately 13.2 million shares. Based on the closing market price of our common stock on June 30, 2002, we would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

Results of Operations

Three months ended June 30, 2002 compared to the results for the three months ended June 30, 2001.

         Consolidated revenues for the three months ended June 30, 2002 were $111.6 million, a decrease of $0.3 million from the three months ended June 30, 2001. Revenues from site leasing increased to $69.6 million for the three months ended June 30, 2002 from $53.0 million for the three months ended June 30, 2001, primarily as a result of revenues derived from towers acquired or built subsequent to June 30, 2001. We owned or operated 7,994 communications towers at June 30, 2002 compared to 6,975 communications towers at June 30, 2001. The remaining factor contributing to the increase is incremental revenue in 2002 from new co-location tenants on towers that were part of our portfolio on June 30, 2001.

         Revenues from network services decreased to $42.0 million for the three months ended June 30, 2002 compared to $58.9 million in the three months ended June 30, 2001, primarily as a result of decreased demand for existing services as wireless carriers reduced 2002 capital spending levels compared to 2001.

         Costs of operations decreased to $65.9 million for the three months ended June 30, 2002 from $69.1 million for the three months ended June 30, 2001. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38.4% for the three months ended June 30, 2002 from 41.8% for the three months ended June 30, 2001. This decline was the result of lower average tower maintenance and repair costs as our network services group personnel began performing all such work in early 2002. In addition, the increase in site leasing revenues described above contributed to the improvement in the cost of operations percentage. As our site leasing operations mature, additional tenants on a tower are expected to generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenues increased to 93.3% for the three months ended June 30, 2002 from 79.7% for the three months ended June 30, 2001, primarily due to lower revenues, fixed costs that did not decline as revenues did and a competitive environment for these services which led to lower pricing.

         Selling, general and administrative expenses decreased to $18.8 million for the three months ended June 30, 2002 from $23.2 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 16.8% for the three months ended June 30, 2002 from 20.7% for the three months ended June 30, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2001 and early in 2002.

         Depreciation and amortization expense increased to $52.4 million for the three months ended June 30, 2002 from $42.5 million for the three months ended June 30, 2001 primarily as a result of the increased depreciation from the towers we have acquired or constructed partially offset by the $8.5 million reduction in goodwill amortization as a result of the adoption of SFAS 142. See “— Description of Critical Accounting Policies — Goodwill.”

         In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures. As a result of these actions, we recorded restructuring charges of $26.5 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that we plan to terminate, $4.1 million was related to the costs of closing offices and $6.0 million was related to the costs of employee severance. In addition, we recorded a non-recurring charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable.

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

         Interest income decreased to $0.3 million for the three months ended June 30, 2002 from $4.9 million in the three months ended June 30, 2001 due to lower cash balances on hand and lower interest rates. Interest expense increased to $61.8 million during the three months ended June 30, 2002 from $53.4 million for the three months ended June 30, 2001, reflecting increased amounts outstanding under our credit facility partially offset by lower interest rates on the credit facility.

         Other income (expense) was a net expense of $10.0 million in the three months ended June 30, 2002. Of this amount, $9.3 million was related to expenses associated with proposed debt tender and exchange offers and $1.5 million related to losses on disposal of assets. These expenses were partially offset by $0.5 million of foreign currency gains and $0.4 million related to gains from investments in affiliates accounted for under the equity method. Other income (expense) was a net expense of $42.5 million in the three months ended June 30, 2001. Of this amount, $13.3 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd. In addition, $20.0 million related to the write-off of a loan to SpectraSite-Transco and $7.5 million related to a write-off of the Company’s investment in Evolution.

Six months ended June 30, 2002 compared to the results for the six months ended June 30, 2001.

         Consolidated revenues for the six months ended June 30, 2002 were $225.9 million, an increase of $6.7 million from the six months ended June 30, 2001. Revenues from site leasing increased to $135.6 million for the six months ended June 30, 2002 from $99.4 million for the six months ended June 30, 2001, primarily as a result of revenues derived from towers acquired or built subsequent to June 30, 2001. We owned or operated 7,994 communications towers at June 30, 2002 compared to 6,975 communications towers at June 30, 2001. The remaining factor contributing to the increase is incremental revenue in 2002 from new co-location tenants on towers that were part of our portfolio on June 30, 2001.

         Revenues from network services decreased to $90.3 million for the six months ended June 30, 2002 compared to $119.8 million in the six months ended June 30, 2001, primarily as a result of decreased demand for existing services as wireless carriers reduced 2002 capital spending levels compared to 2001.

         Costs of operations decreased to $131.6 million for the six months ended June 30, 2002 from $136.1 million for the six months ended June 30, 2001. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38.5% for the six months ended June 30, 2002 from 40.5% for the six months ended June 30, 2001. This decline was the result of lower average tower maintenance and repair costs as our network services group personnel began performing all such work in early 2002. In addition, the increase in site leasing revenues described above contributed to the improvement in the cost of operations percentage. As our site leasing operations mature, additional tenants on a tower are expected to generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for network services as a percentage of network services revenue increased to 87.9% for the six months ended June 30, 2002 from 80.0% for the six months ended June 30, 2001, primarily due to lower revenues, fixed costs that did not decline as revenues did and a competitive environment for these services which led to lower pricing.

         Selling, general and administrative expenses decreased to $37.6 million for the six months ended June 30, 2002 from $45.0 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 16.7% for the six months ended June 30, 2002 from 20.5% for the six months ended June 30, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2001 and early in 2002.

         Depreciation and amortization expense increased to $98.4 million for the six months ended June 30, 2002 from $79.3 million for the six months ended June 30, 2001 primarily as a result of the increased depreciation from the towers we have acquired or constructed partially offset by the $17.7 million reduction in goodwill amortization as a result of the adoption of SFAS 142. See “— Description of Critical Accounting Policies — Goodwill.”

         In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures. As a result of these actions, we recorded restructuring charges of $26.5 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that we plan to terminate, $4.1 million was related to the costs of closing offices and $6.0 million was related to the costs of employee severance. In addition, we recorded a non-recurring charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable.

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

         Interest income decreased to $0.4 million for the six months ended June 30, 2002 from $15.0 million in the six months ended June 30, 2001 due to lower cash balances on hand and lower interest rates. Interest expense increased to $120.5 million during the six months ended June 30, 2002 from $101.7 million for the six months ended June 30, 2001, reflecting increased amounts outstanding under our credit facility partially offset by lower interest rates on the credit facility.

         Other income (expense) was a net expense of $10.5 million in the six months ended June 30, 2002. Of this amount, $9.3 million was related to expenses associated with proposed debt tender and exchange offers and $1.6 million related to losses on disposal of assets. These expenses were partially offset by foreign currency gains. Other income (expense) was a net expense of $49.5 million in the six months ended June 30, 2001. Of this amount, $19.2 million related to losses from investments accounted for under the equity method, primarily the investment in SpectraSite-Transco. In addition, $20.0 million related to the write-off of a loan to SpectraSite-Transco and $7.5 million related to a write-off of the Company’s investment in Evolution.

Liquidity and Capital Resources

         SpectraSite Holdings is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. SpectraSite’s only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications.

Cash Flows

         For the six months ended June 30, 2002, cash flows used by operating activities were $15.7 million as compared to $0.6 million in the six months ended June 30, 2001. The change is primarily attributable to increased interest payments and decreased accounts payable partially offset by decreased accounts receivable and increased favorable cash flow generated from earnings before interest, non-recurring charges, non-cash compensation charges, depreciation and amortization (“EBITDA”). EBITDA was $57.3 million in the six months ended June 30, 2002 compared to $39.2 million in the six months ended June 30, 2001.

         For the six months ended June 30, 2002, cash flows used in investing activities were $59.3 million compared to $629.5 million for the six months ended June 30, 2001. We invested $58.6 million and $598.7 million in purchases of property and equipment, primarily related to the acquisition and construction of communications towers, in the six months ended June 30, 2002 and 2001, respectively.

         In the six months ended June 30, 2002, cash flows provided by financing activities were $88.8 million, as compared to $283.5 million in the six months ended June 30, 2001. The cash provided by financing activities in 2001 and 2002 was primarily attributable to draws on our credit facility.

Financing Transactions

         As of June 30, 2002, we had total indebtedness of approximately $2.5 billion, consisting of $785 million outstanding under our credit facility, $400 million principal amount of senior notes, $1.1 billion accreted value of senior discount notes and $200 million of senior convertible notes.

         Our credit facility provides an aggregate borrowing capacity of up to $1.3 billion for SpectraSite Communications, subject to the covenants and conditions contained in the credit facility. The credit facility consists of:

•	a $350.0 million revolving credit facility which may be drawn, at any time, subject to the satisfaction of certain financial covenants. The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007;

•	a $500 million multiple draw term loan which may be drawn, subject to the satisfaction of certain financial covenants, at any time through August 22, 2002, at which time the amount drawn must be repaid in quarterly installments beginning on September 30, 2003 and ending on June 30, 2007; and

•	a $450.0 million term loan that was drawn in full in February 2001 and which will, from September 30, 2003 through June 30, 2007, amortize at a rate of .25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007.

         The revolving credit loans and the multiple draw term loans will bear interest, at SpectraSite Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an initial applicable margin of 2.00% per annum, which margin may, over time, decrease based on a leverage ratio, or the Eurodollar rate plus an initial applicable margin of 3.25% per annum, which margin may, over time, decrease based on a leverage ratio. The term loan bears interest, at SpectraSite Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum, or the Eurodollar rate plus 4.00% per annum.

         SpectraSite Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the multiple draw term loan and the revolving credit facility, depending on the respective undrawn amount. SpectraSite Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, the termination of the SBC transaction or the generation of excess cash flow.

         The amended and restated credit facility contains a number of covenants that, among other things, restrict SpectraSite Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. SpectraSite Communications, however, is permitted to pay dividends for the purpose of providing SpectraSite with funds to pay interest on its senior notes, senior convertible notes and senior discount notes so long as no default under the credit facility then exists or would exist after giving effect to such payment. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that SpectraSite Communications and its subsidiaries, on a consolidated basis, not exceed a maximum ratio of total debt to annualized EBITDA and not be below a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

         We continuously evaluate our capital structure in light of our capital needs and market conditions and from time to time consider transactions to raise additional capital, reduce or refinance our indebtedness or otherwise alter our existing capital structure. These transactions may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into equity, any of which would dilute our existing stockholders. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization.

         In May 2002, SpectraSite undertook a series of refinancing transactions as part of an effort to reduce commitments for capital expenditures, reduce indebtedness and reduce ongoing interest payments. These included the agreements with SBC and Cingular described under “Acquisition Activity—2002 Acquisitions – SBC.” In connection with these transactions, SpectraSite created a new, wholly-owned subsidiary, SpectraSite Intermediate Holdings, LLC (“Intermediate Holdings”). SpectraSite and Intermediate Holdings entered into a Funding Agreement, pursuant to which SpectraSite and Intermediate Holdings agreed to issue to certain affiliates of Welsh, Carson (the “Lenders”) up to $350 million aggregate principal amount of secured convertible term notes (the “New Term Notes”). Of the proceeds from the issuance of the New Term Notes, $10 million were to be used to refinance indebtedness under SpectraSite’s existing credit facility. The remainder was to be used to fund purchases of SpectraSite’s outstanding Senior Notes and Senior Discount Notes pursuant to tender offers (the “Tender Offers”) or in the open market.

         SpectraSite and Intermediate Holdings also commenced offers to exchange (the “Exchange Offers”) up to $75 million of new notes issued by SpectraSite and Intermediate Holdings for Senior Notes and Senior Discount Notes outstanding following the Tender Offers.

         In connection with the execution of the Funding Agreement on May 15, 2002, SpectraSite paid the Lenders a fee of $2.6 million, equal to 0.75% of the aggregate principal amount of New Term Notes that the Lenders had committed to fund. SpectraSite also paid the Lenders $2.3 million related to their expenses associated with the Funding Agreement.

         On July 12, 2002 SpectraSite, Intermediate Holdings and the Lenders terminated the Funding Agreement. Also on that day, the Tender Offers expired without being consummated and the Exchange Offers (which were conditioned on the successful completion of the Tender Offers) were terminated. The Company has recorded $9.3 million related to expenses incurred in connection with the terminated Refinancing Transactions in other expenses in the statement of operations for the three months ended June 30, 2002.

         The Funding Agreement provides that if SpectraSite commences or enters into an alternative transaction which restructures, repurchases or retires at least $200 million in aggregate face value of its indebtedness before January 12, 2003, then the Lenders have the right to provide all or a portion of the financing required to fund such alternative transaction. This financing would be provided in the same terms as agreed to in the Funding Agreement. In addition, if the alternative transaction does not require $100 million of financing, then SpectraSite would be required to pay an additional fee of $10.5 million to the Lenders.

         Following the termination of the Funding Agreement and the expiration of the Tender Offers, we continue to consider various strategic alternatives to restructure SpectraSite’s indebtedness. We have engaged Lazard Freres to render financial advisory services in this regard. In addition, on August 7, 2002, we announced that we were exploring the sale of our network services division and that we had retained Lazard Freres to assist us in this process as well.

Liquidity and Commitments

         We had cash and cash equivalents of $45.3 million at June 30, 2002. We also had $785.0 million outstanding under our credit facility at that date. The remaining $515.0 million under the credit facility was undrawn. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2002 was 5.77%. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to annualized EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could borrow approximately $84 million under the revolving credit facility and approximately $165 million under the multiple draw term loan as of June 30, 2002 while remaining in compliance with these covenants. However, such compliance would depend on provisions in the credit facility’s financial covenants that allow us to net cash on hand against indebtedness in determining the ratio of Communications’ total debt to annualized EBITDA. As of June 30, 2002 the total amount that we could spend (other than for income producing acquisitions) from cash on hand and additional borrowings under the credit facility without violating the credit facility covenants was approximately $84 million. Our ability to borrow and use cash under the credit facility financial covenants will increase or decrease as our annualized EBITDA increases or decreases. In addition, the requirements of the financial covenants in the credit facility get tighter over time beginning September 30, 2002 and the ability to net cash on hand against indebtedness ends on January 1, 2003.

         Our ability to fund capital expenditures, make scheduled payments of principal or pay interest on our debt obligations, our ability to refinance any such debt obligations and our ability to remain in compliance with the credit facility’s financial covenants will depend on our future performance, including our ability to generate cash flow from operations, which, to a certain extent, depends on the demand for wireless services, developments in competing technologies and our ability to co-locate new tenants, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

         We are currently in negotiations to amend our credit facility. There can be no assurance that an amendment to the credit facility will be obtained or that any amendment obtained will be sufficient to permit continued payment of interest on SpectraSite’s outstanding senior notes and senior convertible notes without violating the financial covenants of the amended credit facility. Absent an amendment, we may be out of compliance with one or more of our credit facility’s financial covenants sometime in or after September 2002.

         The failure to comply with the provisions of the credit facility would result in an event of default thereunder, and, depending upon the actions of the lenders thereunder, all amounts owed under the credit facility could be declared due and payable. If SpectraSite Communications were not able to repay all amounts owed under the credit facility, the lenders thereunder would have the right to proceed against SpectraSite’s guarantee of the credit facility and the collateral granted to the lenders to secure such indebtedness. If the indebtedness outstanding under the credit facility were to be accelerated, there can be no assurance that the funds and assets of the Company would be sufficient to repay in full such indebtedness, and there can be no assurance that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Company’s other indebtedness. An acceleration of indebtedness under the credit facility would result in a cross-default under SpectraSite’s indebtedness.

         The failure to pay interest on SpectraSite’s indebtedness would result in an event of default thereunder, and all amounts thereunder could be accelerated and become due and payable after any applicable grace period. An event of default under SpectraSite’s indebtedness would also constitute an event of default under the credit facility.

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

         The following table provides a summary of our material debt, lease and other contractual commitments as of June 30, 2002.

	Payments Due by Period (in thousands)

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Principal Amounts of Long-Term Debt	$2,466,481	$—	$134,625	$218,375	$2,113,481

Capital Lease Payments	24,384	4,514	5,322	3,138	11,410

Operating Leases Payments	329,872	69,538	114,340	53,384	92,610

SBC Tower Purchase Commitment (1)	227,420	54,184	173,236	—	—

Total Contractual Cash Obligations	$3,048,157	$128,236	$427,523	$274,897	$2,217,501

(1)	Based on the average purchase price of towers previously acquired from SBC.

         In addition, we had standby letters of credit of $6.1 million and performance bonds of $4.9 million outstanding at June 30, 2002, most of which expire within one year.

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

Allowance for Uncollectible Accounts

         We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in one or more significant customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

Goodwill

         The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Prior to January 1, 2002, goodwill was amortized over 15 years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we ceased amortization on January 1, 2002. We performed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million, or $2.45 per share, to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied value. Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2002. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt.

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total

				(dollars in thousands)
Long–term obligations:

Fixed rate	$—	$—	$—	$—	$—	$1,681,481	$1,681,481

Average interest rate	—	—	—	—	—	11.28%	11.28%

         In addition, as of June 30, 2002, we had $785.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 5.77%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $2.0 million and $3.8 million in the three and six months ended June 30, 2002, respectively.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On June 17, 2002, certain holders of SpectraSite’s outstanding 10.75% Senior Notes due 2010, 12.50% Senior Notes due 2010, 12.00% Senior Discount Notes due 2008, 11.25% Senior Discount Notes due 2009 and 12.875% Senior Discount Notes due 2010 (collectively, the “Notes”) commenced an action in the United States District Court for the District of Delaware seeking, among other things to enjoin SpectraSite from consummating its cash tender offers to purchase a portion of the outstanding Notes. The complaint alleges that the tender offers and the transactions contemplated in connection with the tender offers, including the funding of new term notes by Welsh, Carson, Anderson & Stowe (“WCAS”), violate the indentures governing the Notes as well as the Trust Indenture Act and other securities laws and breach fiduciary duties owed by the Company, its Board of Directors and WCAS to holders of the Notes. The complaint demands declaratory and monetary relief.

         On June 25, 2002 the court rejected the application of the noteholder plaintiffs to temporarily restrain the Company from consummating the tender offers.

         Although the tender offers have expired and the related exchange offers terminated, the Company intends to vigorously defend against the action and seek dismissal of all claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits

2.1	Agreement to Sublease, dated as of August 25, 2000 (the “SBC Agreement”), by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings, Inc. (the “Registrant”) and Southern Towers, Inc. Incorporated by reference to exhibit 10.1 to the Registrant’s report on Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated as of December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to exhibit 3.1 to the amended registration statement on Form 8-A/A of the Registrant as filed on December 12, 2000.

3.2	Amended Bylaws. Incorporated by reference to exhibit 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873.

10.1	Lease and Sublease, dated as of December 14, 2000, by and among SBC Wireless, LLC, (“SBCW”), SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, the Registrant and Southern Towers, Inc. Incorporated by reference to exhibit No. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.

10.2	Funding Agreement, dated as of May 15, 2002, by and among the Registrant, SpectraSite Intermediate Holdings, LLC (“Holdco”) and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K/A filed on May 22, 2002.

10.3	Consent and Amendment to Funding Agreement, dated as of June 12, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 13, 2002.

10.4	Second Consent and Amendment to Funding Agreement, dated as of June 19, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 20, 2002.

10.5	Third Consent and Amendment to Funding Agreement, dated as of June 25, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 27, 2002.

10.6	Fourth Consent and Amendment to Funding Agreement, dated as of July 2, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on July 3, 2002.

10.7	Joint Termination of Funding Agreement, dated as of July 12, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on July 16, 2002.

10.8	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to Exhibit 10.6 of the Registrant’s report on Form 8-K/A filed on May 22, 2002.

10.9	Unwind Side Letter, dated as of May 15, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to Exhibit 10.7 of the Registrant’s report on Form 8-K/A filed on May 22, 2002

10.10	Termination and Amendment to Agreement to Build to Suit, dated as of May 15, 2002, by and among SBC Wireless LLC, the Registrant and SpectraSite Communications, Inc. Incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 8-K/A filed on May 22, 2002.

*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

         On May 17, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing the postponement of its Annual Meeting of Stockholders.

         On May 20, 2002 the Registrant filed a Current Report on Form 8-K, which included unaudited pro-forma financial information and described the commencement of (i) cash tender offers (the “Tender Offers”) to purchase a portion of its outstanding 10 3/4% Senior Notes due 2010, 12 1/2% Senior Notes due 2010, 12% Senior Discount Notes due 2008, 11 1/4% Senior Discount Notes due 2009 and 12 7/8% Senior Discount Notes due 2010 (collectively, the “Notes”) and (ii) offers to qualified institutional buyers to exchange a portion of the Notes for up to $75 million of new convertible notes (the “Exchange Offers”).

         On May 22, 2002 the Registrant filed an amendment to the Current Report on Form 8-K filed on May 20, 2002 to include exhibits not previously filed.

         On June 13, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing an amendment of the Tender Offers.

         On June 18, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing that certain holders of the Notes had filed a complaint to enjoin the Tender Offers.

         On June 19, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued reporting developments in the noteholder litigation.

         On June 20, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing an extension of the Tender Offers.

         On June 24, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued reporting developments in the noteholder litigation.

         On June 27, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued (i) reporting developments in the noteholder litigation and (ii) announcing an extension of the Tender Offers.

         On July 3, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing an extension of the Exchange Offers.

         On July 16, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing (i) the expiration of the Tender Offers and (ii) the termination of the Exchange Offers.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	SPECTRASITE HOLDINGS, INC. (Registrant)

/s/DAVID P. TOMICK

David P. Tomick Executive Vice President, Chief Financial Officer and Secretary

/s/DANIEL I. HUNT

Daniel I. Hunt Vice President- Finance and Administration, Principal Accounting Officer