Form 10-Q
period 2002-09-30
SPECTRASITE HOLDINGS INC
filed 2002-11-12
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______to______

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

YES  X      NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES          NO  X

As of November 8, 2002, the registrant had only one outstanding class of common stock, of which there were 154,013,917 shares outstanding.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At September 30, 2002 and December 31, 2001
(dollars in thousands)

	September 30,	December 31,
	2002	2001

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$64,246	$31,547
Accounts receivable, net of allowance of $7,026 and $4,982	23,148	22,375
Costs and estimated earnings in excess of billings	79	114
Inventories	8,201	8,355
Prepaid expenses and other	10,936	11,505
Assets held for sale	26,735	113,015

Total current assets	133,345	186,911
Property and equipment, net	2,326,281	2,443,046
Goodwill, net	60,626	437,350
Other assets	102,381	134,292

Total assets	$2,622,633	$3,201,599

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,788	$36,608
Accrued and other expenses	59,781	69,067
Billings in excess of costs and estimated earnings	509	937
Current portion of long-term debt	1,125	—
Senior notes	1,739,491	—
Liabilities held for sale	19,680	36,102

Total current liabilities	1,830,374	142,714
Long-term debt	783,875	695,000
Senior notes	—	400,000
Senior convertible notes	—	200,000
Senior discount notes	—	1,020,332
Other long-term liabilities	24,834	24,208

Total liabilities	2,639,083	2,482,254

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 and 153,424,509 issued and outstanding, respectively	154	153
Additional paid-in-capital	1,624,881	1,622,089
Accumulated other comprehensive income (loss)	(1,913)	21,984
Accumulated deficit	(1,639,572)	(924,881)

Total shareholders’ equity (deficit)	(16,450)	719,345

Total liabilities and shareholders’ equity (deficit)	$2,622,633	$3,201,599

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2002 and 2001
(in thousands, except per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Revenues:
Site leasing	$72,030	$58,214	$207,615	$157,603
Broadcast services	7,310	8,376	19,998	29,498

Total revenues	79,340	66,590	227,613	187,101

Operating Expenses:
Costs of operations, excluding depreciation and amortization expense
Site leasing	27,465	24,709	79,675	65,009
Broadcast services	5,230	6,087	15,605	22,689
Selling, general and administrative expenses	14,154	17,857	45,130	55,832
Depreciation and amortization expense	48,658	43,851	143,921	113,399
Restructuring and non-recurring charges	—	—	28,570	72,323

Total operating expenses	95,507	92,504	312,901	329,252

Operating loss	(16,167)	(25,914)	(85,288)	(142,151)

Other income (expense):
Interest income	148	1,209	525	16,228
Interest expense	(67,018)	(54,015)	(187,510)	(155,746)
Reorganization expense	(1,854)	—	(1,854)	—
Other income (expense)	1,997	(165,189)	(9,185)	(214,657)

Total other income (expense)	(66,727)	(217,995)	(198,024)	(354,175)

Loss from continuing operations before income taxes	(82,894)	(243,909)	(283,312)	(496,326)
Income tax expense	551	304	694	533

Loss from continuing operations	(83,445)	(244,213)	(284,006)	(496,859)
Discontinued operations:
Income (loss) from operations of discontinued segment, net of income tax expense	(5,520)	3,073	(8,305)	4,788
Estimated loss on disposal of discontinued segment	(45,627)	—	(45,627)	—

Loss before cumulative effect of change in accounting principle	(134,592)	(241,140)	(337,938)	(492,071)
Cumulative effect of change in accounting for goodwill	—	—	(376,753)	—

Net loss	$(134,592)	$(241,140)	$(714,691)	$(492,071)

Basic and diluted earnings per share
Loss from continuing operations	$(0.54)	$(1.61)	$(1.84)	$(3.33)
Discontinued operations	(0.33)	0.02	(0.35)	0.03
Cumulative effect of change in accounting	—	—	(2.45)	—

Net loss	$(0.87)	$(1.59)	$(4.64)	$(3.30)

Weighted average common shares outstanding (basic and diluted)	154,014	151,473	153,894	149,266

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001

Operating activities
Net loss	$(714,691)	$(492,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	145,639	100,678
Cumulative effect of change in accounting for goodwill	376,753	—
Amortization of goodwill and other intangible assets	2,507	28,059
Amortization of debt issuance costs	12,325	7,560
Amortization of senior discount notes	92,900	82,651
Non-cash compensation charges	638	1,594
Loss on disposal of assets	80,883	26,284
Gain on sale of investments in affiliate	(1,364)	—
Write-off of goodwill	—	44,476
Write-off of loan to and investment in affiliates	—	149,405
Equity in net loss of affiliates	59	62,030
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34,786	1,260
Costs and estimated earnings in excess of billings, net	(4,127)	(7,108)
Inventories	(227)	(7,452)
Prepaid expenses and other	(4,534)	(5,532)
Accounts payable	(36,997)	8,139
Other liabilities	16,983	16,469

Net cash provided by operating activities	1,533	16,442

Investing activities
Purchases of property and equipment	(62,498)	(792,395)
Loans to affiliates	(750)	(27,400)
Refunds of deposits on asset purchases	—	6,847
Proceeds from the sale of assets	1,283	—
Acquisitions, net of cash acquired	—	(7,510)
Proceeds from the sale of investment in affiliate	7,500	—
Investments in affiliates	—	(6,626)

Net cash used in investing activities	(54,465)	(827,084)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	477	4,154
Proceeds from issuance of long-term debt	90,000	300,000
Repayments of debt	(2,234)	(519)
Debt issuance costs	(2,612)	(19,846)

Net cash provided by financing activities	85,631	283,789

Net increase (decrease) in cash and cash equivalents	32,699	(526,853)
Cash and cash equivalents at beginning of period	31,547	552,653

Cash and cash equivalents at end of period	$64,246	$25,800

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$72,696	$66,762
Cash paid during the period for income taxes	1,471	598
Supplemental disclosures of noncash investing and financing activities:
Common stock issued for property and equipment	$1,678	$149,938
Capital lease obligations incurred for the purchase of property and equipment	1,538	16,893

See accompanying notes.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business, Basis of Presentation and Significant Accounting Policies

     SpectraSite Holdings, Inc. (“SpectraSite”) and its wholly owned subsidiaries (collectively referred to as the “Company”) are principally engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing antenna sites on multi-tenant towers, managing rooftop and in-building telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers in the United States.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 6, the Company has decided to sell its network services division and the assets and liabilities of that division have been classified as held-for-sale in the accompanying balance sheets.

     The condensed consolidated financial statements have been prepared assuming SpectraSite Holdings, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. SpectraSite Holdings, Inc. has incurred recurring operating losses, and it has working capital and shareholders’ deficits as of September 30, 2002. In addition, SpectraSite Holdings, Inc. announced that it has reached agreements with beneficial holders of approximately 66% of its senior notes (the “Senior Notes”), its senior discount notes (the “Senior Discount Notes”) and its senior convertible notes (the “Senior Convertible Notes”, and together with the Senior Notes and Senior Discount Notes, the “SpectraSite Notes”) to support a restructuring plan as discussed in Note 8. The restructuring plan will involve SpectraSite Holdings, Inc. and not SpectraSite Communications, Inc. or any of SpectraSite Communications, Inc.’s subsidiaries. The restructuring plan is also not currently expected to constitute an event of default under or otherwise adversely affect SpectraSite Communications, Inc.’s credit facility, which will continue to be serviced from operating cash flow by SpectraSite Communications, Inc. However, there can be no assurance that the restructuring plan will be executed as anticipated. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should SpectraSite Holdings, Inc. be unable to continue as a going concern.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Site leasing revenues are recognized when earned based on lease agreements. Fixed escalation clauses present in certain lease agreements are recognized on a straight-line basis over the term of the lease. Broadcast service revenues related to construction activities are derived from service contracts that provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For fixed price contracts, revenues are recognized using the percentage-of-completion method measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $5.0 million and $7.0 million as of December 31, 2001 and September 30, 2002, respectively.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

     The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers. One customer, which is a significant shareholder of the Company, accounted for 35% and 28% of revenues in the three months ended September 30, 2001 and 2002, respectively, and 37% and 29% in the nine months ended September 30, 2001 and 2002, respectively. In addition, another customer, that is an affiliate of another significant shareholder of the Company, accounted for 19% and 20% of revenues in the three months ended September 30, 2001 and 2002, respectively, and 16% and 20% in the nine months ended September 30, 2001 and 2002, respectively.

Property and Equipment

     Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to operating expenses as incurred. Depreciation on property and equipment, excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Restructuring and Non-recurring Charges

     In May 2002, the Company announced that it would terminate its build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, the Company recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that are to be terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, we recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

     Non-recurring charges for the nine months ended September 30, 2001 were $72.3 million, consisting of $35.8 million in non-recurring charges relating to rooftop management operations, $32.2 million in non-recurring charges relating to the decision to divest operations in Mexico and $4.3 million relating to the decision to close operations from the purchase of Vertical Properties. Of the $35.8 million relating to the consolidation of the rooftop management operations, $34.4 million related to the write-off of goodwill, $0.3 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations. Of the $32.2 million relating to the divestiture of operations in Mexico, $10.7 million related to the write-off of goodwill, $17.6 related to the write-down of assets in Mexico and $3.9 million was related to the costs of employee severance and other costs related to the divestiture. Of the $4.3 million relating to Vertical Properties, $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

     The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accrued and other expenses in the accompanying condensed consolidated balance sheets.

	Liability			Liability
	as of	Restructuring		as of
	December 31, 2001	Expense	Cash Payments	September 30, 2002

	(in thousands)
Accrued restructuring liabilities:
Employee severance	$2,431	$4,667	$(3,272)	$3,826
Lease termination and office closing costs	2,419	3,245	(1,136)	4,528

Total	$4,850	$7,912	$(4,408)	$8,354

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

Comprehensive Loss

     Other comprehensive gain (loss) consists of foreign currency translation adjustment and unrealized holding gains (losses) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands)
Reported net loss	$(134,592)	$(241,140)	$(714,691)	$(492,071)
Foreign currency translation adjustment	(432)	39,661	115	13,650
Unrealized holding gains (losses) arising during the period	(1,467)	1,567	(24,012)	8,571

Adjusted net loss	$(136,491)	$(199,912)	$(738,588)	$(469,850)

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

2.     Property and Equipment

     Property and equipment consist of the following:

	September 30,	December 31,
	2002	2001

	(in thousands)
Towers	$2,532,589	$2,483,049
Equipment	38,942	30,261
Land	17,975	16,378
Buildings	30,638	32,792
Other	43,304	38,572

	2,663,448	2,601,052
Less accumulated depreciation	(361,057)	(220,209)

	2,302,391	2,380,843
Construction in progress	23,890	62,203

Property and equipment, net	$2,326,281	$2,443,046

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     New Accounting Pronouncements

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

     Actual results of operations for the three and nine months ended September 30, 2002 and pro forma results of operations for the three and nine months ended September 30, 2001 had we applied the nonamortization provisions of SFAS 142 in that period are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands except per share amounts)
Reported net loss	$(134,592)	$(241,140)	$(714,691)	$(492,071)
Goodwill amortization	—	8,603	—	26,922

Adjusted net loss	$(134,592)	$(232,537)	$(714,691)	$(465,149)

Basic and diluted earnings (loss) per share:
Reported net loss	$(0.87)	$(1.59)	$(4.64)	$(3.30)
Goodwill amortization	—	0.05	—	0.18

Adjusted net loss	$(0.87)	$(1.54)	$(4.64)	$(3.12)

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS 143 on January 1, 2003, in connection with some ground leases which require removal of the tower upon expiration. Due to the significant number of communications towers that the Company maintains and the extensive number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS 143, the expected impact of adoption of SFAS 143 on the Company’s financial position or results of operations has not yet been determined.

     In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted SFAS 144 as of January 1, 2002.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisition Activities

     SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceeding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable, at the Company’s option, in the form of cash or shares of common stock. The maximum amount potentially payable to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,470, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

     On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, the Company leased or subleased a total of 2,706 towers under the terms of the amended agreement. The parties agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment, the Company receives all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. In the nine months ended September 30, 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

     On May 15, 2002, the Company entered into agreements with SBC and Cingular Wireless LLC (“Cingular”) to terminate its build-to-suit agreement, transfer Communications’ lease or sublease interests in certain SBC towers to Cingular and reduce Communications’ future sublease commitment. The transaction (except the termination of the build-to-suit agreement, which became effective immediately) was subject to the successful consummation of the Refinancing Transactions (described in Note 5) or other similar transactions that reduce SpectraSite’s indebtedness by at least $200 million, the consent of SpectraSite’s bank credit facility lenders and other customary closing conditions. The closing conditions were not all met by August 15, 2002, and the transactions (except the termination of the build-to-suit agreement) have not closed. Completion of SpectraSite’s restructuring plan (described in Note 8) is subject to the completion of a transaction with either Cingular or SBC subject to approval by the holders of the SpectraSite Notes who are party to the Forbearance and Lock-Up Agreements (described in Note 8).

     As of September 30, 2002, the Company has issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, the Company will be required to issue to SBC an additional 3.3 million shares to complete the lease or sublease of the remaining 894 towers, for a total of approximately 13.2 million shares. Based on the closing market price of the Company’s common stock on September 30, 2002, the Company would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

5.     Financing Transactions

Credit Facility

     SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility. In August 2002, Communications amended its credit facility to provide, among other things, for a reduction in the aggregate borrowing capacity from $1.3 billion to $1.085 billion. The August 2002 amendment also provides for an overall loosening of certain of the credit facility’s financial covenants until the earlier of September 30, 2003 or the date that SpectraSite completes an acceptable restructuring of its high yield indebtedness (as defined in the credit agreement) and an increase in the interest rates under the credit facility by 50 basis points per annum until SpectraSite completes an acceptable restructuring of

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its high yield indebtedness. The credit facility includes a $300.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent (including the absence of a materially adverse effect (as defined in the credit agreement) and the absence of any defaults). The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007. The credit facility also includes a $335.0 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on June 30, 2005 and ending on June 30, 2007 and a $450.0 million term loan that is fully drawn and which will, from September 30, 2003 through June 30, 2007, amortize at a rate of 0.25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications has $785.0 million outstanding under the credit facility at September 30, 2002. The remaining $300.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $147 million of available funds under the revolving credit facility as of September 30, 2002 while remaining in compliance with the credit agreement's covenants.

     Prior to the date that SpectraSite completes an acceptable restructuring of its high yield indebtedness, the revolving credit loans and the multiple draw term loans bear interest, at its option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin of 2.50% per annum or the Eurodollar rate plus an applicable margin of 3.75% per annum. After the date of such a restructuring, the revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter.

     Prior to the date that SpectraSite completes an acceptable restructuring of its high yield indebtedness, the term loan bears interest, at its option, at either Canadian Imperial Bank of Commerce’s base rate plus 3.25% per annum or the Eurodollar rate plus 4.50% per annum. After the date of such a restructuring, the term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

     Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the revolving credit facility, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, certain changes to the SBC transaction or the generation of excess cash flow.

     SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries, a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries. The credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

     Two of the banks in the eighty member bank group have advised Communications and the agent for the banks that they are of the view that the conditions to funding under the credit facility are not currently met. In addition, one of those two banks has also asserted that the August 2002 amendment is not effective. The Company disagrees with these positions, believes the August 2002 amendment is effective and all of the conditions to funding are currently satisfied and expects all of the banks to honor all of their obligations under the credit agreement. The agent and the other lead arranger for the banks have advised the banks and Communications that they disagree with the positions of those two banks.

Senior Notes

     SpectraSite did not pay $10.8 million of interest due September 15, 2002 on its 10 3/4% senior notes. On October 15, 2002, the 30-day grace period for such non-payment expired, creating an event of default that is continuing. In addition, SpectraSite announced that it has reached agreements with beneficial holders of approximately 66% of the SpectraSite Notes to support a restructuring plan as discussed in Note 8. As a result, $400 million principal amount of Senior Notes, $1.113 billion accreted value of Senior Discount Notes, $200 million of Senior Convertible Notes and accrued interest of $26.3 million have been classified as current liabilities in the unaudited balance sheet as of September 30, 2002.

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Refinancing Transactions

     In May 2002, the Company proposed a series of transactions (the “Refinancing Transactions”) as part of an effort to reduce commitments for capital expenditures, reduce indebtedness and reduce ongoing interest payments. These included the agreements with SBC and Cingular described in Note 4 “Acquisition Activities”. In connection with the Refinancing Transactions, SpectraSite created a new, wholly-owned subsidiary, SpectraSite Intermediate Holdings, LLC (“Intermediate Holdings”). SpectraSite and Intermediate Holdings entered into a Funding Agreement pursuant to which SpectraSite and Intermediate Holdings agreed to issue to certain affiliates of up to $350 million aggregate principal amount of secured convertible term notes (the “New Term Notes”). Of the proceeds from the issuance of the New Term Notes, $10 million were to be used to refinance indebtedness under Communications’ existing credit facility. The remainder was to be used to fund purchases of SpectraSite’s outstanding Senior Notes and Senior Discount Notes pursuant to tender offers (the “Tender Offers”) or in the open market.

     SpectraSite and Intermediate Holdings also commenced offers to exchange (the “Exchange Offers”) up to $75 million of new notes to be issued by SpectraSite and Intermediate Holdings (the “Exchange Notes”) for Senior Notes and Senior Discount Notes outstanding following the Tender Offers.

     In connection with the execution of the Funding Agreement on May 15, 2002, SpectraSite paid certain affiliates of Welsh Carson (“the Lenders”) a fee of $2.6 million, equal to 0.75% of the aggregate principal amount of New Term Notes that the Lenders had committed to fund. SpectraSite also paid the Lenders $2.6 million related to their expenses associated with the Funding Agreement.

     On July 12, 2002 SpectraSite, Intermediate Holdings and the Lenders terminated the Funding Agreement. Also on that day, the Tender Offers expired without being consummated and the Exchange Offers (which were conditioned on the successful completion of the Tender Offers) were terminated. The Company has recorded $11.2 million related to expenses incurred in connection with the terminated Refinancing Transactions in other expenses in the statement of operations for the nine months ended September 30, 2002.

     The Funding Agreement provides that if SpectraSite commences or enters into an alternative transaction which restructures, repurchases or retires at least $200 million in aggregate face value of its indebtedness before January 12, 2003, then the Lenders have the right to provide all or a portion of the financing required to fund such alternative transaction. This financing would be provided on the same terms as agreed to in the Funding Agreement. In addition, if the alternative transaction does not require at least $100 million of financing, then SpectraSite would be required to pay an additional fee of $10.5 million to the Lenders. Any such fee would be a general unsecured claim in the bankruptcy case contemplated by the reorganization (described in Note 8).

6.     Assets Held for Sale and Discontinued Operations

     During the third quarter of 2002, the Company decided to sell its network services division. The transaction is expected to occur prior to December 31, 2002. There can be no assurance that the Company will reach an acceptable agreement with respect to such transaction or that such transaction will be completed by the expected date. Network services’ revenues for the three months ended September 30, 2001 and 2002 were $55.9 million and $30.2 million, respectively. Revenues for the nine months ended September 30, 2001 and 2002 were $154.6 million and $107.8 million, respectively. In conjunction with the proposed sale, the Company recorded a provision for the estimated loss on disposal of the network services division of $45.6 million. The results of the network services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

     In August 2002, the Company retained Lazard Freres to assist in the sale of the network services division. Lazard conducted an auction process with twelve participants to determine the net realizable value of the division. The assets and liabilities of the discontinued operations have been recorded at their estimated net realizable value based on tentative sale negotiations in the accompanying balance sheets; however, there can be no assurance that a transaction will be completed on that basis. Assets and liabilities held for sale consist of the following:

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2002	2001

	(in thousands)
Accounts receivable	$12,062	$68,401
Costs and estimated earnings in excess of billings	5,981	18,464
Inventories	2,371	6,036
Prepaid expenses and other	272	264
Property and equipment, net	5,980	19,057
Other assets	69	793

Assets held for sale	$26,735	$113,015

Accounts payable	$7,790	$17,977
Accrued and other expenses	8,425	7,575
Billings in excess of costs and estimated earnings	1,727	7,737
Other long-term liabilities	1,738	2,813

Liabilities held for sale	$19,680	$36,102

7.     Business Segments

     Prior to its decision to sell its network services division, the Company operated in two business segments: site leasing and network services. As a result of the decision to sell network services, the Company has changed its internal organization so that it now operates in two new business segments: wireless and broadcast. Prior period information has been restated to conform to the current organization. The wireless segment provides for leasing and subleasing of antenna sites on multi-tenant towers for a diverse range of wireless communication services. The broadcast segment offers leasing and subleasing of antenna sites for broadcast communication services and a broad range of broadcast development services, including broadcast tower design and construction and antenna installation.

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

     Summarized financial information concerning the reportable segments as of and for the three and nine months ended September 30, 2002 and 2001 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been allocated to a specific segment.

	Wireless	Broadcast	Other	Total

		(in thousands)
Three months ended September 30, 2002
Revenues	$66,196	$13,144	$—	$79,340
Income (loss) from continuing operations before income taxes	32,790	5,458	(121,142)	(82,894)
Assets	2,237,848	166,880	217,905	2,622,633
Three months ended September 30, 2001
Revenues	$55,541	$11,049	$—	$66,590
Income (loss) from continuing operations before income taxes	23,348	2,675	(269,932)	(243,909)
Assets	2,272,259	139,763	756,241	3,168,263
Nine months ended September 30, 2002
Revenues	$192,253	$35,360	$—	$227,613
Income (loss) from continuing operations before income taxes	95,086	12,266	(390,664)	(283,312)
Assets	2,237,848	166,880	217,905	2,622,633
Nine months ended September 30, 2001
Revenues	$149,877	$37,224	$—	$187,101
Income (loss) from continuing operations before income taxes	60,924	6,986	(564,236)	(496,326)
Assets	2,272,259	139,763	264,436	3,168,263

SPECTRASITE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.     Reorganization Proceedings

     On November 6, 2002, SpectraSite Holdings, Inc. announced that it has reached agreements with beneficial holders of approximately 66% of the SpectraSite Notes to support a restructuring plan (the “Forbearance and Lock-Up Agreements”). Under the agreed terms of the plan, 100% of SpectraSite Holding, Inc.’s existing debt will be exchanged for 100% of the reorganized SpectraSite Holdings, Inc.’s new common stock, subject to dilution from warrants to purchase new common stock to be issued to the existing common stock holders in exchange for their existing common stock and by options to be issued to management to buy new common stock under a new stock option plan.

     The restructuring plan will involve SpectraSite Holdings, Inc. and not SpectraSite Communications, Inc. or any of SpectraSite Communications, Inc.’s subsidiaries. The restructuring plan is also not currently expected to adversely affect SpectraSite Communications, Inc.’s credit facility, which will continue to be serviced from operating cash flow by SpectraSite Communications, Inc. The restructuring plan will not result in a default under the credit facility unless SpectraSite Communications, Inc. is unable to show projected compliance with the credit agreement upon completion of the restructuring plan. To implement the plan, SpectraSite Holdings, Inc. will file in Federal court a pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreements with the holders of the SpectraSite Notes will terminate if the Plan is not filed by November 15, 2002, which date may be extended by the parties to the agreements.

ITEM 2– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are one of the largest wireless tower operators in the United States and a leading provider of construction services to the broadcast industry in the United States. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers in the U.S. As of September 30, 2002, we owned or operated 7,999 towers as compared to 7,925 towers at December 31, 2001.

     During the third quarter of 2002, we decided to sell our network services division. The transaction is expected to occur prior to December 31, 2002. There can be no assurance that we will reach an acceptable agreement with respect to such transaction or that such transaction will be completed by the expected date. Network services’ revenues for the three months ended September 30, 2001 and 2002 were $55.9 million and $30.2 million, respectively. Revenues for the nine months ended September 30, 2001 and 2002 were $154.6 million and $107.8 million, respectively. In conjunction with the proposed sale, we recorded a provision for the estimated loss on disposal of the network services division of $45.6 million. The results of the network services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

     On November 6, 2002, SpectraSite Holdings, Inc announced that it has reached agreements with beneficial holders of approximately 66% of its senior notes (the “Senior Notes”), its senior discount notes (the “Senior Discount Notes”) and its senior convertible notes (the “Senior Convertible Notes”, and together with the Senior Notes and Senior Discount Notes, the “SpectraSite Notes”) to support a restructuring plan. Under the agreed terms of the plan, 100% of SpectraSite Holdings, Inc.’s existing debt will be exchanged for 100% of the reorganized SpectraSite Holdings, Inc.’s common stock, subject to dilution from warrants to purchase new common stock to be issued to the existing common stock holders in exchange for their existing common stock and by options to be issued to management to buy new common stock under a new stock option plan.

     The restructuring plan will involve SpectraSite Holdings, Inc. and not SpectraSite Communications, Inc. or any of SpectraSite Communications, Inc.’s subsidiaries. The restructuring plan is also not currently expected to constitute an event of default under or otherwise adversely affect SpectraSite Communications, Inc.’s credit facility, which will continue to be serviced from operating cash flow by SpectraSite Communications, Inc. To implement the restructuring plan, SpectraSite Holdings, Inc. will file in Federal court a pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreements with the holders of the SpectraSite Notes will terminate if the Plan is not filed by November 15, 2002, which date may be extended by the parties to the agreements.

     This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations and liquidity. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed in our report on Form 10-K for the year ended December 31, 2001 under Item 1a. “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

•	substantial leverage and capital requirements, even after implementation of the restructuring plan;

•	dependence on demand for wireless communications;

•	the success of our tower construction program;

•	our ability to co-locate additional tenants on our towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry and technological innovation;

•	the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Acquisition Activity

2002 Acquisitions

     SBC—On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration is subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. The adjustment payment may be accelerated if there is a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment is payable by us, at our option, in the form of cash or shares of our common stock. The maximum amount potentially payable by us to satisfy the adjustment payment is approximately 10.8 million shares of common stock or $139.8 million in cash. We and SBC entered into a Lease and Sublease Agreement pursuant to which we manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,470, subject toan annual adjustment. In addition, we had agreed to build towers for Cingular, an affiliate of SBC, through 2005, under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

     On November 14, 2001, we completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that we will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers and under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 894 towers during the period beginning April 2003 and ending January 2004. In addition, pursuant to the amendment, we will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002. The amendment also extends the December 14, 2003 stock adjustment date to the last date on which towers will be subleased, which is expected to be January 1, 2004. In the nine months ended September 30, 2002, we subleased 41 towers, for which we paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

     As of September 30, 2002, we have issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. Assuming the sublease of all 3,600 towers, we will be required to issue to SBC an additional 3.3 million shares to complete the lease or sublease of the remaining 894 towers, for a total of approximately 13.2 million shares. Based on the closing market price of our common stock on September 30, 2002, we would be required to issue approximately 10 million additional shares of common stock to SBC under the stock adjustment provisions described above.

Results of Operations

Three months ended September 30, 2002 compared to the results for the three months ended September 30, 2001.

     Consolidated revenues for the three months ended September 30, 2002 were $79.3 million, an increase of $12.8 million from the three months ended September 30, 2001. Revenues from site leasing increased to $72.0 million for the three months ended September 30, 2002 from $58.2 million for the three months ended September 30, 2001. The increase was primarily as a result of incremental revenue in 2002 from new co-location tenants on towers that were part of our portfolio on September 30, 2001 and revenues derived from towers acquired or built subsequent to September 30, 2001. During the three months ended September 30, 2002, we executed 13 leases for new tenants on new towers representing annualized revenue of $0.4 million upon lease commencement. We executed 293 leases for new tenants on existing towers representing annualized revenue of $5.8 million upon lease commencement. In addition, we increased annualized revenues from existing tenants on existing towers by $2.7 million, including $0.3 million related to rent escalation provisions of existing leases. Existing tenants terminated 38 leases representing annualized revenue of $0.5 million. Same tower revenue growth, based on trailing twelve-months revenue on the towers that we owned as of September 30, 2001 was 18%, and same tower cash flow increased 34%. We owned or operated 7,999 communications towers at September 30, 2002 compared to 7,550 communications towers at September 30, 2001.

     Revenues from broadcast services decreased to $7.3 million for the three months ended September 30, 2002 compared to $8.4 million in the three months ended September 30, 2001. The decrease was primarily due to a change in the service mix from large broadcast tower installations to smaller broadcast tower modifications resulting in lower tower fabrication revenues.

     Costs of operations increased to $32.7 million for the three months ended September 30, 2002 from $30.8 million for the three months ended September 30, 2001. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38.1% for the three months ended September 30, 2002 from 42.4% for the three months ended September 30, 2001. This decline was the result of lower average tower maintenance and repair costs as our network services group personnel began performing all such work in early 2002. In addition, the increase in site leasing revenues described above contributed to the improvement in the cost of operations percentage. As our site leasing operations mature, additional tenants on a tower are expected to generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants.

     Assuming commencement of all executed leases and based on estimated normal recurring tower operating expenses, annualized revenue per tower and estimated tower cash flow margins per tower are as follows at September 30, 2002:

Year of Tower		Annualized Revenue	Tower Cash Flow
Acquisition	Number of Towers	Per Tower	Margin

1998	107	$46,834	73.4%
1999	2,646	$41,537	67.3%
2000	2,234	$37,518	63.5%
2001	2,903	$30,290	61.8%
2002	109	$41,232	66.7%

Total	7,999	$36,400	64.7%

     Costs of operations for broadcast services as a percentage of broadcast services revenues decreased to 71.5% for the three months ended September 30, 2002 from 72.7% for the three months ended September 30, 2001, primarily due to cost savings initiated in early 2002.

     Selling, general and administrative expenses decreased to $14.2 million for the three months ended September 30, 2002 from $17.9 million for the three months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 17.8% for the three months ended September 30, 2002 from 26.8% for the three months ended September 30, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2001 and early in 2002.

     Depreciation and amortization expense increased to $48.7 million for the three months ended September 30, 2002 from $43.9 million for the three months ended September 30, 2001. The increase was primarily as a result of the increased depreciation from the towers we have acquired or constructed partially offset by the $8.6 million reduction in goodwill amortization as a result of the adoption of SFAS 142. See “- Description of Critical Accounting Policies-Goodwill.”

     Interest income decreased to $0.1 million for the three months ended September 30, 2002 from $1.2 million in the three months ended September 30, 2001 due to lower cash balances on hand and lower interest rates. Interest expense increased to $67.0 million during the three months ended September 30, 2002 from $54.0 million for the three months ended September 30, 2001. The increase was due to the write-off of $4.4 million of debt issuance costs related to the decrease in the maximum availability of the credit facility and increased amounts outstanding under our credit facility.

     Other income (expense) was a net other income of $2.0 million in the three months ended September 30, 2002. Of this amount, $3.2 million was related to the gain on sale of assets and $1.4 million was related to the gain on the sale of our interest in Concourse Communications, LLC. These gains were partially offset by $2.0 million related to expenses associated with the proposed Refinancing Transactions. Other income (expense) was a net expense of $165.2 million in the three months ended September 30, 2001. Of this amount, $42.6 million related to losses from investments in affiliates accounted for under the equity method, primarily the investment in SpectraSite-Transco Communications, Ltd. and $121.9 million related to the write-down of our investment in SpectraSite-Transco to its realizable value. We completed the sale of our interest in SpectraSite-Transco in October 2001.

     Loss from operations of discontinued segment was $5.5 million in the three months ended September 30, 2002 compared to income from operations of discontinued segment of $3.1 million in the three months ended September 30, 2001. The loss from operations in 2002 was primarily due to lower revenues, fixed costs that did not decline as revenues did and a competitive environment for these services that led to lower pricing.

Nine months ended September 30, 2002 compared to the results for the nine months ended September 30, 2001.

     Consolidated revenues for the nine months ended September 30, 2002 were $227.6 million, an increase of $40.5 million from the nine months ended September 30, 2001. Revenues from site leasing increased to $207.6 million for the nine months ended September 30, 2002 from $157.6 million for the nine months ended September 30, 2001. The increase was primarily a result of incremental revenue in 2002 from new co-location tenants on towers that were part of our portfolio on September 30, 2001 and revenues derived from towers acquired or built subsequent to September 30, 2001. We owned or operated 7,999 communications towers at September 30, 2002 compared to 7,550 communications towers at September 30, 2001.

     Revenues from broadcast services decreased to $20.0 million for the nine months ended September 30, 2002 compared to $29.5 million in the nine months ended September 30, 2001. The decrease was primarily due to a change in the service mix from large broadcast tower installations to smaller value broadcast tower modifications resulting in lower tower fabrication revenues.

     Costs of operations increased to $95.3 million for the nine months ended September 30, 2002 from $87.7 million for the nine months ended September 30, 2001. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38.4% for the nine months ended September 30, 2002 from 41.2% for the nine months ended September 30, 2001. This decline was the result of lower average tower maintenance and repair costs as our network services group personnel began performing all such work in early 2002. In addition, the increase in site leasing revenues described above contributed to the improvement in the cost of operations percentage. As our site leasing operations mature, additional tenants on a tower are expected to generate decreases in costs of operations for site leasing as a percentage of site leasing revenues and increases in cash flow because a significant proportion of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for broadcast services as a percentage of broadcast services revenue increased to 78.0% for the nine months ended September 30, 2002 from 76.9% for the nine months ended September 30, 2001 primarily due to lower revenue volumes in 2002.

     Selling, general and administrative expenses decreased to $45.1 million for the nine months ended September 30, 2002 from $55.8 million for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 19.8% for the nine months ended September 30, 2002 from 29.8% for the nine months ended September 30, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2001 and early in 2002.

     Depreciation and amortization expense increased to $143.9 million for the nine months ended September 30, 2002 from $113.4 million for the nine months ended September 30, 2001. This increase was primarily as a result of the increased depreciation from the towers we have acquired or constructed partially offset by the $26.4 million reduction in goodwill amortization as a result of the adoption of SFAS 142. See “- Description of Critical Accounting Policies-Goodwill.”

     In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures. As a result of these actions, we recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that we plan to terminate, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, we recorded a non-recurring charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable.

     Non-recurring charges for the nine months ended September 30, 2001 were $72.3 million, consisting of $35.8 million in non-recurring charges relating to our rooftop management operations, $32.2 million in non-recurring charges relating to the decision to divest operations in Mexico, and $4.3 million relating to the decision to close operations from the purchase of Vertical Properties. Of the $35.8 million relating to the consolidation of the rooftop management operations, $34.4 million related to the write-off of goodwill, $0.3 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations. Of the $32.2 million relating to the divestiture of operations in Mexico, $10.7 million related to the write-off of goodwill, $17.6 related to the write-down of assets in Mexico and $3.9 million was related to the costs of employee severance and other costs related to the divestiture. Of the $4.3 million relating to Vertical Properties, $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of employee severance and other costs related to the closing.

     Interest income decreased to $0.5 million for the nine months ended September 30, 2002 from $16.2 million in the nine months ended September 30, 2001 due to lower cash balances on hand and lower interest rates. Interest expense increased to $187.5 million during the nine months ended September 30, 2002 from $155.7 million for the nine months ended September

30, 2001. The increase was due to the write-off of $4.4 million of debt issuance costs related to the decrease in the maximum availability of the credit facility and increased amounts outstanding under our credit facility partially offset by lower interest rates on the credit facility.

     Other income (expense) was a net expense of $9.2 million in the nine months ended September 30, 2002. Of this amount, $11.2 million was related to expenses associated with the proposed Refinancing Transactions. These expenses were partially offset by gains on the sale of assets and our interests in Concourse. Other income (expense) was a net expense of $214.7 million in the nine months ended September 30, 2001. Of this amount, $61.8 million related to losses from investments accounted for under the equity method, primarily the investment in SpectraSite-Transco, $121.9 million related to the write-down of our investment in SpectraSite-Transco and $20.0 million related to the write-off of a loan to SpectraSite-Transco. We completed the sale of our interest in SpectraSite-Transco in October 2001. In addition, $7.5 million related to a write-off of the Company’s investment in Evolution Holdings, Inc., a network services company that ceased operations in the second quarter of 2001.

     Loss from operations of discontinued segment was $8.3 million in the nine months ended September 30, 2002 compared to income from operations of discontinued segment of $4.8 million in the nine months ended September 30, 2001. The loss from operations in 2002 was primarily due to lower revenues, fixed costs that did not decline as revenues did and a more competitive environment for these services which led to lower pricing and restructuring charges.

Liquidity and Capital Resources

     SpectraSite Holdings, Inc. is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. SpectraSite’s only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications.

Cash Flows

     For the nine months ended September 30, 2002, cash flows provided by operating activities were $1.5 million as compared to $16.4 million in the nine months ended September 30, 2001. The change is primarily attributable to increased interest payments and decreased accounts payable partially offset by decreased accounts receivable and increased favorable cash flow generated from earnings before interest, non-recurring charges, non-cash compensation charges, depreciation and amortization (“EBITDA”). EBITDA from all operations was $88.6 million in the nine months ended September 30, 2002 compared to $67.4 million in the nine months ended September 30, 2001.

     For the nine months ended September 30, 2002, cash flows used in investing activities were $54.5 million compared to $827.1 million for the nine months ended September 30, 2001. We invested $62.5 million and $792.4 million in purchases of property and equipment, primarily related to the acquisition and construction of communications towers, in the nine months ended September 30, 2002 and 2001, respectively.

     In the nine months ended September 30, 2002, cash flows provided by financing activities were $85.6 million, as compared to $283.8 million in the nine months ended September 30, 2001. The cash provided by financing activities was primarily attributable to draws on our credit facility.

Financing Transactions

     As of September 30, 2002, we had total indebtedness of approximately $2.5 billion, consisting of $785 million outstanding under our credit facility, $400 million principal amount of Senior Notes, $1.1 billion accreted value of Senior Discount Notes and $200 million of Senior Convertible Notes.

     Our credit facility provides an aggregate borrowing capacity of up to approximately $1.1 billion for SpectraSite Communications, subject to the covenants and conditions contained in the credit facility. The credit facility consists of:

•	a $300.0 million revolving credit facility which may be drawn, at any time, subject to the satisfaction of certain conditions precedent (including the absence of a materially adverse effect (as defined in the credit agreement) and the absence of any defaults). The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007;

•	a $335.0 million multiple draw term loan that is drawn in full and must be repaid in quarterly installments beginning on June 30, 2005 and ending on June 30, 2007; and

•	a $450.0 million term loan that is drawn in full and will, from September 30, 2003 through September 30, 2007, amortize at a rate of ..25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007.

     Prior to the date that SpectraSite completes an acceptable restructuring of its high yield indebtedness (as defined in the credit agreement), the revolving credit loans and the multiple draw term loans bear interest, at our option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin of 2.50% per annum or the Eurodollar rate plus an applicable margin of 3.75% per annum. After the date of such a restructuring, the revolving credit loans and the multiple draw term loans bear interest, at our option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter.

     Prior to the date that SpectraSite completes an acceptable restructuring of its high yield indebtedness, the term loan bears interest, at our option, at either Canadian Imperial Bank of Commerce’s base rate plus 3.25% per annum or the Eurodollar rate plus 4.50% per annum. After the date of such a restructuring, the term loan bears interest, at our option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

     Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the revolving credit facility, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, certain changes to the SBC transaction or the generation of excess cash flow.

     The credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, not exceed a maximum ratio of total debt to annualized EBITDA and not be below a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

     In May 2002, the Company proposed a series of Refinancing Transactions as part of an effort to reduce commitments for capital expenditures, reduce indebtedness and reduce ongoing interest payments. These included the agreements with SBC and Cingular described under “Acquisition Activity-2002 Acquisitions – SBC.” In connection with these transactions, SpectraSite created a new, wholly-owned subsidiary, SpectraSite Intermediate Holdings, LLC (“Intermediate Holdings”). SpectraSite and Intermediate Holdings entered into a Funding Agreement pursuant to which SpectraSite and Intermediate Holdings agreed to issue to certain affiliates of Welsh, Carson (the “Lenders”) up to $350 million aggregate principal amount of secured convertible term notes (the “New Term Notes”). Of the proceeds from the issuance of the New Term Notes, $10 million were to be used to refinance indebtedness under Communications’ existing credit facility. The remainder was to be used to fund purchases of SpectraSite’s outstanding Senior Notes and Senior Discount Notes pursuant to tender offers (the “Tender Offers”) or in the open market.

     SpectraSite and Intermediate Holdings also commenced offers to exchange (the “Exchange Offers”) up to $75 million of new notes to be issued by SpectraSite and Intermediate Holdings for Senior Notes and Senior Discount Notes outstanding following the Tender Offers.

     In connection with the execution of the Funding Agreement on May 15, 2002, SpectraSite paid the Lenders a fee of $2.6 million, equal to 0.75% of the aggregate principal amount of New Term Notes that the Lenders had committed to fund. SpectraSite also paid the Lenders $2.6 million related to their expenses associated with the Funding Agreement.

     On July 12, 2002 SpectraSite, Intermediate Holdings and the Lenders terminated the Funding Agreement. Also on that day, the Tender Offers expired without being consummated and the Exchange Offers (which were conditioned on the successful completion of the Tender Offers) were terminated. The Company has recorded $11.2 million related to expenses incurred in connection with the terminated Refinancing Transactions in other expenses in the statement of operations for the three months ended September 30, 2002.

     The Funding Agreement provides that if SpectraSite commences or enters into an alternative transaction which restructures, repurchases or retires at least $200 million in aggregate face value of its indebtedness before January 12, 2003, then the Lenders have the right to provide all or a portion of the financing required to fund such alternative transaction. This financing would be provided on the same terms as agreed to in the Funding Agreement. In addition, if the alternative transaction does not require at least $100 million of financing, then SpectraSite would be required to pay an additional fee of $10.5 million to the Lenders. Any such fee would be a general unsecured claim in the bankruptcy case described below.

Capital Restructuring

     On November 6, 2002, SpectraSite announced that it has reached agreements with beneficial holders of approximately 66% of the SpectraSite Notes to support a restructuring plan. The restructuring plan will only involve SpectraSite Holdings, Inc. and not SpectraSite Communications, Inc. The restructuring plan is also not currently expected to constitute an event of default under or otherwise adversely affect Communications’ credit facility, which will continue to be serviced from operating cash flow by Communications.

     To implement the plan, SpectraSite Holdings, Inc. will file in Federal court a pre-arranged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The agreements with the holders of the SpectraSite Notes will terminate if the Plan is not filed by November 15, 2002, which date may be extended by the parties to the agreements.

     According to the agreed terms, the SpectraSite’s outstanding securities will be treated as follows:

•	The existing $2.0 billion aggregate principal amount at maturity of the SpectraSite Notes plus accrued interest will be exchanged for 100% of the reorganized SpectraSite’s new common stock, subject to dilution from warrants to purchase new common stock to be issued to the existing common stock holders and by options to be issued to management to buy new common stock under a new stock option plan.

•	The existing common stock will be exchanged for new warrants to purchase 5% of the shares of new common stock on a fully diluted basis.

•	All existing warrants and options to purchase common stock will be canceled.

     Under the restructuring plan, the new warrants will have a seven-year maturity and a strike price based on an enterprise value of the Company of $1.5 billion.

     As part of a management incentive program that will include a new stock option plan, certain of the Company’s employees will receive options to purchase up to an aggregate of 10% of the shares of the new common stock on a fully diluted basis.

     Under the restructuring plan, the Company’s current management team and Board of Directors will remain in place during the Chapter 11 case. Upon completion of the Chapter 11 process, a new Board of Directors will be elected, consisting of five members, including Stephen H. Clark, the Chief Executive Officer, and four members to be selected by the SpectraSite Notes holder committee.

     Completion of the restructuring plan is subject to certain conditions, including its acceptance by affected holders of claims, whose approval will be solicited as part of the bankruptcy process. Having already achieved agreement with the informal committee representing more than a majority of the holders of the SpectraSite Notes, the Company believes that it will receive the votes required for approval of the plan. Completion of the restructuring plan is also subject to the completion of certain transactions with either Cingular or SBC that are approved by the holders of the SpectraSite Notes who are party to the Forbearance and Lock-Up Agreements and to providing projected compliance with the credit agreement. There can be no assurance that satisfactory agreements will be reached with Cingular or SBC or that the other conditions to completing the restructuring plan will be satisfied.

Liquidity and Commitments

     We had cash and cash equivalents of $64.2 million at September 30, 2002. We also had $785.0 million outstanding under our credit facility at that date. The remaining $300.0 million under the credit facility was undrawn. The weighted average interest rate on outstanding borrowings under the credit facility as of September 30, 2002 was 6.0%. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to annualized EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could borrow approximately $147 million under the revolving credit facility as of September 30, 2002 while remaining in compliance with these covenants. Our ability to borrow and use cash under the credit facility financial covenants will increase or decrease as our annualized EBITDA increases or decreases.

     The Company did not pay $10.8 million of interest due September 15, 2002 on its 10 3/4% senior notes. On October 15, 2002, the 30-day grace period for such non-payment expired, creating an event of default that is continuing. As noted above, we expect to commence a capital restructuring under Chapter 11 of the U.S. Bankruptcy Code. The restructuring plan is also not currently expected to constitute an event of default under or otherwise adversely affect SpectraSite Communications, Inc.’s ability to draw on the credit facility, which will continue to be serviced from operating cash flow by SpectraSite Communications, Inc.

     Two of the banks in the eighty member bank group have advised Communications and the agent for the banks that they are of the view that the conditions to funding under the credit facility are not currently met. In addition, one of those two banks has also asserted that the August 2002 amendment is not effective. The Company disagrees with these positions, believes the August 2002 amendment is effective and all of the conditions to funding are currently satisfied and expects all of the banks to honor all of their obligations under the credit agreement. The agent and the other lead arranger for the banks have advised the banks and Communications that they disagree with the positions of those two banks.

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

     The failure to comply with the provisions of the credit facility would result in an event of default thereunder, and, depending upon the actions of the lenders thereunder, all amounts owed under the credit facility could be declared due and payable. If the Company were not able to repay all amounts owed under the credit facility, the lenders thereunder would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the credit facility were to be accelerated, there can be no assurance that the funds and assets of the Company would be sufficient to repay in full such indebtedness, and there can be no assurance that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Company’s other indebtedness.

     Even with the capital restructuring, we will continue to have significant consolidated indebtedness. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

     The following table provides a summary of our material debt, lease and other contractual commitments as of September 30, 2002.

	Payments Due by Period (in thousands)

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Senior notes (1)	$1,739,491	$1,739,491	$—	$—	$—
Credit facility	785,000	1,125	62,750	505,125	216,000
Capital Lease Payments	23,143	4,243	4,735	3,161	11,004
Operating Leases Payments	324,997	67,893	113,240	52,730	91,134
SBC Tower Purchase Commitment (2)	227,420	108,368	119,052	—	—

Total Contractual Cash Obligations	$3,100,051	$1,921,120	$299,777	$561,016	$318,138

(1)	Includes $26,259 of accrued interest.

(2)	Based on the average purchase price of towers previously acquired from SBC.

     In addition, we had standby letters of credit of $3.4 million and performance bonds of $11.4 million outstanding at September 30, 2002, most of which expire within one year.

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

Revenue Recognition

     Site leasing revenues are recognized when earned based on lease agreements. Increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease. Broadcast services revenues related to construction activities are derived from service contracts that provide for billing on a time and materials or fixed price basis. For time and material contracts, revenues are recognized as services are performed. For fixed price contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Allowance for Uncollectible Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific allowance against amounts due to reduce the net recognized receivable to theamount we reasonably believe will be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in one or more significant customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to uscould be reduced by a material amount.

Capitalization of Internal Costs

     Property and equipment, including towers, are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of that tower. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to operating expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates.

Goodwill

     The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Prior to January 1, 2002, goodwill was amortized over 15 years for purchase business combinations consummated prior to September 30, 2001. For purchase business combinations consummated subsequent to September 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

     Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we ceased amortization on January 1, 2002.

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

ITEM 3– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of September 30, 2002. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt.

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total

	(dollars in thousands)
Long–term obligations:
Fixed rate	$1,713,232	$—	$—	$—	$—	$—	$1,713,232
Average interest rate	11.3%	—	—	—	—	—	11.3%

     In addition, as of September 30, 2002, we had $785.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 6.0%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $2.0 million and $5.8 million in the three and nine months ended September 30, 2002, respectively.

ITEM 4– CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to SpectraSite Holdings, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in Internal Controls.

None.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Part II. Item 1. of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, for information regarding certain legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not pay $10.8 million of interest due September 15, 2002 on its 10 3/4% senior notes. On October 15, 2002, the 30-day grace period for such non-payment expired, creating an event of default that is continuing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 28, 2002, the Company announced that the Nasdaq Stock Market approved its request to transfer its common stock to the Nasdaq SmallCap Market. As a consequence of the transfer, shareholders may find it more difficult to buy or sell shares of or obtain accurate quotations as to the market value of the Company’s common stock.

On September 18, 2002, the Company announced that Stephen H. Clark, Chief Executive Officer of SpectraSite Holdings, Inc., had been named Chairman of the Board. In addition, Timothy G. Biltz, the Company’s Chief Operating Officer, and David P. Tomick, the Company’s Chief Financial Officer, were named to the Board of Directors. In addition to Messrs. Clark, Biltz and Tomick the remainder of the Board consists of Calvin Payne, President of SpectraSite’s Network Services division, and Steven Shindler, Chief Executive Officer of Nextel International, Inc. The new appointments followed the resignations of Lawrence Sorrel, Thomas McInerney, James Matthews, Timothy Donahue, Michael Price and Edgar Reynolds from the Board.

On October 3, 2002, the Company amended its Second Amended and Restated Registration Rights Agreement to remove the coordinated distribution requirement. On the same date, the Company also entered into a voting letter agreement with certain affiliates of Welsh, Carson, Anderson & Stowe, L.P. (“WCAS”) whereby WCAS agreed to vote all its shares of the Company’s common stock in excess of 9.9% of the outstanding shares of the Company’s common stock in proportion to all votes cast by other holders of the Company’s common stock.

On October 4, 2002, the Company and certain stockholders terminated the Third Amended and Restated Stockholders’ Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits

2.1	Agreement to Sublease, dated as of August 25, 2000 (the “SBC Agreement”), by and among SBC Wireless, Inc., for itself and on behalf of the Sublessor Entities, SpectraSite Holdings, Inc. (the “Registrant”) and Southern Towers, Inc. Incorporated by reference to exhibit 10.1 to the Registrant’s report on Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated as of December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Second Amended and Restated Certificate of Incorporation incorporated by reference to exhibit 3.1 to the amended registration statement on Form 8-A/A of the Registrant as filed on December 12, 2000.

3.2	Amended Bylaws. Incorporated by reference to exhibit 3.8 to the registration statement on Form S-1 of the Registrant, file no. 333-93873.

10.1	Lease and Sublease, dated as of December 14, 2000, by and among SBC Wireless, LLC, (“SBCW”), SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, the Registrant and Southern Towers, Inc. (incorporated by reference to exhibit No. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.2	Fourth Consent and Amendment to Funding Agreement, dated as of July 2, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on July 3, 2002.

10.3	Joint Termination of Funding Agreement, dated as of July 12, 2002, by and among the Registrant, Holdco and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on July 16, 2002.

*10.4	Second Amendment to Amended and Restated Credit Agreement, dated as of August 14, 2002 by and among SpectraSite Communications, Inc., the Registrant, Canadian Imperial Bank of Commerce, as administrative agent, and the Credit Parties (as defined therein).

*10.5	Amendment to the Second Amended and Restated Registration Rights Agreement, dated as of October 3, 2002, by and among the Registrant and the Purchasers (as defined therein).

*10.6	Voting Letter Agreement, dated as of October 3, 2002, by and among the Registrant and the WCAS Shareholders (as defined therein).

*10.7	Termination Agreement to the Third Amended and Restated Stockholders’ Agreement, dated as of October 4, 2002, by and among the Registrant and the Stockholders (as defined therein).

10.8	Form of Forbearance, Lock-Up and Voting Agreement, dated as of November 5, 2002, by and among the Consenting Holder (as defined therein) and the Registrant. Incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on November 6, 2002.

*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.

(b)  Reports on Form 8-K

     On July 3, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing an extension of the exchange offers relating to its senior notes.

     On July 16, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing (i) the expiration of the tender offers relating to its senior notes and (ii) the termination of the exchange offers relating to its senior notes.

     On November 6, 2002, the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing an agreement with bondholders on recapitalization.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	SPECTRASITE HOLDINGS, INC. (Registrant)

/s/DAVID P. TOMICK David P. Tomick Executive Vice President, Chief Financial Officer and Secretary

/s/DANIEL I. HUNT Daniel I. Hunt Vice President- Finance and Administration, Principal Accounting Officer

CERTIFICATIONS

I, Stephen H. Clark, as Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpectraSite Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/STEPHEN H. CLARK Stephen H. Clark Chief Executive Officer

I, David P. Tomick, as Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpectraSite Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/DAVID P. TOMICK David P. Tomick Executive Vice President, Chief Financial Officer