Form 10-K
period 2002-12-31
SPECTRASITE INC
filed 2003-03-26
CIK 1072048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File Number 0-27217

SpectraSite, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2027322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Regency Forest Drive Cary, North Carolina	27511
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

(919) 468-0112

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Warrants to purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes ☐  No ☒

      As of June 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $12,284,276.58 based on the closing price on the Nasdaq National Market on such date.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes ☒  No ☐

      There were 23,587,085 shares of Common Stock outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      None

SPECTRASITE, INC.

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

i

PART I

Item 1. Business

Introduction

      SpectraSite, Inc., formerly known as SpectraSite Holdings, Inc., is a Delaware corporation. In this report, “SpectraSite” refers to SpectraSite, Inc. and “we,” “us” and “our” refer to SpectraSite, Inc., its wholly owned subsidiaries and all predecessor entities collectively, unless the context requires otherwise. In addition, “Communications” refers to SpectraSite Communications, Inc., a wholly owned subsidiary of SpectraSite.

      We are one of the largest wireless tower operators in the United States. We also operate broadcast towers and are a leading provider of construction services to the broadcast industry in the United States. Our businesses include the ownership and leasing of antenna sites on wireless and broadcast towers, the ownership and leasing of distributed antenna systems within buildings, managing rooftop telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers.

      We operate in two business segments: wireless and broadcast. For financial information about our business segments, as well as financial information about the geographic areas in which we operate, refer to Note 13 to our consolidated financial statements located elsewhere in this report.

      On December 31, 2002, we completed the sale of our network services division. Network services’ revenues for the years ended December 31, 2001 and 2002 were $213.1 million and $136.2 million, respectively. The results of network services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

      Our principal executive offices are located at 400 Regency Forest Drive, Cary, North Carolina 27511, and our telephone number at that address is (919) 468-0112. Our World Wide Web site address is http://www.spectrasite.com. The information in our website is not part of this report.

Chapter 11 Filing and Emergence

      On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”).

      On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy. From the Petition Date until the Effective Date, SpectraSite operated as a debtor-in-possession under the Bankruptcy Code.

      Under the Plan of Reorganization, SpectraSite will distribute 23.75 million shares of common stock, par value $0.01 per share (the “New Common Stock”) to the general unsecured creditors of SpectraSite and warrants to purchase 1.25 million shares of New Common Stock to the holders of SpectraSite’s common stock, par value $0.001 per share (the “Old Common Stock”). In addition, all outstanding shares of Old Common Stock and all outstanding options and warrants to purchase Old Common Stock were cancelled.

      The warrants entitle the holders to purchase up to 1.25 million shares of New Common Stock at a price of $32.00 per share through February 10, 2010. The warrants were valued at $10.8 million for purposes of the Plan of Reorganization.

Products and Services

     Wireless

      As of December 31, 2002, we own, operate or manage over 19,000 wireless antenna sites, primarily in the top 100 markets in the United States and with major metropolitan market clusters in Los Angeles, Chicago, San Francisco, Philadelphia, Detroit and Dallas. Our customers are leading wireless service providers, including AT&T Wireless, Cingular, Nextel, Sprint PCS, Verizon Wireless, T-Mobile and their affiliates.

Tower Ownership, Leasing and Management

      We are one of the largest independent owners and operators of wireless communications towers in the United States and Canada. We provide antenna site leasing services, which primarily involve the leasing of antenna space on our towers to wireless carriers. In leasing antenna space, we generally receive monthly lease payments from customers. Our customer leases typically have original terms of five to ten years, with four or five renewal periods of five years each, and usually provide for periodic rent increases. Monthly lease pricing varies with the tower location and the number and type of antennas installed on a given site.

In-Building Access

      We are a leading provider of in-building neutral host distributed antenna systems serving telecommunications carriers in the United States. We have the exclusive rights to provide to wireless carriers in-building systems in over 300 retail shopping malls, casino/hotel resorts and office buildings in the United States. Our leases with property owners for the rights to install and operate the in-building systems are generally for an initial period of ten years. Some of these leases contain automatic extension provisions and continue after the initial period unless terminated by us. Under these leases, we are the exclusive operator of in-building neutral host distributed antenna systems for the term of the lease. We are also responsible for marketing the property as part of our portfolio of telecommunications sites and for installing, operating and maintaining the distributed antenna system at the properties. We grant rights to wireless service providers to attach their equipment to our in-building system for a fee under licenses with the providers that typically have an initial term of ten years. We typically share a portion of the collected fees with the property owners.

Rooftop Management

      We also provide rooftop management services to telecommunications service providers in the United States. We are the exclusive site manager for over 11,000 real estate properties, with significant access clusters in major metropolitan areas. Wireless carriers utilize our managed rooftop sites as transmitting locations, often where there are no existing towers for co-location or where new towers are difficult to build. Our rooftop management contracts are generally for an initial period of three to five years. These contracts contain automatic extension provisions and continue after the initial period unless terminated by either party. Under these contracts, we are engaged as the exclusive site manager for rooftop management. For these services, we receive a percentage of occupancy or license fees.

      The following chart shows the locations of our wireless towers and in-building neutral host distributed antenna systems as of December 31, 2002:

State	Number

California	1,338
Texas	1,006
Illinois	738
Ohio	545
Michigan	384
Florida	325
Missouri	319
Georgia	220

State	Number

Pennsylvania	218
Alabama	202
Oklahoma	202
New York	191
Louisiana	177
North Carolina	169
Washington	148
Indiana	128
Wisconsin	122
Maryland	117
Nevada	104
Other	1,309

Total	7,962

      On February 10, 2003, we completed the sale of 500 towers in California and 45 towers in Nevada to Cingular.

     Broadcast

      We are one of the largest independent owners and operators of broadcast towers in the United States. We own 74 broadcast towers, primarily in the southeastern United States. We provide antenna site leasing services, which involves the leasing of antenna space on our broadcast towers to wireless carriers and broadcasters. In leasing antenna space, we generally receive monthly lease payments from customers.

      We are also a leading provider of broadcast tower analysis, design, fabrication, installation, and technical services. We have over 50 years of experience in the broadcast tower industry and have worked on the development of more than 700 broadcast towers, which we believe represent approximately 50% of the existing broadcast tower infrastructure in the United States. Our broadcast tower group extends our core business of outsourced wireless antenna sites to broadcast towers.

      In 1996, the FCC mandated the conversion of analog television signals to digital. In general, as a result of several subsequent rulings by the FCC, each commercial television station in the United States was required to complete construction of new digital broadcasting facilities by May 1, 2002. (Non-commercial stations have been given until May 1, 2003, to complete digital construction.) By April 21, 2003, all television stations must be simulcasting at least 50% of their programming on both their analog and digital facilities and must convert to 100% simulcasting within two years. The simulcasting transition is scheduled to end in 2006, when television broadcasters will be required to terminate analog service, unless that date has been extended based on satisfaction of statutory standards demonstrating that significant portions of the viewing public do not have the ability to receive digital television signals. Although these deadlines have resulted from past extensions by the FCC of previous deadlines, various broadcasters have requested that the FCC further extend the current conversion deadlines. In December 2001, the FCC declined to issue a blanket extension of the current deadlines, and instead agreed to consider extension requests by particular broadcasters on a case-by-case basis. The FCC also made it easier for broadcasters to qualify for such extensions. As of January 2003, approximately 93% of all television stations in the United States have been granted a construction permit or a license for digital television. More than 75% of the stations whose deadline to complete their digital television broadcast facilities was May 1, 2002, requested an extension of their completion deadline to November 1, 2002 and approximately 85% of those requests were granted. Of those stations that were granted an initial extension, nearly 78% requested an additional six-month extension and, to date, the FCC has granted more than one-third of these extension requests. We believe that, although the planned conversion to digital might continue to be delayed indefinitely through FCC extensions or the failure of various broadcasters to complete the conversion in accordance with the established deadlines, if and when the conversion occurs it may create significant potential for increased demand for co-location on broadcast towers and related services.

      In August 2002, the FCC adopted a rule requiring all television receivers manufactured in the United States with screen sizes greater than 13 inches, and all television receiving equipment, such as VCRs and DTV recorders, be capable of receiving digital television signals over the air no later than July 1, 2007.

      Broadcast towers require a high level of technical design and erection expertise, as they reach heights of up to 2,000 feet. The existing domestic broadcast tower infrastructure was generally developed to accommodate individual broadcast signals. This broadcast tower infrastructure was built primarily in the 1940’s and 1950’s. Today, it is considered to be at capacity and somewhat antiquated. The FCC mandate requiring the conversion of analog to digital broadcast signals potentially creates significant infrastructure deployment requirements for the broadcast community in the United States. In addition, the engineering and construction expertise for broadcast towers is limited to a relatively small number of fabrication and construction companies that specialize in broadcast towers, including our company.

Customers

      Our primary customers currently are Nextel and Cingular, which represented approximately 28% and 20% of our revenues, respectively, for the year ended December 31, 2002. Our other customers include several of the largest wireless service providers in the United States, including AT&T Wireless, Sprint, Verizon Wireless and T-Mobile. We also have provided services to enhanced specialized mobile radio, specialized mobile radio and cellular wireless providers. For the year ended December 31, 2001, Nextel and Cingular accounted for 30% and 13% of our revenues, respectively. For the year ended December 31, 2000, Nextel accounted for 48% of our revenues.

Sales and Marketing

      We believe that our quality portfolio of tower assets, our strong customer relationships and our operational excellence make us a preferred provider for the wireless industry. Our sales and marketing goals are to:

•	Leverage existing relationships and develop new relationships with wireless service providers to lease antenna space on our tower, rooftop and in-building assets; and

•	Form relationships with turnkey program management companies to further broaden our channels of distribution.

      Maintaining and cultivating relationships with wireless service providers is a critical focus of our sales and marketing program. We have a dedicated group of sales representatives that focus on establishing and maintaining relationships with customers at both local and regional levels. In addition, we employ an experienced national accounts team that works closely with each wireless service provider’s corporate headquarters and senior management team to cultivate and ensure long-term relationships.

      Our sales staff is compensated on new co-location revenue generation, relocation/reconfiguration revenue, fee revenue and customer satisfaction. In addition, our sales teams rely on the complementary functions of our field support services and project management teams to further identify revenue opportunities and enhance the customer experience.

Competition

      Our principal competitors include American Tower Corp., Crown Castle International Corp., Pinnacle Holdings, Inc., SBA Communications Corp., Sprint Sites USA, numerous independent tower operators and the many owners of non-tower antenna sites, including rooftops, water towers and other alternate structures. Wireless service providers, such as AT&T Wireless and Sprint PCS, own and operate their own tower networks and lease (or may in the future decide to lease) antenna sites to other providers. We compete principally on the basis of tower location and capacity, price, quality of service and density of service within geographic market.

      The emergence of new technologies that do not require ground-based antenna sites could have a negative impact on our operations. For example the growth in delivery of video, voice and data services by satellites, which allow communication directly to users’ terminals without the use of ground-based facilities, could lessen demand for our services. Low earth orbit satellite systems provide mobile voice and data services to consumers, as well as to government and defense industry customers. Other geostationary orbit satellite systems provide television and internet access services directly to home and small office users. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high-speed data services directly to consumers. Although these satellite systems are highly capital-intensive, they compete with land-based wireless communications systems, thereby reducing the demand for the services that we provide.

      Besides expanding the use of systems that do not require ground-based antenna systems, technological developments are also making it possible for carriers to expand their use of existing facilities to expand service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements (such as Cingular’s infrastructure joint ventures with T-Mobile and AT&T Wireless), sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.

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

Employees

      As of December 31, 2002, SpectraSite had 649 employees excluding employees of the network services division that was sold on December 31, 2002. None of our employees are represented by a collective bargaining agreement, and we consider our employee relations to be good.

International

      During 2001 we ceased development efforts in Europe and Mexico. In 2002, we sold our network services operations in Canada. Our primary focus is on operations in the United States.

Regulatory and Environmental Matters

     Federal Regulations

      Both the FCC and the FAA regulate towers used for communications transmitters and receivers. These regulations control the siting, marking and lighting of towers and generally, based on the characteristics of the tower, require registration of tower facilities with the FCC. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency used and the service provided. In addition to these regulations, SpectraSite must comply with certain environmental laws and regulations.

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

Environmental and Related Regulations

      Owners and operators of communications towers are subject to environmental laws. The FCC’s decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or co-locating a new tenant on a tower. In the event the FCC determines that a proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. In addition, various environmental groups routinely petition the FCC to deny applications to register new towers. This regulatory process can be costly and could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and remediation of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

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

      We are, and will continue to be, highly leveraged. As of December 31, 2002, we had $783.0 million outstanding under our credit facility. In addition, we had $1.8 billion of liabilities subject to compromise which were converted to New Common Stock on February 10, 2003 as part of our chapter 11 filing and emergence. Our high level of indebtedness could interfere with our ability to grow. For example, it could:

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

      We currently anticipate that, in order to pay the principal of our outstanding indebtedness or to repay such indebtedness upon a change of control as defined in the instruments governing our indebtedness, we will be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We continuously evaluate our capital structure in light of our capital needs and market conditions and from time to time consider transactions to raise additional capital, reduce or refinance our indebtedness or otherwise alter our existing capital structure. These transactions often include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock, which would dilute our existing stockholders. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results of operations or capitalization. We cannot assure you that we could affect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the principal of our indebtedness or that any of such alternatives would be permitted by the terms of our credit facility and other indebtedness then in effect.

We are not profitable and expect to continue to incur losses.

      We incurred net losses of $775.0 million for the year ended December 31, 2002. We have not achieved profitability and expect to continue to incur losses for the foreseeable future.

We anticipate significant capital expenditures and may need additional financing which may not be available.

      Over time, we will continue to require significant capital expenditures for the construction and acquisition of communication sites. We have agreed to acquire 600 towers from SBC from May 2003 to August 2004 with an aggregate purchase price of approximately $156 million. We had cash and cash equivalents of $81.0 million at December 31, 2002. We also had $783.0 million outstanding under our credit facility at that date. The remaining $300.0 million under the credit facility was undrawn. Our ability to borrow under the credit facility is limited by a number of covenants including the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of Communications and its subsidiaries. Under the terms of the credit facility, we could draw approximately $230 million in additional borrowings as of December 31, 2002 while remaining in compliance with these covenants. With the proceeds of the sale of towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003 leaving a total of $709.5 million outstanding under the credit facility. In addition, the overall loosening of covenants under the August 2002 amendment to the credit facility terminated when SpectraSite emerged from chapter 11 on February 10, 2003. As a result, Communications could borrow approximately $33 million of available funds under the revolving credit facility as of February 11, 2003 while remaining in compliance with the credit agreement’s covenants. Additional borrowing within these covenants will become available as our pro forma cash flow increases. We may need additional sources of debt or equity capital in the future. Additional financing may not be available or may be restricted by the terms of our credit facility. Additional sales of equity securities will dilute our existing stockholders.

The financial and operating difficulties in the telecommunications sector may negatively affect our customers and our Company.

      Recently, the telecommunications sector has been facing significant challenges resulting from excess capacity, poor operating results and financial difficulties. The sector’s access to debt and equity capital has been seriously limited. As a result, some of our customers face uncertain financial circumstances. The impact to us could include slower collections on accounts receivable, higher bad debt experience, lower pricing on new customer contracts and possible consolidation among our customers. In addition, because we are considered to operate in the telecommunications sector, we may also be negatively impacted by limited access to debt and equity capital.

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

      Various wireless service providers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over the next few years. Such consolidation in the wireless industry could have a negative impact on the demand for our services. Recent regulatory developments have made such consolidation in the wireless industry easier and more likely. Until recently, cellular and PCS providers were subject to a spectrum aggregation cap of 45 MHz in any geographic area. This rule limited the ability of wireless carriers to consolidate. In November 2001, the FCC raised this limit to 55 MHz. On January 2, 2003, the spectrum cap was eliminated completely in favor of a case-by-case review of spectrum transactions. The FCC also lifted, for major metropolitan areas, a previous rule limiting the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area. It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. There can be no assurance that such consolidation will not have a material adverse impact on our business, financial condition or results of operations.

The increase in the spectrum available for wireless services may impact the demand for our communication towers.

      It is expected that additional spectrum for the provision of wireless services will be made available over the next few years. For example, the FCC is required to make available for commercial use a portion of the frequency spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land-mobile services or to expand existing offerings. Further, the FCC has auctioned or announced plans to auction large blocks of spectrum that will in the future be used to expand existing wireless networks and create new or advanced wireless services. This additional spectrum could be used to replace existing spectrum, and could be deployed in a manner that reduces the need for communications towers to transmit signals over existing spectrum. There can be no assurance that such increased spectrum will not have a material adverse impact on our business, financial condition or results of operations.

A significant portion of our revenues depends on Nextel and Cingular.

      Nextel and Cingular account for a significant portion of our total revenues. Nextel and Cingular represented approximately 28% and 20%, respectively, of our revenues for 2002. If Nextel or Cingular were to suffer financial difficulties or if Nextel or Cingular were unwilling or unable to perform its obligations under its arrangements with us, our business, financial condition or results of operations could be materially and adversely affected.

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

      In particular, the emergence of new technologies that do not require ground-based antenna sites could have a negative impact on our operations. For example, the growth in delivery of video, voice and data services by satellites, which allow communication directly to users’ terminals without the use of ground-based facilities, could lessen demand for our services. Low earth orbit satellite systems provide mobile voice and data services to consumers, as well as to government and defense industry customers. Other geostationary orbit satellite systems provide television and Internet access services directly to home and small office users. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high-speed data services directly to consumers. Although these satellite systems are highly capital-intensive, they compete with land-based wireless communications systems, thereby reducing the demand for the services that we provide.

      Besides expanding the use of systems that do not require ground-based antenna systems, technological developments are also making it possible for carriers to expand their use of existing facilities to expanded service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements (such as Cingular’s infrastructure joint ventures with T-Mobile and AT&T Wireless), sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.

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

We may be unable to modify towers and add new customers as contemplated by our business plan.

      Our business depends on our ability to modify towers and add new customers as they expand their tower network infrastructure. Regulatory and other barriers could adversely affect our ability to modify towers in accordance with the requirements of our customers, and, as a result, we may not be able to meet our customers’ requirements. Our ability to modify towers and add new customers to towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, FAA considerations, FCC tower registration procedures, availability of tower components and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. In addition, because the concern over tower proliferation has grown in recent years, many communities now restrict tower modifications or delay granting permits required for co-location.

      We may not be able to overcome the barriers to modification or installation of new customers. Our failure to complete the necessary modifications could have a material adverse effect on our business, financial condition or results of operations.

We may encounter difficulties in integrating acquisitions with our operations, which could limit our revenue growth and our ability to achieve or sustain profitability.

      Acquiring additional tower assets and complementary businesses has been an integral part of our business strategy. We may not be able to realize the expected benefits of past or future acquisitions. Although we conduct a thorough due diligence investigation in connection with each acquisition, unexpected problems may be discovered only after an acquisition is made and our recourse against the seller in such cases may be unavailable or inadequate. In addition, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. We have agreed to complete the sublease of 600 towers from SBC during the period beginning May 2003 and ending August 2004. These subleases and other future acquisitions will require us to incur additional indebtedness and contingent liabilities, which could have a material adverse effect on our business, financial condition or results of operations.

A small number of stockholders beneficially own a substantial amount of our common stock and could significantly affect matters requiring a shareholder vote.

      At March 14, 2003, affiliates of Apollo Management V L.P. own approximately 5.6 million shares, or 23.6%, of our common stock and affiliates of Oaktree Capital Management, LLC own approximately 4.8 million shares, or 20.5%, of our common stock. In addition, Apollo and Oaktree each have a representative on our Board of Directors. As a result, Apollo and Oaktree are able to exert significant influence over the management and policies of SpectraSite. Apollo or Oaktree may have interests that are different from yours.

Our business depends on our key personnel.

      Our future success depends to a significant extent on the continued services of our Chief Executive Officer, Stephen H. Clark, our Chief Operating Officer, Timothy G. Biltz and our Chief Financial Officer, David P. Tomick. Although each of these officers has an employment agreement with SpectraSite, the loss of any of these key employees would likely have a significantly detrimental effect on our business.

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

      Owners and operators of communications towers are subject to environmental laws. The FCC’s decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or co-locating a new tenant on a tower. In the event the FCC determines that a proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. In addition, various environmental groups routinely petition the FCC to deny applications to register new towers. This regulatory process can be costly and could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and clean up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

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

      We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility restricts our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Furthermore, because SpectraSite is a holding company, it depends on the cash flow of its subsidiaries, and Communications’ credit facility imposes restrictions on SpectraSite’s subsidiaries’ ability to distribute cash to SpectraSite.

Our stock price may be highly volatile.

      Since emerging from bankruptcy in February 2003, our stock and warrants have traded only sporadically on the Pink Sheets and OTC Bulletin Board. The market price of our common stock has been and can be expected to be significantly affected by:

•	availability of shares for sale;

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in market valuations of other communications tower companies;

•	announcements of technological innovations or new services by us, our current and potential competitors or our current and potential customers;

•	announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments by us, our current and potential competitors or our current and potential customers;

•	additions or departures of key personnel;

•	future sales of equity and debt securities or other changes to our capitalization; and

•	stock market price and volume fluctuations.

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

      The market price of our common stock could drop as a result of the introduction of a large number of shares of our common stock into the market. As of March 14, 2003, there are approximately 23.6 million shares of common stock outstanding and available for sale, except to the extent that sales by our affiliates are subject to volume and certain other restrictions of Rule 144 under the Securities Act. Holders of approximately 13.7 million shares of our common stock are parties to a registration rights agreement that permits the holders to demand a registered public offering of these shares at any time.

      We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Item 2. Properties

      SpectraSite is headquartered in Cary, North Carolina, where it currently occupies an owned 109,570 square foot office facility on 19.7 acres of land and leases 61,071 square feet of office space. We own a 38,000 square foot broadcast tower manufacturing facility located on 10 acres of land in Pine Forge, Pennsylvania. We also own 9.5 acres of land in Visalia, California, on which a 57,000 square foot broadcast tower manufacturing facility is located and 161.7 acres of land in Mobile, Alabama, on which a 1,944 foot broadcast tower is located.

      Our interests in communications sites are comprised of a variety of fee interests, leasehold and sub-leasehold interests created by long-term lease or sublease agreements, private easements, and easements and licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five acre tract that supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have an initial term of five years, with five additional five-year renewal periods. You should read Item 1. “Business — Products and Services — Wireless — Tower Ownership, Leasing and Management” for a list of the locations of our wireless towers.

Item 3. Legal Proceedings

      On June 17, 2002, certain holders of SpectraSite’s outstanding 10.75% Senior Notes due 2010, 12.50% Senior Notes due 2010, 12.00% Senior Discount Notes due 2008, 11.25% Senior Discount Notes due 2009 and 12.875% Senior Discount Notes due 2010 (collectively, the “Notes”) commenced an action in the United States District Court for the District of Delaware seeking, among other things to enjoin SpectraSite from consummating its cash tender offers to purchase a portion of the outstanding Notes. The complaint alleges that the tender offers and the transactions contemplated in connection with the tender offers, including the funding of new term notes by Welsh, Carson, Anderson & Stowe (“WCAS”) to finance the tender offers, violated the indentures governing the Notes as well as the Trust Indenture Act and other securities laws and breach fiduciary duties owed by the Company, its Board of Directors and WCAS to holders of the Notes. The complaint demands declaratory and monetary relief.

      SpectraSite emerged from bankruptcy on February 10, 2003. Reference is made to “Business — Chapter 11 Filing and Emergence” in Item 1 of this Annual Report on Form 10-K for a discussion of SpectraSite’s bankruptcy proceedings. In connection with SpectraSite’s emergence from bankruptcy, an agreement in principle has been reached between the parties to settle the claims and dismiss the noteholder action described above.

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

Market Prices

      Our New Common Stock was initially available for trading on the Pink Sheets as of February 11, 2003 and now trades on the OTC Bulletin Board under the ticker symbol SPCS.

      The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our New Common Stock as reported on the Pink Sheets or OTC Bulletin Board, as applicable, through March 14, 2003.

	New Common
	Stock

	High	Low

2003
First quarter (February 11, 2003 through March 14, 2003)	$29.00	$24.50

      As of March 14, 2003, there were approximately 9 holders of record of our New Common Stock, including record holders on behalf of an indeterminate number of beneficial owners.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility restricts our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Furthermore, because SpectraSite is a holding company, it depends on the cash flow of its subsidiaries, and Communications’ credit facility imposes restrictions on SpectraSite’s subsidiaries’ ability to distribute cash to SpectraSite.

Sales of Unregistered Securities

      None.

Item 6. Selected Consolidated Financial Data

      The following table sets forth selected historical financial data derived from our consolidated financial statements, as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002.

      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Prior period information has been restated to present the operations of the network services division as a discontinued operation.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share amounts)
Statement of Operations
Data:
Revenues:
Site leasing	$656	$46,515	$116,476	$221,614	$282,525
Services	8,142	12,624	38,593	38,211	26,809

Total revenues	8,798	59,139	155,069	259,825	309,334

Operating expenses:
Costs of operations (excluding depreciation and amortization expense):
Site leasing	299	17,825	46,667	91,689	108,540
Services	2,492	5,572	26,245	29,538	21,158
Selling, general and administrative expenses	9,690	31,243	51,825	72,431	58,037
Depreciation and amortization expense	1,268	32,038	78,103	165,267	189,936
Restructuring and non-recurring charges	—	7,727	—	142,599	28,570

Total operating expenses	13,749	94,405	202,840	501,524	406,241

Operating income (loss)	$(4,951)	$(35,266)	$(47,771)	$(241,699)	$(96,907)

Loss from continuing operations	$(9,079)	$(94,282)	$(163,059)	$(660,627)	$(338,979)
Income (loss) from discontinued operations	$—	$(3,386)	$5,443	$5,858	$(59,252)
Cumulative effect of change in accounting for goodwill	$—	$—	$—	$—	$(376,753)
Net income (loss)	$(9,079)	$(97,668)	$(157,616)	$(654,769)	$(774,984)
Net income (loss) applicable to common shareholders	$(11,235)	$(98,428)	$(157,616)	$(654,769)	$(774,984)
Net loss per share (basic and diluted)	$(11.98)	$(12.48)	$(1.31)	$(4.36)	$(5.03)
Weighted average common shares outstanding (basic and diluted)	938	7,886	120,731	150,223	153,924
Other Data:
Net cash provided by (used in) operating activities	$(2,347)	$17,555	$11,365	$(12,133)	$36,286
Net cash provided by (used in) investing activities	(45,002)	(813,225)	(1,108,690)	(984,724)	(69,966)
Net cash provided by (used in) financing activities	144,663	733,900	1,612,200	475,751	83,094
EBITDA(1)	(3,683)	4,849	32,904	68,292	122,294
Capital expenditures	26,598	644,778	658,283	958,945	71,248
Selected Operating Data (at end of period):
Number of owned or operated towers	106	2,765	5,030	7,925	8,036
Balance Sheet Data (at end of period):
Cash, cash equivalents and short term investments	$114,962	$37,778	$552,653	$31,547	$80,961
Total assets	161,946	1,219,953	3,054,105	3,203,425	2,578,456
Total long-term debt	132,913	718,778	1,709,055	2,315,332	780,711
Liabilities subject to compromise	—	—	—	—	1,763,286
Redeemable convertible preferred stock	40,656	—	—	—	—
Total shareholders’ equity (deficit)	(14,067)	457,756	1,224,800	719,345	(75,127)

(1)	EBITDA consists of operating income (loss) before depreciation and amortization expense, non-cash compensation charges and restructuring and non-recurring charges. EBITDA is provided because it is a measure commonly used in the communications site industry as a measure of a company’s operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies. We believe that EBITDA can assist in comparing company performance on a consistent basis without regard to depreciation and amortization expense, which may vary significantly depending on accounting methods where acquisitions are involved or non-operating factors such as historical cost bases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We are one of the largest wireless tower operators in the United States and a leading provider of construction services to the broadcast industry in the United States. Our businesses include the ownership and leasing of antenna sites on towers, managing rooftop and in-building telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers in the United States. As of December 31, 2002, we owned or operated 8,036 towers as compared to 7,925 towers at December 31, 2001.

      During the third quarter of 2002, we decided to sell our network services division. The transaction was completed on December 31, 2002. Network services’ revenues for the years ended December 31, 2001 and 2002 were $213.1 million and $136.2 million, respectively. In conjunction with the sale, we recorded a loss on disposal of the network services division of $47.0 million. The results of the network services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

      On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”).

      On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy. From the Petition Date until the Effective Date, SpectraSite operated as a debtor-in-possession under the Bankruptcy Code.

      Under the Plan of Reorganization, SpectraSite will distribute 23.75 million shares of common stock, par value $0.01 per share (the “New Common Stock”) to the general unsecured creditors of SpectraSite and 1.25 million of its new warrants to the stockholders of SpectraSite’s common stock, par value $0.001 per share (the “Old Common Stock”). In addition, all outstanding shares of Old Common Stock and all outstanding options and warrants to purchase Old Common Stock have been cancelled.

      The warrants entitle the holders to purchase up to 1.25 million shares of common stock at a price of $32.00 per share through February 10, 2010. The warrants were valued at $10.8 million for purposes of the Plan of Reorganization. Actual market prices of the warrants following our emergence from chapter 11 may vary.

      This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations and liquidity. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed in this Annual Report on Form 10-K under Item 1a. “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

•	substantial leverage and capital requirements, even after implementation of the restructuring plan;

•	dependence on demand for wireless communications;

•	our ability to co-locate additional tenants on our towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Acquisition Activity

     2002 Acquisitions

      SBC — On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares of Old Common Stock valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. We and SBC entered into a Lease and Sublease Agreement pursuant to which we manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, we had agreed to build towers for Cingular, an affiliate of SBC, through 2005, under an exclusive build-to-suit agreement. The build-to-suit agreement was terminated on May 15, 2002.

      On November 14, 2001, we completed an amendment to the SBC agreements. This amendment reduced the maximum number of towers that we will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, we will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002.

      On November 14, 2002, we completed a further amendment to the SBC agreements. This amendment further reduced the maximum number of towers that we will lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, we sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that we will lease or sublease.

      From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers. Under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004. In the year ended December 31, 2002, we subleased 41 towers, for which we paid $10.1 million in cash and issued 146,569 shares of Old Common Stock valued at $1.7 million.

      As of December 31, 2002, we have issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC agreements. As part of the Plan of Reorganization, on February 10, 2003 we issued SBC 12.1 million shares of Old Common Stock in full satisfaction of any obligation to issue SBC further stock or make any further adjustment payment. Of the 12.1 million shares, we issued 7.5 million shares of Old Common Stock in connection with the adjustment payment described above on shares issued through December 31, 2002 and 4.7 million shares of Old Common Stock as an advance payment on the purchase of the remaining 600 towers. All of these shares of Old Common Stock were exchanged for new warrants under the Plan of Reorganization. As a result, at all future closings with SBC, the stock portion of the payment for each site has been paid in full.

     2001 Acquisitions

      During the year ended December 31, 2001, we consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate purchase price of $722.8 million, including the issuance of approximately 7.9 million shares of Old Common Stock valued at $122.8 million. The principal transactions were as follows:

      AirTouch — On February 16, 2000, we entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which we agreed to lease or sublease up to 430 communications towers located throughout southern California for $155.0 million. As partial security for obligations under the agreement to sublease, we deposited $23.0 million into escrow. Under the terms of the agreement, we manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch pays a monthly fee per site for its cellular, microwave and paging facilities.

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

      SBC — Under our agreement with SBC discussed above, in the year ended December 31, 2001, we subleased 1,926 towers, for which we paid $493.9 million in cash and issued approximately 7.2 million shares of Old Common Stock valued at $121.2 million.

      Paxson — On December 19, 2001 we acquired 21 broadcast towers and management rights to 15 broadcast towers from Paxson for $34.0 million in cash.

      Nextel — In April 1999, we entered into a master site commitment agreement with affiliates of Nextel Communications (“Nextel”) under which Nextel agreed to offer us exclusive opportunities, under specific terms and conditions, relating to the construction or purchase of, or co-location on, 1,700 additional communications sites. Since that time the number of communications sites subject to the Nextel agreement has been increased to approximately 2,111. Nextel then leases these sites under the terms of a master site lease agreement. During 2001, we acquired 192 wireless communication towers from Nextel under this agreement for a total purchase price of $33.7 million in cash.

Results of Operations

     Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      Consolidated revenues increased to $309.3 million for the year ended December 31, 2002 from $259.8 million for the year ended December 31, 2001. Revenues from site leasing increased to $282.5 million for the year ended December 31, 2002 from $221.6 million for the year ended December 31, 2001. The increase was primarily a result of incremental revenue in 2002 from new co-location tenants on towers that were part of our portfolio on December 31, 2001 and revenues derived from towers acquired in 2001 and 2002. Based on trailing twelve-months revenue on the towers that we owned or operated as of December 31, 2001, same tower revenue growth was 18% and same tower cash flow increased 29%. We owned or operated 8,036 towers at December 31, 2002, as compared to 7,925 towers at December 31, 2001.

      Revenues from broadcast services decreased to $26.8 million for the year ended December 31, 2002 compared to $38.2 million for the year ended December 31, 2001. The decrease was primarily due to a change in the service mix from large broadcast tower fabrication and installations to smaller broadcast tower modifications resulting in lower tower fabrication revenues.

      Costs of operations increased to $129.7 million for the year ended December 31, 2002 from $121.2 million for the year ended December 31, 2001. The increase was due to increases in site leasing costs attributable to operating costs of the communications towers acquired or constructed during 2001 and 2002 partially offset by a decrease in cost of operations for broadcast services resulting from lower revenue volumes. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 38% for the year ended December 31, 2002 from 41% for the year ended December 31, 2001. The decrease was primarily due to increased revenues generated from new co-location tenants on existing towers. As our site leasing operations mature we expect that additional tenants on towers will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for broadcast services as a percentage of broadcast services revenues increased to 79% for the year ended December 31, 2002 from 77% for the year ended December 31, 2001 primarily due to lower revenue volumes in 2002.

      Selling, general and administrative expenses decreased to $58.0 million for the year ended December 31, 2002 from $72.4 million for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the year ended December 31, 2002 from 28% for the year ended December 31, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2001 and early 2002. In addition, for the year ended December 31, 2002, we recorded non-cash compensation charges of $0.7 million related to the issuance of stock options and restricted shares of common stock to employees compared to $2.1 million in the year ended December 31, 2001.

      Depreciation and amortization expense increased to $189.9 million for the year ended December 31, 2002 from $165.3 million for the year ended December 31, 2001. The increase was primarily a result of the increased depreciation from the towers we have acquired or constructed, partially offset by the $35.5 million reduction in goodwill amortization as a result of the adoption of SFAS 142. See “Description of Critical Accounting Policies — Goodwill.”

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

      In May 2001, we announced the consolidation of our rooftop management operations and recorded a non-recurring charge of $35.8 million. Of this amount, $29.6 million related to the write-off of goodwill, $5.1 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations.

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

      In November 2001, we announced that we would reduce our planned new tower construction and acquisition programs for 2002. As a result of the reduced new tower activity, we recorded restructuring charges of $70.3 million. Of this amount, $27.7 million was related to the write-off of work in progress related to sites in development that we terminated, $4.8 million was related to the costs of closing certain offices and $2.8 million was related to the costs of employee severance. In addition, we completed an amendment to our agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment provides for the number of towers to be leased or subleased to be reduced by 300 and for the lease or sublease date on at least 850 towers to be postponed to 2003 and January 2004. In exchange for these modifications, we paid a fee of $35.0 million, which has been included as part of the restructuring charge.

      As a result of the factors discussed above, our loss from operations was $96.9 million for the year ended December 31, 2002, compared to a loss of $241.7 million for the year ended December 31, 2001.

      Net interest expense increased to $225.7 million during the year ended December 31, 2002 from $195.1 million for the year ended December 31, 2001. The increase was due to increased accreted value of the senior discount notes and increased amounts outstanding under our credit facility, as well as the write-off of $4.5 million of debt issuance costs related to the decrease in the maximum availability of the credit facility. This increase was partially offset by not incurring interest expense of $24.4 million on the senior notes, senior discount notes and senior convertible notes for the period from the date of the chapter 11 filing (November 15, 2002) through December 31, 2002.

      Other income (expense) was an expense of $10.9 million in the year ended December 31, 2002, primarily due to expenses associated with the proposed bond tender and exchange offers. Other income (expense) was a net expense of $223.2 million in the year ended December 31, 2001. Of this amount, $61.8 million related to losses from investments in affiliates accounted for under the equity method, primarily our investment in SpectraSite-Transco Communications, Ltd., $121.9 million related to the write-down of our investment in SpectraSite-Transco and $20.0 million related to the write-off of a loan to SpectraSite-Transco. We completed the sale of our interest in SpectraSite-Transco in October 2001. In addition, $7.5 million related to a write-off of our investment in Evolution Holdings, Inc., a network services company that ceased operations in the second quarter. Other income (expense) for 2001 also includes $7.0 million related to the write-down of a loan to Concourse Communications, Inc., an affiliate that provides in-building antenna sites primarily in airports and other public sites in New York City.

      Loss from operations of the discontinued network services segment was $12.3 million in the year ended December 31, 2002 compared to income from operations of the discontinued segment of $5.9 million in the year ended December 31, 2001. The loss from operations in 2002 was primarily due to lower revenues, fixed costs that did not decline as revenues did and a more competitive environment for these services that led to lower pricing and restructuring charges. On December 31, 2002, we completed the sale of the network services segment resulting in a loss on disposal of $47.0 million.

      We performed the first of the impairment tests of goodwill required by SFAS 142 by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied fair value. The impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

      As a result of the factors discussed above, net loss was $775.0 million, or $5.03 per share (basic and diluted), for the year ended December 31, 2002, compared to a net loss of $654.8 million, or $4.36 per share (basic and diluted), for the year ended December 31, 2001.

     Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Consolidated revenues for the year ended December 31, 2001 increased to $259.8 million for the year ended December 31, 2001 from $155.1 million for the year ended December 31, 2000. Revenues from site leasing increased to $221.6 million for the year ended December 31, 2001 from $116.5 million for the year ended December 31, 2000, primarily as a result of revenues derived from towers which we acquired or constructed during 2000 and 2001. We owned or operated 7,925 towers at December 31, 2001, as compared to 5,030 towers at December 31, 2000. The remaining factor contributing to the increase is incremental revenue in 2001 for towers that existed as of December 31, 2000 from new co-location tenants.

      Revenues from broadcast services remained relatively flat at $38.2 million for the year ended December 31, 2001 compared to $38.6 million for the year ended December 31, 2000.

      Costs of operations increased to $121.2 million for the year ended December 31, 2001 from $72.9 million for the year ended December 31, 2000. The increase in costs was primarily attributable to operating costs of the communications towers acquired or constructed during 2000 and 2001, acquisitions in 2000 and 2001 and overall growth in operating activities. Costs of operations for site leasing as a percentage of site leasing revenues increased to 41% for the year ended December 31, 2001 from 40% for the year ended December 31, 2000. The increase was primarily due to the addition of new towers and higher tower operating expenses partially offset by increased revenues generated from new co-location tenants on existing towers. As our site leasing operations mature, we expect that additional tenants on a tower will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for broadcast services as a percentage of broadcast services revenues increased to 77% for the year ended December 31, 2001 from 68% for the year ended December 31, 2000. This increase is primarily due to a shift in revenue mix to lower margin tower fabrication revenues.

      Selling, general and administrative expenses increased to $72.4 million for the year ended December 31, 2001 from $51.8 million for the year ended December 31, 2000. The increase is a result of expenses related to additional corporate overhead and field operations to manage and operate the growth of our ongoing operations and acquisition activities. For the year ended December 31, 2001, we recorded non-cash compensation charges of $2.1 million related to the issuance of stock options and restricted shares of common stock to employees. We recorded non-cash compensation charges of $2.6 million in the year ended December 31, 2000 related to stock options and restricted shares of common stock issued to employees. Selling, general and administrative expenses as a percentage of revenues decreased to 28% for the year ended December 31, 2001 from 33% for the year ended December 31, 2000 primarily due to cost reduction efforts implemented in the second quarter of 2001.

      Depreciation and amortization expense increased to $165.3 million for the year ended December 31, 2001 from $78.1 million for the year ended December 31, 2000, primarily as a result of the increased depreciation from towers we have acquired or constructed and amortization of goodwill related to acquisitions.

      In May 2001, we announced the consolidation of our rooftop management operations and recorded a non-recurring charge of $35.8 million. Of this amount, $29.6 million related to the write-off of goodwill, $5.1 million related to the write-down of assets and $1.1 million was related to the costs of employee severance and other costs related to the consolidation of those operations.

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

      In November 2001, we announced that we would reduce our planned new tower construction and acquisition programs for 2002. As a result of the reduced new tower activity, we recorded restructuring charges of $70.3 million. Of this amount, $27.7 million was related to the write-off of work in progress related to sites in development that we terminated, $4.8 million was related to the costs of closing certain offices and $2.8 million was related to the costs of employee severance. In addition, we completed an amendment to our agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment provides for the number of towers to be leased or subleased to be reduced by 300 and for the lease or sublease date on at least 850 towers to be postponed to 2003 and January 2004. In exchange for these modifications, we paid a fee of $35.0 million, which has been included as part of the restructuring charge.

      As a result of the factors discussed above, our loss from operations was $241.7 million for the year ended December 31, 2001, compared to a loss of $47.8 million for the year ended December 31, 2000.

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

      Other income (expense) was a net expense of $223.2 million in the year ended December 31, 2001. Of this amount, $61.8 million related to losses from investments in affiliates accounted for under the equity method, primarily our investment in SpectraSite-Transco Communications, Ltd., $121.9 million related to the write-down of our investment in SpectraSite-Transco and $20.0 million related to the write-off of a loan to SpectraSite-Transco. We completed the sale of our interest in SpectraSite-Transco in October 2001. In addition, $7.5 million related to a write-off of the Company’s investment in Evolution Holdings, Inc., a network services company that ceased operations in the second quarter. Other income (expense) for 2001 also includes $7.0 million related to the write-down of a loan to Concourse Communications, Inc., an affiliate of the Company that provides in-building antenna sites primarily in airports and other public sites in New York City. Other income (expense) was an expense of $8.6 million in the year ended December 31, 2000 primarily due to our 50% equity in the net loss of SpectraSite-Transco.

      Income from operations of the discontinued network services segment increased to $5.9 million in the year ended December 31, 2001 compared to income from operations of discontinued segment of $5.4 million in the year ended December 31, 2000 primarily as a result of increased revenues.

      As a result of the factors discussed above, net loss was $654.8 million, or $4.36 per share (basic and diluted), for the year ended December 31, 2001, compared to a net loss of $157.6 million, or $1.31 per share (basic and diluted), for the year ended December 31, 2000.

Liquidity and Capital Resources

      SpectraSite is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. Our only source of cash to pay our obligations is distributions from Communications.

     Cash Flows

      For the year ended December 31, 2002, cash flows provided by operating activities were $36.3 million as compared to cash flows used in operating activities of $12.1 million in the year ended December 31, 2001. The change is primarily attributable to the $35.0 million fee paid in 2001 to SBC to amend our agreement to acquire leasehold and sub-leasehold interests in wireless communications towers and by increased favorable cash flow generated from earnings before interest, restructuring and non-recurring charges, non-cash compensation charges, depreciation and amortization (“EBITDA”). EBITDA was $122.3 million in 2002 compared to $68.3 million in 2001.

      For the year ended December 31, 2002, cash flows used in investing activities were $70.0 million compared to $984.7 million for the year ended December 31, 2001. In the year ended December 31, 2002, we invested $71.2 million in purchases of property and equipment, primarily related to the acquisition of communications towers. These expenditures were partially offset by the net proceeds from the sale of an investment in an affiliate. In the year ended December 31, 2001, we invested $958.9 million in acquisitions of property and equipment, primarily related to the acquisition of communications towers.

      In the year ended December 31, 2002, cash flows provided by financing activities were $83.1 million, as compared to $475.8 million in the year ended December 31, 2001. The cash provided by financing activities in 2001 and 2002 was primarily attributable to draws on our credit facility.

      Free cash flow (deficit) consists of EBITDA less capital expenditures and cash interest expense. Free cash flow (deficit) is provided because it is a measure commonly used in the communications site industry as a measure of a company’s ability to generate cash from operations. Free cash flow (deficit) is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income or cash flows provided by (used in) operating activities as a measure of performance, cash flows or liquidity. Free cash flow (deficit) is not necessarily comparable with similarly titled measures for other companies. We believe that free cash flow (deficit) can assist in comparing company performance on a consistent basis. Free cash flow (deficit) for the years ended December 31, 2001 and 2002 was calculated as follows.

	2001	2002

	(in thousands)
EBITDA	$68,292	$122,294
Capital expenditures	(958,945)	(71,248)
Cash interest expense	(106,851)	(70,496)

Free cash flow (deficit)	$(997,504)	$(19,450)

      EBITDA for the years ended December 31, 2001 and 2002 was calculated as follows.

Operating income (loss)	$(241,699)	$(96,907)
Depreciation and amortization expense	165,267	189,936
Non-cash compensation charges	2,125	695
Restructuring and non-recurring charges	142,599	28,570

EBITDA	$68,292	$122,294

      Cash interest expense for the years ended December 31, 2001 and 2002 was calculated as follows.

Interest expense	$212,174	$226,536
Amortization of debt issuance costs	(10,113)	(14,321)
Amortization of senior discount notes	(112,089)	(109,371)
Capitalized interest	16,879	1,235
Interest expense on senior notes and senior convertible notes not paid in cash due to chapter 11 filing	—	(33,583)

Cash interest expense	$106,851	$70,496

     Financing Transactions

      In connection with the Plan of Reorganization, we will issue approximately 23.75 million shares of our New Common Stock and warrants to purchase approximately 1.25 million shares of New Common Stock to our bondholders and old stockholders, respectively. The warrants are immediately exercisable. The exercise price for the warrants is $32.00 per share.

      Communications is party to an amended and restated credit facility. In August 2002, Communications amended its credit facility to provide, among other things, for a reduction in the aggregate borrowing capacity from $1.3 billion to $1.085 billion. The credit facility includes a $300.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent (including the absence of a materially adverse effect as defined in the credit agreement and the absence of any defaults). The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007. The credit facility also includes a $335.0 million multiple draw term loan and a $450.0 million term loan that are fully drawn. Communications repaid $0.9 million of the multiple draw term loan and $1.1 million of the term loan on December 31, 2002. Communications has $783.0 million outstanding under the credit facility at December 31, 2002. The remaining $300.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $230 million of available funds under the revolving credit facility as of December 31, 2002 while remaining in compliance with the credit agreement’s covenants.

      With the proceeds of the sale of towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003 leaving a total of $709.5 million outstanding under the credit facility. In addition, the overall loosening of covenants under the August 2002 amendment to the credit facility terminated when SpectraSite emerged from bankruptcy on February 10,

2003. As a result, Communications could borrow approximately $33 million of available funds under the revolving credit facility as of February 11, 2003 while remaining in compliance with the credit agreement’s covenants. The $302.8 million outstanding under the multiple draw term loan must be repaid in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The $406.7 million outstanding under the term loan must be repaid in quarterly installments beginning on June 30, 2007 and ending on September 30, 2007.

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

     Liquidity and Commitments

      We had cash and cash equivalents of $81.0 million at December 31, 2002. We also had $783.0 million outstanding under our credit facility at that date. The remaining $300.0 million under the credit facility was undrawn. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to EBITDA and interest and fixed charge coverage ratios of Communications and its subsidiaries. Under the terms of the credit facility, we could draw approximately $230 million in additional borrowings as of December 31, 2002 while remaining in compliance with these covenants. With the proceeds of the sale of towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003 leaving a total of $709.5 million outstanding under the credit facility. In addition, the overall loosening of covenants under the August 2002 amendment to the credit facility terminated when SpectraSite emerged from chapter 11 on February 10, 2003. As a result, Communications could borrow approximately $33 million of available funds under the revolving credit facility as of February 11, 2003 while remaining in compliance with the credit agreement’s covenants. Additional borrowing within these covenants will become available as our pro forma cash flow increases. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2002 was 5.94%.

      Our ability to fund capital expenditures, make scheduled payments of principal or pay interest on our debt obligations and our ability to refinance any such debt obligations will depend on our future performance, including our ability to generate cash flow from operations, which, to a certain extent, depends on the demand for wireless services, developments in competing technologies and our ability to co-locate new tenants, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. While we have taken steps to reduce our capital commitments, we are contractually obligated to purchase 600 towers from SBC from May 2003 through August 2004. These commitments will require approximately $78 million in each of 2003 and 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations, available cash on hand and anticipated borrowings under our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the foreseeable future. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity. We currently anticipate that in order to pay the principal of our outstanding credit facility upon a change of control, as defined, we will be required to adopt one or more alternatives, such as refinancing our credit facility or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

      The following table provides a summary of our material debt, lease and other contractual commitments as of December 31, 2002.

	Payments Due by Period ($ thousands)

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt (1)	$782,955	$2,244	$93,540	$687,171	$—
Capital Lease Payments (2)	19,236	2,001	3,452	3,183	10,600
Operating Leases Payments	318,322	66,320	109,180	50,815	92,007
SBC Tower Commitment (3)	156,000	78,000	78,000	—	—

Total Contractual Cash Obligations	$1,276,513	$148,565	$284,172	$741,169	$102,607

(1)	On February 11, 2003, we repaid $73.5 million of long-term debt, which was applied to payments due in the order of the most current maturities.

(2)	On January 31, 2003, we exercised our purchase option under the lease for our corporate headquarters. This lease had been accounted for as a capital lease. This purchase reduced our future capital lease payments by $18.0 million.

(3)	Based on the estimated average purchase price of towers to be acquired from SBC.

      In addition, we had standby letters of credit of $6.3 million and performance bonds of $14.6 million outstanding at December 31, 2002, most of which expire within one year.

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

     Revenue Recognition

      Site leasing revenues are recognized when earned based on lease agreements. Rental increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease.

      Broadcast services revenues related to construction activities are derived from service contracts with customers that provide for billing on a time and materials or fixed price basis. For time and material contracts, revenues are recognized as services are performed. For fixed price contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Allowance for Uncollectible Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware that a specific customer’s ability to meet its financial obligations to us is in question (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount we reasonably believe will be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in one or more significant customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

     Property and Equipment

      Towers built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

     Goodwill

      The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Through December 31, 2001, goodwill was amortized over 15 years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. On an ongoing basis, we assess the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. We estimate future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

     Impairment of Long-lived Assets

      Long-lived assets, such as property and equipment, goodwill and purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives is evaluated using the guidance provided by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

     Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $464.7 million as of December 31, 2002, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating losses carryforwards, before they expire.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. Application of the new rules is expected to result in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of adoption that will reduce net income and stockholders’ equity (deficit) by $12.2 million.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will generally be classified as part of other income (expense) on the Company’s consolidated statement of operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The Company does not expect SFAS 148 to have a material effect on its financial condition, results of operations or cash flows.

Inflation

      Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

      We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of December 31, 2002.

      As of December 31, 2002, we had $783.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 5.94%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $7.8 million in 2002.

      In addition, we had $1.8 billion of liabilities subject to compromise, which were converted to New Common Stock on February 10, 2003 as part of our chapter 11 filing and emergence. Prior to our chapter 11 filing, these obligations had an average fixed interest rate of 11.30%

Item 8. Consolidated Financial Statements and Supplementary Data

      The financial statements and related financial information required by this Item are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers

      The following information regarding Directors, their occupations, employment history and directorships in certain companies is as reported by the respective nominees.

Directors

      Stephen H. Clark, 58, is President, Chief Executive Officer and Chairman of the Board of Directors of SpectraSite. He has been a director of SpectraSite since its formation in May 1997 and Chairman since September 2002. Mr. Clark has 23 years of general management experience in high growth companies in the communications, technology and manufacturing sectors.

      Paul M. Albert, Jr., 60, has been a director of SpectraSite since February 2003. Mr. Albert is a corporate director, a finance and capital markets consultant primarily engaged in educating bankers at global financial institutions, and a private investor. He has been a director of DigitalGlobe, Inc. since April 1999 and prior to the sale of the companies was a director of CAI Wireless Systems from December 1998 to August 1999 and Teletrac Inc. from December 1999 to April 2001. In his capacity as a corporate director he has served on audit, compensation, finance, and governance committees, usually as committee chairman, and is a director of the New York Chapter of the National Association of Corporate Directors. From 1970 to 1996 he was an investment banker, holding senior officer positions at Morgan Stanley & Co. and Prudential Securities. He earned degrees at Princeton University and Columbia University Graduate School of Business and has taught at Columbia, Cornell and Baruch Business Schools.

      Gary S. Howard, 52, has been a director of SpectraSite since February 2003. Mr. Howard has been Executive Vice President, Chief Operating Officer and a director of Liberty Media, Inc. since July 1998. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999. Previously, Mr. Howard served as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc., President and Chief Executive Officer of TCI Ventures Group, LLC and President of Liberty Satellite and Technology. Mr. Howard is also a director of Ascent Media, Liberty Satellite & Technology, Inc., UnitedGlobalCom, Inc., and On Command Corporation. Mr. Howard serves as Chairman of the Board of Liberty Satellite & Technology, Inc. and On Command Corporation.

      Robert Katz, 36, has been a director of SpectraSite since February 2003. Mr. Katz has been associated with Apollo Management, L.P. since 1990. Mr. Katz is also a director of Vail Resorts, Inc.

      Richard Masson, 44, has been a director of SpectraSite since February 2003. Mr. Masson is a Principal and co-founder of Oaktree Capital Management, LLC, an investment advisory firm with over $25 billion of assets under management. He serves as co-Head of Research for their distressed securities funds. Prior to that, Mr. Masson was a partner in TCW Special Credits at The TCW Group, Inc.

Executive Officers

      Information regarding the executive officers of SpectraSite that are not directors is set forth below. Executive officers of SpectraSite are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified.

      Timothy G. Biltz, 44, is Chief Operating Officer. Prior to joining SpectraSite in August 1999, Mr. Biltz spent 10 years at Vanguard Cellular Systems, Inc., most recently as Executive Vice President and Chief Operating Officer. He joined Vanguard in 1989 as Vice President of Marketing and Operations and was Executive Vice President and President of U.S. Wireless Operations from November 1996 until May 1998 when he became Chief Operating Officer. Mr. Biltz was instrumental in Vanguard’s development from an initial start-up to an enterprise with over 800,000 subscribers.

      David P. Tomick, 51, is Executive Vice President and Chief Financial Officer. Mr. Tomick joined SpectraSite in 1997. From 1994 to 1997, Mr. Tomick was Chief Financial Officer of Masada Security, Inc., a company engaged in the security monitoring business. From 1988 to 1994, he was Vice President—Finance of Falcon Cable TV, a multiple system operator of cable television systems, where he was responsible for debt management, mergers and acquisitions, equity origination and investor relations. Prior to 1988, he managed a team of corporate finance professionals focusing on the communications industry for The First National Bank of Chicago. Mr. Tomick holds an MBA from the Kellogg Graduate School of Management at Northwestern University.

      Dale A. Carey, 38, is President of the Company’s Leasing Division. Mr. Carey joined SpectraSite as Senior Vice President of Services and Operations in February 2000 and assumed his current position in May 2002. Prior to joining SpectraSite, Mr. Carey served as the Regional Vice President and General Manager for the Pennsylvania Super System of Vanguard Cellular Systems. Mr. Carey holds a B.A. in Urban Planning and Real Estate Development from Temple University.

      Thomas A. Prestwood, Jr., 50, is President of the Company’s Broadcast Division. Mr. Prestwood joined SpectraSite in November 2001. Mr. Prestwood has over 15 years of senior management experience and executive level work in the telecommunications industry, most recently as Regional Vice President for Telecorp PCS. Prior to joining Telecorp, Mr. Prestwood served as an Executive Vice President for Highland Holdings and a Market Director for AT&T Wireless Services. Mr. Prestwood was a Senior Vice President at Vanguard Cellular Systems, Inc. from 1990 until the company was acquired by AT&T Wireless in 1999.

      Gabriela Gonzalez, 41, is Senior Vice President and Controller. Prior to joining SpectraSite in April 2000, Ms. Gonzalez served as Controller for Commercial Operations for GlaxoWellcome (now GlaxoSmithKline). Before joining GlaxoWellcome in 1998, Ms. Gonzalez served as Controller for Alyeska Pipeline, the operator of the TransAlaskan Pipeline. Ms. Gonzalez holds an undergraduate degree in accounting from Montana State University and is a Certified Public Accountant in Alaska and North Carolina.

      John H. Lynch, 45, is Vice President, General Counsel and Secretary. Prior to joining SpectraSite in August 1999, Mr. Lynch served as General Counsel for Qualex Inc., the wholly owned photofinishing subsidiary of Eastman Kodak Company. Before joining Qualex in 1989, Mr. Lynch practiced corporate and real estate law in the Atlanta, Georgia offices of Wildman, Harrold, Allen, Dixon and Branch. Mr. Lynch holds a B.A. in Economics and English from Ohio Wesleyan University, an M.B.A. from Ohio State University, and a J.D. from Ohio State University.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based upon a review of forms submitted to SpectraSite during and with respect to the year ended December 31, 2002, all executive officers, directors and 10% beneficial owners filed reports pursuant to Section 16 (a) of the Exchange Act on a timely basis.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

      The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of SpectraSite to its Chief Executive Officer and four other most highly compensated executive officers for the years ended December 31, 2000, 2001 and 2002.

					Long Term
	Annual Compensation				Compensation Awards

						Number of
						Securities
						Underlying	All Other
Name and				Other	Restricted	Options/	Compensation
Principal Position	Year	Salary($)	Bonus($)	Annual($)(b)	Stock($)	SARs(#)(c)	($)(d)

Stephen H. Clark	2002	375,000	367,500	—	—	—	5,500
Chief Executive Officer	2001	375,000	300,000	—	—	245,250	4,884
	2000	323,077	325,000	—	—	500,000	4,398
Timothy G. Biltz	2002	300,000	294,000	—	—	—	5,500
Chief Operating Officer	2001	300,284	270,000	—	—	140,000	5,100
	2000	260,000	200,000	—	—	300,000	5,100
David P. Tomick	2002	235,000	230,300	—	—	—	5,500
Chief Financial Officer	2001	228,654	89,725	—	—	113,973	5,250
	2000	219,615	77,150	—	—	100,000	5,100
Dale A. Carey(a)	2002	209,423	102,255	—	—	—	5,500
President, Leasing	2001	202,500	90,839	—	—	75,000	3,175
	2000	146,058	53,885	15,214	—	150,400	26,059
Thomas A. Prestwood, Jr.(a)	2002	204,750	97,500	—	—	—	5,000
President, Broadcast	2001	15,000	50,000	—	—	150,000	—

(a)	Mr. Carey joined SpectraSite in February 2000. Mr. Prestwood joined SpectraSite in November 2001.

(b)	The amount indicated for Mr. Carey in 2000 reflects tax gross ups on relocation expenses.

(c)	All options were terminated on February 10, 2003 under the Plan of Reorganization without consideration.

(d)	Amounts reported are SpectraSite’s contribution under its 401(k) plan, except the amount reported for Mr. Carey in 2000. The amount reported for Mr. Carey in 2000 includes SpectraSite’s contribution under its 401(k) plan of $2,229 and a relocation reimbursement of $23,830.

Options/ SAR Grants in Last Fiscal Year

      There were no stock option grants to the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2002.

Aggregated Options/ SAR Exercises and Value in Last Fiscal Year

      The table below provides information as to the exercise of options during the fiscal year ended December 31, 2002 and the number and value of unexercised options held by the executive officers named in the Summary Compensation Table above as of December 31, 2002.

Aggregated Option/ SAR Exercises in Last Fiscal Year

and Year-End Option/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
	Number of		Options/SARs at Fiscal		Money Options/SARs at
	Shares		Year-End (#)(a)		Fiscal Year-End ($)(a)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen H. Clark	—	—	843,813	627,687	—	—
Timothy G. Biltz	—	—	485,000	355,000	—	—
David P. Tomick	—	—	292,108	197,730	—	—
Dale A. Carey	—	—	93,950	131,450	—	—
Thomas A. Prestwood, Jr.	—	—	37,500	112,500	—	—

(a)	All options were terminated on February 10, 2003 under the Plan of Reorganization without consideration.

Employment Agreements

      SpectraSite has entered into employment agreements with each of Messrs. Clark, Tomick and Biltz, effective as of February 10, 2003. The initial term of the employment agreements is three years, with automatic one-year renewals unless either party gives written notice of nonrenewal at least six months prior to the end of the term. The annual base salaries for Messrs. Clark, Tomick, and Biltz are determined pursuant to their respective employment agreements, and they are each eligible to receive annual bonuses in amounts to be determined based on SpectraSite’s achievement of annual financial targets established by the Board of Directors of SpectraSite. In connection with SpectraSite’s emergence from chapter 11 bankruptcy, Messrs. Clark and Tomick also received cash bonuses on February 10, 2003, in the amounts of $2,800,000 and $1,120,000, respectively. If their employment is terminated as a result of their death or disability or is terminated by SpectraSite without cause, or if they resign without good reason during the thirteenth month following a change in control (as defined in the employment agreements), Messrs. Clark, Tomick, and Biltz will be entitled to receive continued salary, average annual bonus and benefits for a period of 24 months following the termination, provided that this period shall be extended to 36 months if they are terminated by SpectraSite without cause or if they resign with good reason during the 24-month period following a change in control.

      Messrs. Clark, Tomick, and Biltz have agreed that for a period of 24 months following the termination of their employment with SpectraSite they generally will not:

•	engage in, or own any interest in or perform any services for any business which engages in, competition with SpectraSite;

•	solicit management employees of SpectraSite or otherwise interfere with the employment relationship between SpectraSite and its employees; or

•	hire, engage or in any manner be associated with any supplier, contractor or entity with a business relationship with SpectraSite, if such action would have a material adverse effect on SpectraSite.

      In connection with their employment agreements, Messrs. Clark, Tomick, and Biltz were granted options to purchase 763,889, 277,778 and 486,111 shares of New Common Stock, respectively. The exercise prices of these options are $29.82, $30.18 and $26.15, respectively. The options were vested 20% on March 12, 2003 and, subject to the optionee’s continued employment with SpectraSite, 50% will vest ratably on a monthly basis during the next 36 months, and 30% will vest on March 12, 2009, or earlier if the Company achieves annual financial targets determined by the Board of Directors of SpectraSite.

Severance Plans

      Messrs. Carey and Prestwood participate in SpectraSite’s Executive Severance Plan B. This plan generally provides that, upon termination of a participant’s employment by SpectraSite other than for cause or by the participant for good reason (which includes any termination by a participant during the thirteenth month following a change in control), the participant will be entitled to continued payments of base salary and target bonus, as well as continued benefits, during the 18 months following termination if the participant then has five or more years experience in current or equivalent employment positions, and 12 months following termination if the participant has less than five years of such experience. In the event of termination resulting from a change in control or in the two-year period following a change in control, the periods referred to above shall be increased to 24 months. For this purpose, a change of control occurs upon (i) the acquisition, other than by the principal stockholders of SpectraSite, of more than 35% of the total combined voting power of SpectraSite’s outstanding securities and such principal stockholders own a lesser percentage of the voting power of SpectraSite’s outstanding securities than such acquiring person and cease to have the ability to elect or designate for election a majority of SpectraSite’s Board of Directors; (ii) a change in the composition of the Board of Directors of SpectraSite during any two-year period that results in the current directors (or those directors approved by the Board of Directors) ceasing to constitute a majority of the directors; (iii) a merger or consolidation of SpectraSite with another entity unless the Company’s outstanding voting securities are exchanged for consideration including securities representing a majority of the voting power of the surviving corporation; or (iv) a sale of all or substantially all of SpectraSite’s assets other than to the principal stockholders of SpectraSite or persons controlled by such stockholders.

2003 Equity Incentive Plan

      On March 12, 2003, subject to execution of definitive documentation, options for 2,706,666 shares of New Common Stock were issued under the Equity Incentive Plan, each having an exercise price of $26.15 per share, except for the options granted to Messrs. Clark and Tomick, whose options have an exercise price of $29.82 and $30.18, respectively. As of that date, approximately 293,334 shares of New Common Stock were available for future grants.

      The following is a discussion of other features of the Plan.

      Purpose of Plan. The nature and purpose of the Plan is to use performance-based grants of long-term, equity-based incentives in the form of stock options and other equity based awards in order to link total compensation for management and key employees to SpectraSite’s performance and stock price appreciation and to allow SpectraSite to remain competitive and to retain top performing employees over time. The Plan also permits awards to directors.

      Plan Administration. The Plan is administered by the Compensation Committee of the Board of Directors of SpectraSite. The Compensation Committee has sole discretion, subject to the terms of the Plan, to determine the amounts and types of awards to be made, set the terms, conditions and limitations applicable to each award, and prescribe the form of the instruments embodying any award. The Board of Directors or the Compensation Committee may delegate to another committee of the Board of Directors the authority to grant awards to certain persons and the Compensation Committee may generally delegate the authority to act on its behalf to certain officers of SpectraSite.

      Eligibility. Awards may be granted under the Plan to any director, officer or other employee of SpectraSite and its subsidiaries, and any individual providing services as a consultant, advisor or otherwise as an independent contractor to SpectraSite and its subsidiaries.

      Vesting and Exercise of Options. Options become exercisable as set forth in a participant’s award agreement.

      Payment for Options. The exercise price of any stock option awarded under the Plan will be determined by the Compensation Committee. Participants may exercise an option by making payment in any manner specified by the Compensation Committee.

      Restricted Stock. The Compensation Committee may authorize awards of restricted stock, including performance-based restricted stock. Awards of restricted stock may be made for no consideration, or for an amount as is determined by the Compensation Committee. Restricted stock is common stock that generally is non-transferable and is subject to other restrictions determined by the Compensation Committee for a specified period. Unless the Compensation Committee determines otherwise, or specifies otherwise in an award agreement, if the participant terminates employment during the restricted period, then any unvested restricted stock will be forfeited. To date, no shares of restricted stock have been awarded under the Plan.

      Other Awards Under the Plan. The Compensation Committee may grant other types of equity-based awards such as stock appreciation rights, deferred stock, dividend equivalents and performance-based awards. Such awards and awards of restricted stock may be subject to attainment of preestablished performance goals based on, EBITDA, revenue, net income, operating income, cash plan, return on assets, return on equity, return on capital or total shareholder return.

      Estimate of Benefits. The number and terms of stock options and other awards that will be granted to officers and other employees under the Plan in the future is subject to the discretion of the Compensation Committee and is not currently determinable.

      Federal Income Tax Consequences of Options. The grant of a stock option under the Plan will generally not have any immediate effect on the federal income tax liability of SpectraSite or the participant. If the Compensation Committee grants a non-qualified stock option, then the participant will recognize ordinary income at the time he or she exercises the option in an amount equal to the difference between the fair market value of the common stock at the time of its exercise and the exercise price, and SpectraSite will receive a deduction for the same amount.

      If the Compensation Committee grants an incentive stock option, the participant generally will not recognize any taxable income at the time he or she exercises the incentive stock option, but will recognize income at the time he or she sells the common stock acquired by exercise of the incentive stock option. Upon sale of the common stock acquired upon exercise of the incentive stock option, the employee will recognize income equal to the difference between the exercise price and the amount received upon sale, and such income generally will be eligible for capital gain treatment. SpectraSite generally is not entitled to an income tax deduction in connection with an incentive stock option. However, if the employee sells the common stock either within two years of the date of the grant, or within one year of the date of the exercise of the incentive stock option, then the option is treated for federal income tax purposes as if it were a non-qualified stock option; the income recognized by the employee will not be eligible for capital gain treatment and SpectraSite will be entitled to a federal income tax deduction equal to the amount of income recognized by the employee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The table below sets forth, as of March 14, 2003, information with respect to the beneficial ownership of SpectraSite’s New Common Stock by:

•	each of the current directors and executive officers included in the Summary Compensation Table, individually;

•	each person who is known to be the beneficial owner of more than 5% of any class or series of capital stock; and

•	all directors and executive officers as a group.

      The amounts and percentages of New Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

	Number of Shares	Percentage of
Name of Beneficial Owner	Beneficially Owned	Total Voting Power

Stephen H. Clark(a)	177,571	*
Timothy G. Biltz(b)	110,725	*
David P. Tomick(c)	65,229	*
Dale A. Carey(d)	36,065	*
Thomas A. Prestwood, Jr.(e)	17,083	*
Paul M. Albert, Jr.(f)	1,222	*
Gary S. Howard(f)	1,222	*
Robert Katz(f)(g)	1,222	*
Richard Masson(f)(h)	4,834,359	20.5
Funds affiliated with Apollo Management V, L.P.(g)	5,575,809	23.6
Funds affiliated with Oaktree Capital Management, LLC(f)(h)	4,834,359	20.5
Capital Research and Management Company(i)	3,320,693	14.1
All current directors and executive officers as a group (11 persons)(j)	5,264,958	21.9

*	Less than 1%.

(a)	Includes 173,997 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days. Also includes 3,574 shares of New Common Stock issuable upon the exercise of outstanding warrants exercisable within 60 days.

(b)	Includes 110,725 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(c)	Includes 63,272 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days. Also includes 1,957 shares of New Common Stock issuable upon the exercise of outstanding warrants exercisable within 60 days, of which 602 are held by the Tomick Family Trust.

(d)	Includes 36,065 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(e)	Includes 17,083 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(f)	Includes 1,222 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(g)	With respect to Apollo Management V, L.P., includes 5,575,809 shares held by AP Towers, LLC. Mr. Katz is associated with Apollo but does not beneficially own any of the shares held by Apollo. The business address for Mr. Katz and Apollo is 1301 Avenue of the Americas, New York, New York, 10019.

(h)	Includes 3,195,905 shares held by OCM Opportunities Fund IV, L.P. and 1,637,232 shares held by OCM Opportunities Fund IVb, L.P. Each of the funds is affiliated with Oaktree Capital Management. Mr. Masson in a Principal of Oaktree and disclaims beneficial ownership of the shares held by Oaktree. The business address for Mr. Masson and the Oaktree funds is 333 S. Grand Avenue, 28th floor, Los Angeles, California, 90071.

(i)	Capital Research and Management Company is the beneficial owner of New Common Stock, arising from the beneficial ownership by certain investment companies, including 1,270,664 shares owned by American High-Income Trust, registered under the Investment Company Act of 1940, which is advised by Capital Research and Management, a registered investment adviser. Such shares are held by American High-Income Trust and other funds, in their capacity as investment companies and are beneficially held by Capital Research and Management as an investment adviser. American High-Income Trust and the other funds have sole voting power over the shares and Capital Research and Management has sole dispositive power over the shares. The business address for Capital Research and Management is 333 S. Hope St., 55th Floor, Los Angeles, California, 90071.

(j)	Includes 426,276 shares of New Common Stock issuable upon the exercise of outstanding options exercisable within 60 days and 5,545 shares of New Common Stock issuable upon the exercise of outstanding warrants exercisable within 60 days.

Equity Compensation Plans

      In connection with the Plan of Reorganization, all outstanding awards under the Company’s compensation plans were terminated without consideration. The following table sets forth information with respect to compensation plans under which the New Common Stock is authorized for issuance as of March 14, 2003, subject to execution of definitive documentation.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column)

Equity compensation plans approved by security holders(a)	2,706,666	$27.60	293,334
Equity compensation plans not approved by security holders	—		—

Total	2,706,666	$27.60	293,334

(a)	Includes SpectraSite’s 2003 Equity Incentive Plan that was approved in connection with the Plan of Reorganization.

Item 13. Certain Relationships and Related Transactions

Agreements With SBC

      On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 down to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable by us, at our option, in the form of cash or shares of our common stock. The maximum amount potentially payable by us to satisfy the adjustment payment was approximately 10.8 million shares of common stock or $139.8 million in cash. We and SBC entered into a Lease and Sublease Agreement pursuant to which we manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, we had agreed to build towers for Cingular, an affiliate of SBC, through 2005, under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

      On November 14, 2001, we completed an amendment to the SBC agreements. This amendment reduced the maximum number of towers that we are committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, we will receive all new co-location revenue on the towers remaining to be subleased after February 25, 2002.

      On November 14, 2002, we completed a further amendment to the SBC agreements. This amendment further reduced the maximum number of towers that we are committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, we sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that we are committed to lease or sublease.

      From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers. Under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004. In the year ended December 31, 2002, we subleased 41 towers, for which we paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

      As of December 31, 2002, we have issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC agreements. As part of the Plan of Reorganization, on February 10, 2003 we issued SBC 12.1 million shares of Old Common Stock in full satisfaction of any obligation to issue SBC further stock or make any further adjustment payment. Of the 12.1 million shares, we issued 7.5 million shares of Old Common Stock in connection with the adjustment payment described above on shares issued through December 31, 2002 and 4.7 million shares of Old Common Stock as an advance payment on the purchase of the remaining 600 towers. All of these shares of Old Common Stock were exchanged for new warrants under the Plan of Reorganization. As a result, at all future closings with SBC, the stock portion of the payment for each site has been paid in full.

      The following is a summary of the material terms of the SBC Agreements:

      Agreement to Sublease. Under the agreement to sublease between SBC, SpectraSite and Southern Towers, Inc., as amended, the Company’s subsidiary, Southern Towers, has the right to lease, sublease, contract, operate, market and manage up to 3,306 tower sites owned or leased by SBC, including the right to co-locate tenants on the towers.

      The Company pays to SBC at the inception of each lease all applicable lease payments for the site leased or subleased by it under the sublease. Under the site marketing agreement, the Company is allowed to co-locate new tenants on substantially all of the 3,306 communications towers before the Company subleases them from SBC. Prior to February 26, 2002 the Company was entitled to receive 20% of the third-party rent received as a result of any co-location of a third party by the Company until the time that it subleased the site and 100% of such third party rent thereafter. Commencing February 26, 2002, the Company receives 100% of all such third-party rent. In the event that the Company does not consummate the closing of the sublease for the site for any reason other than its default or its exclusion of such site, the Company is entitled to retain 20% of the third-party rent for the applicable term of the third-party co-location agreement and the Company will pay SBC the 80% balance of the third-party rent collected by the Company since February 26, 2002, together with 8.5% interest per annum.

      Lease and Sublease Agreement. Under the terms of the sublease, SBC leases or subleases to the Company the land, tower and improvements at each site, and the Company leases back to SBC the space reserved by it for use in its telecommunications business, subject to the rights of third parties under existing subleases and co-location agreements.

      The Company remits to SBC, at the commencement of the lease with respect to each site, all lease payments due for the subleased property as described in the agreement to sublease and may also pay additional amounts for alterations to the subleased property made by SBC at the Company’s request.

      The Company is entitled to use the subleased property at each site for operating, managing, maintaining and marketing the tower and improvements at the site, including the leasing of space to co-location tenants. SBC currently pays the Company a monthly fee per tower for its reserved space of $1,544 per site, subject to an annual increase of the lesser of 5% and changes in the consumer price index plus 4%. After 10 years, the monthly fee for a site will be reset to 90% of the agreed upon market rate if it is then above that market rate. After the tenth anniversary of the applicable site commencement date, the monthly fee is subject to an annual increase based on changes in the consumer price index or, in the case of sites as to which the monthly fee has been reset to 90% of the market rate, based on the then current market rate of increase for comparable properties.

      The Company has agreed to pay directly to the applicable ground lessor the ground rent relating to each site that is leased by the Company from SBC. In addition, the Company has agreed to sublease, on commercially reasonable terms, available space on the towers to parties who have existing co-location agreements with SBC, and the Company will receive all rents and other economic benefits from those subleases.

      The average term of the sublease for all sites was approximately 27 years from inception of the transaction, assuming renewals or extensions of the underlying ground leases for the sites. SBC will be obligated to exercise all renewal options contained in the ground leases of the sites, subject to certain limited exceptions. The Company will be responsible for negotiating and obtaining ground lease extensions or renewals that are not provided for in the ground leases.

      Under the sublease, SBC leases back its reserved space at each site. The reserved space generally consists of the portion of the site, including space on the tower, in use by SBC on the date the site becomes subject to the sublease. Although SBC has the right, without increasing the related leaseback charge, to expand the reserved space on up to 300 towers by utilizing up to an additional 15% of the total tower loading on the applicable tower for new or additional communications equipment, in no event may the SBC equipment, both new and existing, occupy more than two platforms on any of those towers. SBC also has the right to expand the reserved space on towers in excess of 300 towers so long as SBC pays the Company an additional monthly charge of $100 per additional antenna, or the space equivalent of one additional antenna, not to exceed $1,600 per month in the aggregate per additional platform. If SBC locates any additional equipment, except for microwave dishes and related equipment, on a platform that is not already occupied by SBC’s communications equipment, SBC’s additional monthly charge for that additional platform will not be less than $1,200. The additional charge incurred as a result of SBC’s expansion of its communication equipment on towers beyond 300 towers will increase 5% per year until 10 years after the applicable site became subject to the sublease, and will increase thereafter in the same manner as the basic monthly fees payable by SBC.

      Subject to the conditions described in the sublease, SBC also has the right to substitute other available space on the tower for the reserved space, and a right of first refusal as to available space that the Company intends to sublease to a third party. For the first 300 times SBC exercises its right of first refusal, SBC is required to pay the Company rent for the applicable space equal to the lesser of the rent that would have been charged to the proposed third-party and a rent that is proportional to the monthly fee under the sublease. After the first 300 times that SBC exercises its right of first refusal, SBC is required to pay the Company rent for the applicable space equal to the rent that would have been charged to the third-party.

      On the tenth anniversary of the commencement date of the sublease with respect to a site, and thereafter on each fifth-year anniversary of the tenth anniversary date, SBC has the right, subject to certain notice requirements, to withdraw from the reserved space at such site. In that case, SBC’s rights with respect to the withdrawn reserved space will terminate, SBC will no longer be responsible for the related monthly charges and the withdrawn reserved space will become part of the Company’s subleased property.

      The Company will have the option to purchase the sites subject to the sublease upon the expiration of the sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers subleased to date was approximately $219.3 million as of December 31, 2002 and will accrete at a rate of 10% per year to the applicable expiration of the sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which monthly fee shall be subject to an annual increase based on changes in the consumer price index.

      The sublease may be terminated by each party in the event of certain breaches by the other party, including failure to make required payments under the sublease in a timely manner, breaches of covenants in the sublease, breaches of representations and warranties, and insolvency. SBC may terminate the sublease as to a site following a breach and failure to cure relating to that site. SBC may terminate the entire sublease upon the occurrence of unwaived defaults by the Company in respect of more than 50 sites during any consecutive five-year period. Holders of collateral assignments, mortgages and similar security instruments encumbering the Company’s interest under the sublease will have rights to cure the Company’s defaults and may, under certain circumstances, replace the Company as a party under the sublease.

      The Company may terminate the sublease as to a site following breach and failure to cure by SBC relating to that site. The Company may terminate the entire sublease upon the insolvency of SBC. Upon a termination by the Company, SBC is obligated to refund to the Company the portion of its prepaid rent allocable to the applicable site for the period after the effective date of the termination.

      The sublease contains restrictions on the Company’s ability to transfer its interest in the subleased sites. SBC has the right to transfer its interest in the sites on a site-by-site basis in connection with a sale or transfer of all or a portion of SBC’s wireless business and is entitled, under certain circumstances, to be released from its obligations with respect to a transferred site.

      Subject to certain conditions and exceptions described in the sublease, the Company has agreed to indemnify SBC in the event that as a result of certain actions or failures by the Company, SBC is unable to claim or obtain certain federal income tax depreciation deductions and interest deductions arising from the characterization of the Company’s lease payments to SBC as a loan, or is required to include any unanticipated item in income. Additionally, subject to certain exceptions, the Company has agreed to indemnify SBC from and against any taxes and related charges, other than income taxes, imposed with respect to the subleased property and certain actions relating thereto.

      The sublease by its terms is subordinate to existing and future mortgages on the subleased property. However, this subordination is conditioned on the delivery by the mortgagee of a non-disturbance, subordination and attornment agreement which provides that the mortgagee will recognize the Company’s rights under the sublease, including the Company’s purchase option, and that in the event of a foreclosure of a mortgage, mortgagee will not disturb the Company’s possession of the subleased property so long as no event of default has occurred and is continuing under the sublease.

Agreements with Nextel

      On April 20, 1999, we acquired 2,000 communications towers from affiliates of Nextel Communications, Inc. (collectively, “Nextel”) in a merger transaction. All the sites were then leased back to Nextel under a master site lease agreement. In addition, in connection with this transaction, Nextel agreed, pursuant to a master site commitment agreement, to offer SpectraSite certain exclusive opportunities relating to the construction or purchase of additional sites. Some of these sites have been or will be leased to Nextel Partners Operating Corp. instead of Nextel. Nextel Partners, Inc., the parent of Nextel Partners Operating Corp., is an entity in which Nextel has a minority equity interest. The following is a summary of the material terms of these agreements.

      Master Site Commitment Agreement. SpectraSite and Nextel entered into a master site commitment agreement under which Nextel will offer SpectraSite certain exclusive opportunities, under specified terms and conditions, relating to the construction or purchase of, or co-location on, 1,700 additional communications sites. Since that time, the number of communications sites subject to the Nextel agreement has been increased to 2,111. These sites are then leased under the terms of a master site lease agreement (discussed below). The master site commitment agreement terminates on the earlier of April 20, 2004 or the date on which the number of sites purchased or constructed or made available for co-location under the master site commitment agreement equals or exceeds 2,111. The master site commitment agreement also gives SpectraSite a right of first refusal to acquire any towers that Nextel or certain affiliates desire to sell.

      Either SpectraSite or Nextel may terminate the agreement by written notice, under certain conditions.

      SpectraSite may terminate the agreement if:

•	Nextel or one of its subsidiaries that transferred assets to SpectraSite becomes insolvent, or is unable to pay its debts as they become due; or

•	Nextel or a transferring subsidiary is liquidated, voluntarily or involuntarily, or a receiver or liquidator is appointed for that entity.

      Nextel may terminate the agreement if:

•	either SpectraSite or its subsidiary holding the Nextel towers becomes insolvent, or is unable to pay its debts as they become due;

•	either SpectraSite or such subsidiary is liquidated, voluntarily or involuntarily, or a receiver or liquidator is appointed for such entity; or

•	at or after the end of any calendar year, Nextel has exercised its rights to recover a penalty payment, as specified in the agreement, because, for more than 10% of the total number of towers required to be developed by SpectraSite during each year, SpectraSite has failed to complete development of new towers during the allotted time period.

      Either SpectraSite or Nextel may terminate the agreement if the other party is in breach of an obligation to pay money or in breach of a material nonmonetary obligation, if the breach is neither waived nor cured.

      In 2000, the Company acquired 479 wireless communications towers from Nextel for a total purchase price of $86.9 million in cash under this agreement. In 2001, the Company acquired 192 wireless communication towers from Nextel for a total purchase price of $33.7 million in cash under this agreement. In 2002, the number of sites purchased or constructed or made available for co-location under the master site commitment agreement reached 2,111, and the agreement terminated.

      Master Site Lease Agreement. SpectraSite and Nextel entered into a master site lease agreement in April 1999, and SpectraSite and Nextel Partners entered into a master site lease agreement in January 2000. Under these agreements, SpectraSite has agreed to lease to Nextel and Nextel Partners space on wireless communications towers or other transmission space:

•	at the sites transferred to SpectraSite as part of the Nextel tower acquisition;

•	at the sites subsequently constructed or acquired by SpectraSite under the master site commitment agreement; or

•	at other sites and related wireless communications towers or transmission space owned, leased or licensed by SpectraSite.

      The Nextel master site lease agreement and the Nextel Partners master site lease agreement will be supplemented from time to time to provide for the lease of space on certain additional communications towers or other transmission space at sites owned, constructed or acquired by SpectraSite. Nextel and Nextel Partners have a right of first refusal with respect to the sale of any sites acquired by SpectraSite as part of the Nextel tower acquisition or constructed or acquired by SpectraSite under the master site commitment agreement.

      The Nextel master site lease agreement and the Nextel Partners master site lease agreement provide that within 15 days of the commencement of the lease of a given site, and on the first day of each month thereafter for the term of the lease, a rental payment of $1,600 per month will be due on each tower which SpectraSite leases to any of the tenants who are parties to the agreement. Monthly payments will be adjusted for partial months when appropriate. On each annual anniversary of a given lease’s commencement, the rent owed under the lease will increase by 3%.

      Other rental provisions include:

•	an option for tenants to lease additional space, if available, on sites where the tenant already leases space; and

•	a right allowing tenants to install, at their sole option and expense and only when additional capacity exists at the rental site, microwave antennae of various sizes and other equipment at additional rental rates delineated in the agreement.

      These provisions are subject to the same annual 3% rate increase as the base rent.

      The agreement further provides that each tenant is responsible for any portion of personal property taxes assessed on any site and directly attributable to the tenant’s property, franchise and similar taxes imposed on the tenant’s business and sales tax imposed upon payment or receipt of rents payable under the agreement. The Company is responsible for all other taxes. Additionally, the agreement provides that the Company will be responsible for certain types of insurance and each tenant is responsible for other types of insurance.

      The term of each lease contracted under the agreement is at least five years, with a right to extend for five successive five-year periods. In some cases, the initial lease term will be six, seven or eight years. The lease is automatically renewed unless the tenant submits notification of its intent to terminate the lease, when its current term expires, prior to such expiration. The tenant has the right to trade the term of any given site for the term of any other site, upon written notice to the Company. However, such a trade is limited to one time per site per term.

      A tenant may terminate a lease for any site, at its sole discretion, without further liability to the Company, with 30 days prior written notice, if:

•	the tenant uses reasonable efforts and fails to obtain or maintain any license, permit or other approval necessary for operation of its communications equipment; or

•	the tenant is unable to use the tower due to FCC action that is not a result of any action by the tenant.

      If the other party breaches a nonmonetary obligation, either party may terminate a lease for any site with 60 days prior written notice, subject to certain cure provisions. Either party may terminate a lease for any site with 10 days prior written notice, if the other party breaches a monetary obligation and that breach is not cured within the 10-day period. In addition, if Nextel or Nextel Partners defaults on rental payments with respect to more than 10% of the sites covered by its respective master site lease agreement and Nextel or Nextel Partners, as the case may be, remains in default for 30 days following notice from SpectraSite, SpectraSite may cancel the master site lease agreement of the defaulting party as to all sites covered by that agreement.

      Security and Subordination Agreement. SpectraSite and Nextel entered into a security and subordination agreement under which SpectraSite granted to Nextel a continuing security interest in the assets acquired in the Nextel tower acquisition or acquired or constructed under the master site commitment agreement. This interest secures SpectraSite’s obligations under the Nextel master site lease agreement and the Nextel Partners master site lease agreement. The terms of an intercreditor agreement render Nextel’s lien and the other rights and remedies of Nextel under the security and subordination agreement subordinate and subject to the rights and remedies of the lenders under Communications’ credit facility.

Transactions with CIBC

      Canadian Imperial Bank of Commerce and some of its affiliates have, together with other unrelated financial institutions, acted as agent and lender under a credit facility under which SpectraSite Communications, Inc., our wholly-owned subsidiary, is the borrower. In August 2002, Communications amended its credit facility to provide, among other things, for a reduction in the aggregate borrowing capacity from $1.3 billion to $1.085 billion. The credit facility includes a $300.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent (including the absence of a materially adverse effect as defined in the credit agreement and the absence of any defaults). The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007. The credit facility also includes a $335.0 million multiple draw term loan and a $450.0 million term loan that are fully drawn. Communications repaid $0.9 million of the multiple draw term loan and $1.1 million of the term loan on December 31, 2002. Communications has

$783.0 million outstanding under the credit facility at December 31, 2002. The remaining $300.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $230 million of available funds under the revolving credit facility as of December 31, 2002 while remaining in compliance with the credit agreement’s covenants.

      With the proceeds of the sale of towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003 leaving a total of $709.5 million outstanding under the credit facility. In addition, the overall loosening of covenants under the August 2002 amendment to the credit facility terminated when SpectraSite emerged from chapter 11 on February 10, 2003. As a result, Communications could borrow approximately $33 million of available funds under the revolving credit facility as of February 11, 2003 while remaining in compliance with the credit agreement’s covenants. The $302.8 million outstanding under the multiple draw term loan must be repaid in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The $406.7 million outstanding under the term loan must be repaid in quarterly installments beginning on June 30, 2007 and ending on September 30, 2007.

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

      Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portion of the revolving credit facility, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, certain changes to the SBC transaction or the generation of excess cash flow.

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

Registration Rights Agreement

      Pursuant to the Plan of Reorganization, SpectraSite entered into a Registration Rights Agreement with Oaktree Capital Management, LLC, as general partner and/or investment manager of certain funds and accounts it manages, AP Towers LLC and Capital Research Management Company providing for the registration of the New Common Stock. The following is a summary of the material terms of that registration rights agreement.

      Under the registration rights agreement, the holders of SpectraSite’s New Common Stock that are party to the agreement may require SpectraSite to register all or some of their shares under the Securities Act. The first two times each holder that is a party to the agreement makes such request, SpectraSite is obligated to register the shares set forth in such request. If a holder that is party to the agreement makes more than two such requests, then the following conditions must be met to trigger SpectraSite’s registration obligation:

•	SpectraSite must receive a request for registration from holders of at least 5% of its outstanding stock covered by the registration rights agreement; and

•	the request must specify the number of shares to be disposed of and the proposed plan of distribution therefor.

      SpectraSite is only obligated to effect six such registrations except to the extent necessary to ensure that each of the holders that are party to the agreement may cause at least two such registrations during the term of the agreement. SpectraSite has the right to include its shares in any registration statement required by the registration rights agreement.

      In addition to SpectraSite’s registration obligations discussed above, if SpectraSite registers any of its common stock under the Securities Act for sale to the public for SpectraSite’s account or for the account of others or both, the registration rights agreement requires that it uses commercially reasonable efforts to include in the registration statement common stock held by stockholders that are party to the agreement who wish to participate in the offering. Registrations by SpectraSite on Form S-4, Form S-8 or an offering to existing security holders of SpectraSite pursuant to rights distributed to existing security holders or pursuant to a dividend reinvestment plan will not trigger this registration obligation.

Transactions with Executive Officers

      In August 1999, we loaned David P. Tomick $325,000 in connection with the exercise of stock options to acquire Old Common Stock. The loan bears interest at the applicable federal rate under the Internal Revenue Code, 5.36% per annum, and matures in August, 2004.

      In September 1999, we loaned Timothy G. Biltz $500,000 to purchase a home as a relocation incentive. This loan is secured by any shares of common stock issued to Mr. Biltz upon his exercise of options or otherwise acquired by Mr. Biltz and bears interest at 5.82% per annum and matures in September 2004.

      In January 2000, we loaned Stephen H. Clark $1,100,000 in connection with the exercise of stock options to acquire 512,500 shares of Old Common Stock. The loan bears interest at 5.80% per annum and matures in December 2004.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to SpectraSite, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

Changes in Internal Controls.

      None.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(3) Listed below are the exhibits that are filed or incorporated by reference as part of this report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the other parties named therein as Sublessors, California Tower, Inc. and the Registrant. Incorporated by reference to exhibit no. 2.9 to the Registrant’s Form 10-K for the year ended December 31, 1999.
2.2	Amendment to the AirTouch Agreement, dated as of March 8, 2001. Incorporated by reference to exhibit no. 2.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
2.3	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.
2.4	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.
2.5	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.
2.6	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.
2.7	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.
2.8	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.
2.9	November Agreement, dated as of November 14, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.
2.10	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.
2.11	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

Exhibit
Number	Description

2.12	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.
3.2	Second Amended Bylaws of the Registrant. Incorporated by reference to exhibit no. 2.2 to the Registrant’s Form 8-K dated February 11, 2003.
4.2	Warrant Agreement, dated as of February 10, 2003, by and between the Registrant and EquiServe Trust Company, N.A., as Warrant Agent. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 8-K dated February 11, 2003.
10.1	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Stephen H. Clark. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated February 11, 2003.
10.2	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and David P. Tomick. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated February 11, 2003.
10.4	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Timothy G. Biltz. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated February 11, 2003.
10.5	Credit Agreement, dated as of February 22, 2001, by and among SpectraSite Communications, Inc., as Borrower; the Registrant, as a Guarantor; CIBC World Markets Corp. and Credit Suisse First Boston, as Joint Lead Arrangers and Bookrunners; CIBC World Markets Corp., Credit Suisse First Boston, Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Arrangers; Credit Suisse First Boston, as Syndication Agent; Bank Of Montreal, Chicago Branch and TD Securities (USA) Inc., as Co-Documentation Agents; Canadian Imperial Bank Of Commerce, as Administrative Agent and Collateral Agent; and the other credit parties party thereto (the “Credit Agreement”). Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2000.
10.6	Amendment No. 1 to the Credit Agreement, dated October 31, 2001. Incorporated by reference to exhibit no. 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.
10.7	Amendment No. 2 to the Credit Agreement, dated August 14, 2002. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002.
10.8	2003 Equity Incentive Plan of the Registrant. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated February 11, 2003.
10.9	Security & Subordination Agreement, dated as of April 20,1999, with Nextel Communications, Inc. (“Nextel”). Incorporated by reference to exhibit no. 10.32 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.10	Master Site Commitment Agreement, dated as of April 20, 1999, with Nextel. Incorporated by reference to exhibit no. 10.33 to the Registrant’s registration statement on Form S-4, file no. 333-67043.
10.11	Master Site Lease Agreement, dated as of April 20, 1999, with Nextel. Incorporated by reference to exhibit no. 10.34 to the Registrant’s registration statement on Form S-4, file no. 333-67043.

Exhibit
Number	Description

10.12	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, Southern Towers, Inc. and SBC Wireless, LLC and the Registrant, as guarantors. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.
10.13	Executive Severance Plans of the Registrant. Incorporated by reference to exhibit no. 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2001.
10.14 *	Amendment to Severance Plan B of the Registrant.
10.15	Registration Rights Agreement, dated as of February 10, 2003, by and among the Registrant and the Holders (as defined therein). Incorporated by reference to exhibit no. 10.5 to the Registrant’s Form 8-K dated February 11, 2003.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included on the signature page to this report).
99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

      (4) Reports on Form 8-K filed during the quarter ended December 31, 2002:

      On November 6, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing that it had reached agreement with certain holders of its senior notes regarding the terms of a proposed restructuring of such debt.

      On November 19, 2002 the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing (i) its filing of a voluntary petition for relief under chapter 11 of the Bankruptcy Code and (ii) amendments to the SBC/ Cingular agreements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

SpectraSite, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of SpectraSite, Inc. (formerly known as SpectraSite Holdings, Inc.) and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, convertible preferred stock and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraSite, Inc. and subsidiaries at December 31, 2001 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on February 10, 2003. Effective February 1, 2003, the Company will change its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code”.

      As discussed in Note 3 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets and changed its method of accounting for goodwill.

/s/  ERNST & YOUNG LLP

February 11, 2003

Raleigh, North Carolina

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2002

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,547	$80,961
Accounts receivable, net of allowance of $4,982 and $11,431, respectively	22,375	15,180
Costs and estimated earnings in excess of billings	1,940	2,169
Inventories	8,355	7,878
Prepaid expenses and other	11,505	16,696
Assets held for sale	113,015	—

Total current assets	188,737	122,884
Property and equipment, net	2,443,046	2,292,945
Goodwill, net	437,350	60,626
Other assets	134,292	102,001

Total assets	$3,203,425	$2,578,456

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,608	$13,029
Accrued and other expenses	69,067	66,280
Billings in excess of costs and estimated earnings	2,763	703
Current portion of credit facility	—	2,244
Liabilities held for sale	36,102	—

Total current liabilities	144,540	82,256

Long-term portion of credit facility	695,000	780,711
Senior notes	400,000	—
Senior convertible notes	200,000	—
Senior discount notes	1,020,332	—
Other long-term liabilities	24,208	27,330

Total long-term liabilities	2,339,540	808,041

Liabilities subject to compromise (Note 2)	—	1,763,286

Commitments and Contingencies
Shareholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 153,424,509 and 154,013,917 issued and outstanding, respectively	153	154
Additional paid-in-capital	1,622,089	1,624,939
Accumulated other comprehensive income	21,984	(355)
Accumulated deficit	(924,881)	(1,699,865)

Total shareholders’ equity (deficit)	719,345	(75,127)

Total liabilities and shareholders’ equity (deficit)	$3,203,425	$2,578,456

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	2001	2002

	(In thousands, except per share amounts)
Revenues:
Site leasing	$116,476	$221,614	$282,525
Broadcast services	38,593	38,211	26,809

Total revenues	155,069	259,825	309,334

Operating expenses:
Cost of operations, excluding depreciation and amortization expense:
Site leasing	46,667	91,689	108,540
Broadcast services	26,245	29,538	21,158
Selling, general and administrative expenses	51,825	72,431	58,037
Depreciation and amortization expense	78,103	165,267	189,936
Restructuring and non-recurring charges	—	142,599	28,570

Total operating expenses	202,840	501,524	406,241

Operating loss	(47,771)	(241,699)	(96,907)

Other income (expense):
Interest income	28,391	17,037	855
Interest expense	(134,664)	(212,174)	(226,536)
Reorganization expense	—	—	(4,329)
Other income (expense)	(8,571)	(223,236)	(10,929)

Total other income (expense)	(114,844)	(418,373)	(240,939)

Loss from continuing operations before income taxes	(162,615)	(660,072)	(337,846)
Income tax expense	444	555	1,133

Loss from continuing operations	(163,059)	(660,627)	(338,979)
Discontinued operations:
Income (loss) from operations of discontinued segment, net of income tax expense	5,443	5,858	(12,268)
Loss on disposal of discontinued segment	—	—	(46,984)

Loss before cumulative effect of change in accounting principle	(157,616)	(654,769)	(398,231)
Cumulative effect of change in accounting for goodwill	—	—	(376,753)

Net loss	$(157,616)	$(654,769)	$(774,984)

Basic and diluted earnings per share:
Loss from continuing operations	$(1.35)	$(4.40)	$(2.20)
Discontinued operations	0.04	0.04	(0.38)
Cumulative effect of change in accounting for goodwill	—	—	(2.45)

Net loss	$(1.31)	$(4.36)	$(5.03)

Weighted average common shares outstanding:
Basic and diluted	120,731	150,223	153,924

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Shareholders’ Equity (Deficit)

	Convertible	Convertible	Convertible					Accumulated
	Preferred	Preferred	Preferred	Common Stock		Additional	Comprehensive	Other
	Stock	Stock	Stock			Paid-in	Income	Comprehensive	Accumulated
	Series A	Series B	Series C	Shares	Amount	Capital	(Loss)	Income (loss)	Deficit	Total

Balance at December 31, 1999	$10,000	$28,000	$301,494	20,191,604	$20	$230,546		$192	$(112,496)	$457,756
Net loss	—	—	—	—	—	—	$(157,616)	—	(157,616)	(157,616)
Foreign currency translation adjustment	—	—	—	—	—	—	(14,946)	(14,946)	—	(14,946)
Unrealized holding gains arising during period	—	—	—	—	—	—	16,676	16,676	—	16,676

Total comprehensive loss							$(155,886)

Issuance of common stock, net of stock issuance costs of $37,150.	—	—	—	53,973,255	54	906,584		—	—	906,638
Issuance of warrants	—	—	—	—	—	13,720		—	—	13,720
Non-cash compensation charges	—	—	—	—	—	2,572				2,572
Conversion of preferred stock to common stock	(10,000)	(28,000)	(301,494)	70,749,625	71	339,423		—	—	—

Balance at December 31, 2000	—	—	—	144,914,484	145	1,492,845		1,922	(270,112)	1,224,800
Net loss	—	—	—	—	—	—	$(654,769)	—	(654,769)	(654,769)
Foreign currency translation adjustment	—	—	—	—	—	—	13,558	13,558	—	13,558
Unrealized holding gains arising during period	—	—	—	—	—	—	6,504	6,504	—	6,504

Total comprehensive loss							$(634,707)

Issuance of common stock, net of stock issuance costs of $296.	—	—	—	8,510,025	8	127,119		—	—	127,127
Non-cash compensation charges	—	—	—	—	—	2,125		—	—	2,125

Balance at December 31, 2001	—	—	—	153,424,509	153	1,622,089		21,984	(924,881)	719,345
Net loss	—	—	—	—	—	—	$(774,984)	—	(774,984)	(774,984)
Foreign currency translation adjustment	—	—	—	—	—	—	1,173	1,173	—	1,173
Unrealized holding losses arising during period	—	—	—	—	—	—	(23,512)	(23,512)	—	(23,512)

Total comprehensive loss							$(797,323)

Issuance of common stock, net of stock issuance costs of $6.	—	—	—	589,408	1	2,155		—	—	2,156
Non-cash compensation charges	—	—	—	—	—	695		—	—	695

Balance at December 31, 2002	$—	$—	$—	154,013,917	$154	$1,624,939		$(355)	$(1,699,865)	$(75,127)

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2000	December 31, 2001	December 31, 2002

	(Dollars in thousands)
Operating activities
Net loss	$(157,616)	$(654,769)	$(774,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	65,368	149,371	186,706
Amortization of goodwill and other intangibles	31,366	36,853	3,218
Amortization of debt issuance costs	5,507	10,113	14,321
Amortization of senior discount notes	92,018	112,089	109,371
Non-cash compensation charges	2,572	2,125	695
Write-off of goodwill	—	44,476	376,753
Loss on disposal of assets	—	53,379	83,683
Gain on sale of affiliate	—	—	(1,364)
Write-off of loan to and investments in affiliates	—	156,433	—
Equity in net loss of an affiliate	8,748	62,402	59
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(57,738)	665	47,345
Costs and estimated earnings in excess of billings, net	(13,608)	408	325
Inventories	(3,759)	(5,396)	241
Prepaid expenses and other	(8,179)	(8,316)	(8,370)
Accounts payable	27,721	21	(32,017)
Other liabilities	18,965	28,013	30,304

Net cash provided by (used in) operating activities	11,365	(12,133)	36,286

Investing activities
Purchases of property and equipment	(658,283)	(958,945)	(71,248)
Acquisitions, net of cash acquired	(224,518)	(7,600)	—
Disposal of discontinued segment, net of cash sold	—	—	(6,751)
Proceeds from the sale of assets	—	—	1,283
Investment in affiliates	(198,039)	(6,626)	—
Loans to affiliates	(4,850)	(27,400)	(750)
Proceeds from repayment of loan to affiliate	—	5,000	—
Proceeds from sale of investment in affiliate	—	4,000	7,500
Refunds of (deposits on) acquisitions	(23,000)	6,847	—

Net cash used in investing activities	(1,108,690)	(984,724)	(69,966)

Financing activities
Proceeds from issuance of common stock	790,397	4,617	483
Stock issuance costs	(37,150)	(296)	(6)
Proceeds from issuance of long-term debt and credit facility	895,900	495,000	90,000
Debt issuance costs	(35,526)	(23,065)	(2,648)
Repayment of debt	(1,421)	(505)	(4,735)

Net cash provided by financing activities	1,612,200	475,751	83,094

Net increase (decrease) in cash and cash equivalents	514,875	(521,106)	49,414
Cash and cash equivalents at beginning of period	37,778	552,653	31,547

Cash and cash equivalents at end of period	$552,653	$31,547	$80,961

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,372	$99,908	$85,536
Cash paid for income taxes	1,106	2,207	1,661
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions and property and equipment	$167,004	$122,806	$1,679
Capital lease obligations incurred for the purchase of property and equipment	—	16,893	1,304

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

      SpectraSite, Inc. (“SpectraSite”), formerly known as SpectraSite Holdings, Inc., and its wholly owned subsidiaries (collectively referred to as the “Company”) are principally engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing antenna sites on multi-tenant towers, managing rooftop and in-building telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers in the United States.

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      The consolidated financial statements have been prepared assuming SpectraSite, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. SpectraSite, Inc. has incurred recurring operating losses, and it has working capital and shareholders’ deficits as of December 31, 2002. On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”). On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of Reorganization, as modified on that date, (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy. From the Petition Date until the Effective Date, SpectraSite operated as a debtor-in-possession under the Bankruptcy Code. The restructuring plan involves SpectraSite, Inc. and not SpectraSite Communications, Inc. (“Communications”) or any of Communications’ subsidiaries. The restructuring plan also did not constitute an event of default under or otherwise adversely affect Communications’ credit facility, which will continue to be serviced from operating cash flow by Communications.

      The consolidated financial statements are presented on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should SpectraSite, Inc. be unable to continue as a going concern. See Note 2 Plan of Reorganization for a presentation of the unaudited pro forma balance sheet illustrating the effect of the Company’s Plan of Reorganization and the effect of implementing certain fresh start accounting adjustments.

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

     Revenue Recognition

      Site leasing revenues are recognized when earned based on lease agreements. Rental increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease. Broadcast service revenues related to construction activities are derived from

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service contracts with customers that provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For fixed price contracts, revenues are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Allowance for Uncollectible Accounts

      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to us is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. Activity in the allowance for uncollectible accounts consisted of the following.

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Beginning allowance	$1,053	$1,674	$4,982
Charges to revenues	1,310	6,111	12,100
Write-offs of uncollectible accounts	(689)	(2,803)	(5,651)

Ending allowance	$1,674	$4,982	$11,431

     Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of materials purchased for future construction not associated with specific jobs.

     Investments in Affiliates

      An investment in an entity of which the Company owns more than 20% and up to 50% and on which the Company has the ability to exercise significant influence is accounted for using the equity method. Under the equity method, the investment is stated at cost adjusted for the Company’s equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in “Other income (expense)” in the accompanying consolidated statements of operations. An investment in an entity in which the Company owns less than 20% and on which the Company does not have the ability to exercise significant influence is accounted for using the cost method. Other-than-temporary impairments of investments in affiliates are recognized if the fair value of the investment is below its cost basis for an extended period.

     Available-for-Sale Securities

      Available-for-sale securities are classified as “Other assets” and are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Other income (expense).” Unrealized holding gains (losses) related to these securities were $6.5 million and $(23.5 million) for the years ended December 31, 2001 and 2002, respectively. The fair value of the Company’s available-for-sale securities was $24.8 million and $1.3 million at December 31, 2001 and 2002, respectively.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Property and Equipment

      Towers built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing towers to an operational state. Costs clearly associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Indirect costs that relate to several towers are capitalized and allocated to the towers to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Approximately $16.9 million and $1.2 million of interest was capitalized into the cost of property and equipment for the years ended December 31, 2001 and 2002, respectively. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

     Goodwill

      The Company has classified as goodwill the excess of purchase price over the fair value of net assets acquired in business combinations. Through December 31, 2001, goodwill was amortized on a straight-line basis over fifteen years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For each entity acquired, the Company is able to monitor cash flows at the entity level, which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other groups of assets. On an ongoing basis, the Company assesses the recoverability of its goodwill by determining the ability of the specific entity acquired to generate future cash flows sufficient to recover the unamortized cost of the assets and related goodwill. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

     Debt Issuance Costs

      The Company capitalized costs relating to the issuance of long-term debt, senior notes, senior convertible notes and senior discount notes. The costs are amortized using the straight-line method over the term of the related debt.

     Impairment of Long-lived Assets

      Long-lived assets, such as property and equipment, goodwill and purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives is evaluated using the guidance provided by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

     Accounting for Income Taxes

      The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As part of the process of preparing our consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $464.7 million as of December 31, 2002, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating losses carryforwards, before they expire.

     Discontinued Operations

      On December 31, 2002, the Company sold its network services division. Network services revenues for the years ended December 31, 2000, 2001 and 2002 were $191.8 million, $213.1 million and $136.2 million, respectively. Network services income (loss) before taxes for the years ended December 31, 2000, 2001 and 2002 were $7.2 million, $7.9 million and $(11.0) million, respectively. The Company recorded a loss on disposal of the network services division of $47.0 million in 2002. The results of the network services division’s operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

      Assets and liabilities held for sale consist of the following:

December 31,
2001

(in thousands)
Accounts receivable	$68,401
Costs and estimated earnings in excess of billings	18,464
Inventories	6,036
Prepaid expenses and other	264
Property and equipment, net	19,057
Other assets	793

Assets held for sale	$113,015

Accounts payable	$17,977
Accrued and other expenses	7,575
Billings in excess of costs and estimated earnings	7,737
Other long-term liabilities	2,813

Liabilities held for sale	$36,102

      As permitted under Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, the statements of cash flows do not separately disclose the cash flows related to discontinued operations.

     Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair values of the credit facility, senior notes, senior convertible notes and senior discount notes are

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on the quoted market prices. The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

	December 31, 2001		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Cash and cash equivalents	$31,547	$31,547	$80,961	$80,961
Credit Facility	(695,000)	(695,000)	(782,955)	(665,512)
Senior Notes	(400,000)	(200,000)	(400,000)	(147,750)
Senior Convertible Notes	(200,000)	(83,250)	(200,000)	(44,000)
Senior Discount Notes	(1,020,332)	(351,416)	(1,129,703)	(392,807)

     Loss Per Share

      Basic and diluted loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company has potential common stock equivalents related to its convertible notes, warrants and outstanding stock options and had potential common stock equivalents related to its convertible preferred stock until all such preferred stock converted into common stock in February 2000. These potential common stock equivalents were not included in diluted loss per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

     Costs of Operations

      Costs of operations for site leasing consist of direct costs incurred to provide the related services including ground lease cost, tower maintenance and related real estate taxes. Costs of operations for site leasing does not include depreciation and amortization expense on the related assets. Costs of operations for broadcast services consist of direct costs incurred to provide the related services excluding depreciation and amortization expense.

     Significant Customers

      The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries, primarily in the United States. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

      For the years ended December 31, 2000, 2001 and 2002, one wireless customer, which is a significant stockholder of the Company, accounted for 48%, 30% and 28% of the Company’s revenues, respectively. This customer also accounted for 13% of accounts receivable at December 31, 2001. In addition, another wireless customer, which is an affiliate of a significant stockholder of the Company, accounted for 13% and 20% of the Company’s revenues in 2001 and 2002, respectively. This customer also accounted for 12% and 21% of accounts receivable at December 31, 2001 and 2002, respectively.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Other Income (Expense)

      Other income (expense) consists of the following:

	Year Ended December 31,

	2000	2001	2002

Write-down of investments in affiliates	$—	$(129,404)	$—
Expenses related to proposed tender offers	—	—	(10,905)
Equity in net loss of affiliates	(8,748)	(62,402)	(59)
Write-off of loans to affiliates	—	(26,980)	—
Other	177	(4,450)	35

	$(8,571)	$(223,236)	$(10,929)

     Stock Options

      The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by SFAS 148, to account for its employee stock options under the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Companies that account for stock based compensation arrangements for their employees under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148.

     Employee Benefit Plan

      The Company provides a 401(k) plan for the benefit of all its employees meeting specified eligibility requirements. The Company’s contributions to the plan are discretionary and totaled approximately $0.9 million, $2.1 million and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     Commitments and Contingencies

      The Company is subject to various lawsuits and other legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. Management accrues an estimate of expense for any matters that are considered probable of occurring based on the facts and circumstances. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Reclassifications

      Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

2. Plan of Reorganization

      On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”). On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reorganization, as modified on that date (the “Plan”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy.

      The Plan provides that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 will receive their pro rata share of 23.75 million shares of common stock, par value $0.01 per share (“New Common Stock”); (ii) the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of the Effective Date (the “Old Common Stock”) will receive warrants immediately exercisable into 1.25 million shares of New Common Stock at a price of $32.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, will be cancelled.

      The consolidated financial statements include adjustments and reclassifications to reflect affected liabilities as “Liabilities Subject to Compromise.” These liabilities will be settled in accordance with the Plan. The liabilities subject to compromise as of December 31, 2002 were as follows:

10 3/4% Senior Notes Due 2010	$200,000
12 1/2% Senior Notes Due 2010	200,000
6 3/4% Senior Convertible Notes Due 2010	200,000
12% Senior Discount Notes Due 2008, net of discount	208,479
11 1/4% Senior Discount Notes Due 2009, net of discount	502,644
12 7/8% Senior Discount Notes Due 2010, net of discount	418,580
Accrued interest	33,583

Total liabilities subject to compromise	$1,763,286

      SpectraSite incurred costs directly associated with the chapter 11 proceedings of $4.3 million in the year ended December 31, 2002. These costs are included in reorganization expense in the statement of operations.

      In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company will adopt “fresh start accounting” as of February 1, 2003 and the Company’s emergence from chapter 11 will result in a new reporting entity. The financial statements prepared as of December 31, 2002 do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that will be necessary when adopting fresh start accounting. Upon the adoption of fresh start accounting, all assets and liabilities will be recorded at their estimated fair values and the Company’s accumulated deficit will be eliminated.

      The following unaudited pro forma balance sheet illustrates the effect of the Company’s Plan and the effect of implementing certain fresh start accounting adjustments as if the Plan had been effective on December 31, 2002. The adjustments are limited to presenting (i) the Company’s reorganized capital structure; (ii) the effect of discharging the Senior Notes, Senior Discount Notes and Senior Convertible Notes; (iii) the reduction in property and equipment due to the net assets of the Company exceeding the reorganization value; (iv) the elimination of rent receivables recognized on leases with fixed rental increases; (v) the adoption of SFAS 143; (vi) the reduction of goodwill, other assets and the credit facility to fair market value and (vii) the elimination of the Company’s accumulated deficit. The reorganization value used in preparing the unaudited pro forma balance sheet was $690.4 million based on the fair market value of the senior notes, senior discount notes and senior convertible notes at the Effective Date, the date these

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments were exchanged for New Common Stock and the value of warrants issued on that date based on the Black-Scholes option pricing model.

		Confirmation
	Actual	Adjustments	Ref	Pro Forma

		(Unaudited)		(Unaudited)

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,961	$(16,802)	(2)	$64,159
Accounts receivable	15,180	—		15,180
Costs and estimated earnings in excess of billings	2,169	—		2,169
Inventories	7,878	—		7,878
Prepaid expenses and other	16,696	—		16,696

Total current assets	122,884	(16,802)		106,082
Property and equipment, net	2,292,945	(1,035,143)	(3)	1,257,802
Goodwill, net	60,626	(60,626)	(4)	—
Other assets	102,001	122,182	(1),(4)	224,183

Total assets	$2,578,456	$(990,389)		$1,588,067

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,029	$—		$13,029
Accrued and other expenses	66,280	38,456	(5)	104,736
Billings in excess of costs and estimated earnings	703	—		703
Current portion of credit facility	2,244	—		2,244

Total current liabilities	82,256	38,456		120,712

Long-term portion of credit facility	780,711	(96,772)	(4)	683,939
Other long-term liabilities	27,330	65,694	(5),(6)	93,024

Total long-term liabilities	808,041	(31,078)		776,963

Liabilities subject to compromise	1,763,286	(1,763,286)	(1)	—

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized 154,013,917 issued and outstanding actual at December 31, 2002; $0.01 par value, 250,000,000 shares authorized 23,500,000 issued and outstanding pro forma at December 31, 2002.	154	84	(1)	238
Additional paid-in-capital and warrants	1,624,939	(934,785)	(1)	690,154
Accumulated other comprehensive income	(355)	355	(7)	—
Accumulated deficit	(1,699,865)	1,699,865	(7)	—

Total shareholders’ equity (deficit)	(75,127)	765,519		690,392

Total liabilities and shareholders’ equity (deficit)	$2,578,456	$(990,389)		$1,588,067

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

References:

(1)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock and warrants; and the issuance of the New Common Stock and warrants.

(2)	To reflect estimated cash requirements for reorganization costs.

(3)	To record property and equipment at fair value.

(4)	To record goodwill, other assets and the credit facility at fair value.

(5)	To record liabilities associated with unfavorable contracts at fair value.

(6)	To record an asset retirement obligation upon adoption of SFAS 143.

(7)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of December 31, 2002.

3. Recently Issued Accounting Pronouncements

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

      Effective January 1, 2002, the Company adopted SFAS 142 that establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The nonamortization provisions of SFAS 142 apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we ceased amortization on January 1, 2002.

      The Company performed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, the Company recorded a charge of $376.8 million, or $2.45 per share, to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied fair value. In accordance with SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Actual results of operations and pro forma results of operations for the years ended December 31, 2000, 2001 and 2002 had we applied the nonamortization provisions of SFAS 142 in that period are as follows:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Reported net loss	$(157,616)	$(654,769)	$(774,984)
Goodwill amortization	30,883	35,515	—

Adjusted net loss	$(126,733)	$(619,254)	$(774,984)

Basic and diluted loss per share:
Reported net loss	$(1.31)	$(4.36)	$(5.03)
Goodwill amortization	0.26	0.24	—

Adjusted net loss	$(1.05)	$(4.12)	$(5.03)

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. Application of the new rules is expected to result in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of adoption that will reduce net income and stockholders’ equity (deficit) by $12.2 million.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”). SFAS 4 required that gains and losses from extinguishment of debt included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will generally be classified as part of other income (expense) on the Company’s consolidated statement of operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit or disposal activities to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally,

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The Company does not expect SFAS 148 to have a material effect on its financial condition, results of operations or cash flows.

4. Long-lived Assets

      Property and equipment consist of the following:

	December 31,

	2001	2002

	(in thousands)
Towers	$2,483,049	$2,548,712
Equipment	30,261	39,181
Land	16,378	18,081
Buildings	32,792	32,219
Other	38,572	38,217

	2,601,052	2,676,410
Less accumulated depreciation	(220,209)	(401,467)

	2,380,843	2,274,943
Construction in progress	62,203	18,002

Property and equipment, net	$2,443,046	$2,292,945

      Other assets consist of the following:

	December 31,

	2001	2002

	(in thousands)
Debt issuance costs	$77,865	$66,192
Other	56,427	35,809

	$134,292	$102,001

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt

      Debt not classified as subject to compromise consists of the following:

	December 31,

	2001	2002

	(in thousands)
Credit facility	$695,000	$782,955
10 3/4% Senior Notes Due 2010	200,000	—
12 1/2% Senior Notes Due 2010	200,000	—
6 3/4% Senior Convertible Notes Due 2010	200,000	—
12% Senior Discount Notes Due 2008, net of discount	188,222	—
11 1/4% Senior Discount Notes Due 2009, net of discount	456,810	—
12 7/8% Senior Discount Notes Due 2010, net of discount	375,300	—

Total debt	2,315,332	782,955
Less current portion	—	2,244

Long-term debt	$2,315,332	$780,711

     Credit Facility

      SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility. In August 2002, Communications amended its credit facility to provide, among other things, for a reduction in the aggregate borrowing capacity from $1.3 billion to $1.085 billion. The August 2002 amendment also provided for an overall loosening of certain of the credit facility’s financial covenants and an increase in the interest rates under the credit facility by 50 basis points per annum until the completion of SpectraSite’s restructuring of its high yield indebtedness on February 10, 2003. The credit facility includes a $300.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent (including the absence of a materially adverse effect, as defined in the credit agreement, and the absence of any defaults). The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007. The credit facility also includes a $335.0 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on June 30, 2005 and ending on June 30, 2007 and a $450.0 million term loan that is fully drawn and which will, from September 30, 2003 through June 30, 2007, amortize at a rate of 0.25% per quarter and be payable in quarterly installments and, from July 1, 2007 through December 31, 2007, amortize at a rate of 48% per quarter and be payable on September 30, 2007 and December 31, 2007. Communications repaid $0.9 million of the multiple draw term loan and $1.1 million of the term loan on December 31, 2002. Communications has $783.0 million outstanding under the credit facility at December 31, 2002. The remaining $300.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $230 million of available funds under the revolving credit facility as of December 31, 2002 while remaining in compliance with the credit agreement’s covenants. With the proceeds of the sale of towers to Cingular discussed in Note 11, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003 leaving a total of $709.5 million outstanding under the credit facility. In addition, the overall loosening of covenants under the August 2002 amendment to the credit facility terminated when SpectraSite emerged from chapter 11 on February 10, 2003. As a result, Communications could borrow approximately $33 million of available funds under the revolving credit facility as of February 11, 2003 while remaining in compliance with the credit agreement’s covenants.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2002, amounts due under the credit facility are as follows:

Maturities

(in thousands)
2003	$2,244
2004	4,488
2005	89,052
2006	129,270
2007	557,901

Total	$782,955

      Prior to February 10, 2003, the revolving credit loans and the multiple draw term loan bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin of 2.50% per annum or the Eurodollar rate plus an applicable margin of 3.75% per annum. After February 10, 2003, the revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter.

      The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2002 was 5.94%. Prior to February 10, 2003, the term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 3.25% per annum or the Eurodollar rate plus 4.50% per annum. After February 10, 2003, the term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      SpectraSite did not pay $10.8 million of interest due September 15, 2002 on its 10 3/4% senior notes. On October 15, 2002, the 30-day grace period for such non-payment expired, creating an event of default that is continuing. On November 15, 2002, SpectraSite did not pay $12.5 million of interest due on its 12 1/2% senior notes and $6.75 million due on its 6 3/4% senior convertible notes. On December 14, 2002, the 30-day grace period for such non-payment expired, creating an event of default that is continuing. In addition, SpectraSite announced that it has reached agreements with beneficial holders of approximately 66% of the SpectraSite Notes to support a restructuring plan as discussed in Note 2. As a result, $400 million principal amount of Senior Notes, $1.1 billion accreted value of Senior Discount Notes, $200 million of Senior Convertible Notes and accrued interest of $33.6 million have been classified as liabilities subject to compromise in the balance sheet as of December 31, 2002.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In addition, we had standby letters of credit of $6.3 million and performance bonds of $14.6 million outstanding at December 31, 2002, most of which expire within one year.

6. Convertible Voting Preferred Stock and Shareholders’ Equity

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

      On November 16, 2000, SpectraSite’s shareholders authorized the issuance of 40.0 million shares of preferred stock for such times, for such purposes and for such consideration as the Board of Directors may determine. No preferred stock had been issued at December 31, 2002.

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

      On November 20, 2000, SpectraSite completed a private placement of 4.0 million shares of common stock for proceeds of $75.0 million. In addition, the purchasing shareholders received warrants to purchase an additional 1.5 million shares of common stock. The warrants were immediately exercisable; the exercise price for 0.6 million shares was $21.56 per share, the exercise price for 0.45 million shares was $23.86 per share and the exercise price for the remaining 0.45 million shares was $28.00 per share. All outstanding warrants were cancelled without consideration upon emergence from chapter 11 on February 10, 2003.

     Stock Options

      During 1997, the Company adopted a stock option plan that provides for the purchase of common stock by key employees, directors, advisors and consultants of the Company. The maximum number of shares, which may be issued under the plan, as amended, may not exceed 20.0 million shares. Stock options are granted under various stock option agreements. Each stock option agreement contains specific terms.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000, 2001 and 2002: dividend yield of 0.0%; volatility of .70; risk free interest rate of 5.0%; and expected option lives of 7 years. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows.

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Reported net loss	$(157,616)	$(654,769)	$(774,984)
Non-cash compensation charges included in net loss	2,572	2,125	695
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(14,119)	(19,412)	(11,113)

Adjusted net loss	$(169,163)	$(672,056)	$(785,402)

Basic and diluted loss per share:
Reported net loss	$(1.31)	$(4.36)	$(5.03)
Non-cash compensation charges included in net loss	0.02	0.02	—
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.11)	(0.13)	(0.07)

Adjusted net loss	$(1.40)	$(4.47)	$(5.10)

      Option activity under the Company’s plans is summarized below:

		Weighted
		Average
		Exercise Price
	Shares	per Share

Outstanding at December 31, 1999	5,723,791	$6.02
Granted	7,962,616	12.56
Exercised	(2,182,968)	5.74
Canceled	(791,227)	10.35
Options assumed in Apex acquisition	191,359	3.58

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted
		Average
		Exercise Price
	Shares	per Share

Outstanding at December 31, 2000	10,903,571	10.48
Granted	4,011,485	4.86
Exercised	(379,927)	9.85
Canceled	(1,411,894)	12.61

Outstanding at December 31, 2001	13,123,235	8.56
Granted	553,680	0.35
Exercised	—	—
Canceled	(4,035,801)	9.37

Outstanding at December 31, 2002	9,641,114	$7.74

      There were 1.7 million, 4.0 million, and 6.1 million options exercisable under the stock option plan at December 31, 2000, 2001 and 2002, respectively.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise Price	Exercisable As	Exercise Price
Exercise Prices	As of 12/31/02	Contractual Life	per Share	of 12/31/02	per Share

$ 0.17 – 4.00	2,885,881	6.86	$2.51	1,573,802	$2.16
$ 4.10 – 7.37	2,168,385	6.42	5.07	1,558,938	4.96
$ 7.40 – 11.51	2,339,942	7.10	10.33	1,657,990	10.38
$11.81 – 22.22	2,246,906	7.61	14.35	1,344,147	14.37

$ 0.42 – 22.22	9,641,114	6.99	7.74	6,134,877	7.77

      The weighted average remaining contractual life of the stock options outstanding was 8.97 years, 8.41 years and 6.99 years at December 31, 2000, 2001 and 2002, respectively. All outstanding options were cancelled without consideration upon emergence from chapter 11 bankruptcy on February 10, 2003, and the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in New Common Stock to employees and directors. The Company plans to issue approximately 2.7 million options to purchase New Common Stock under this plan in March 2003.

Employee Stock Purchase Plan

      In August 1999, SpectraSite adopted the SpectraSite, Inc. Employee Stock Purchase Plan. The Board of Directors reserved and authorized one million shares of common stock for issuance under the plan. Eligible employees may purchase a number of shares of common stock equal to the total dollar amount contributed by the employee to a payroll deduction account during each six-month offering period divided by the purchase price per share. The price of the shares offered to employees under the plan will be 85% of the lesser of the fair market value at the beginning or end of each six-month offering period. SpectraSite initiated the first offering period on September 1, 2000 and issued 0.3 million shares under the plan in 2001 and 0.4 million shares under the plan in 2002. The Employee Stock Purchase Plan was terminated upon the Company’s emergence from chapter 11 bankruptcy on February 10, 2003.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Reserved for Future Issuance

      The Company has reserved shares of its authorized shares of Old Common Stock for future issuance as follows:

As of
December 31,
2002

Reserved for issuance in SBC transaction	15,198,049
Outstanding stock options	9,641,114
Outstanding senior convertible notes	9,275,362
Possible future issuance under stock option plans	7,345,985
Outstanding warrants	1,500,000
Employee stock purchase plan	293,567

Total	43,254,077

7. Leases

As Lessee

      The Company leases communications towers, land (“ground leases”), office space and equipment under noncancelable operating and capital leases. Ground leases are generally for terms of five years and are renewable at the option of the Company. Rent expense was approximately $33.0 million, $65.1 million and $75.5 million for the years ended December 31, 2000, 2001 and 2002 respectively. Lease payments for the Company’s tower capital lease assets are made upon inception of the lease, and, accordingly, no capital lease obligation exists for those assets as of December 31, 2002. Obligations related to other capital leases total $12.3 million and are included in accrued and other expenses and other long-term liabilities in the accompanying balance sheets. As of December 31, 2002, the future minimum lease payments for these leases are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)	(in thousands)
2003	$2,001	$66,320
2004	1,881	62,753
2005	1,571	46,427
2006	1,568	31,372
2007	1,615	19,443
Thereafter	10,600	92,007

Total	19,236	$318,322

Less amount representing imputed interest	(6,937)

Present value of net minimum lease payments under capital leases	$12,299

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Assets recorded under capital leases, which are included in property and equipment in the accompanying balance sheets, consist of:

	2001	2002

	(in thousands)
Towers	$1,001,161	$1,024,934
Other	12,888	13,674

	1,014,049	1,038,608
Less accumulated depreciation	(51,226)	(121,193)

	$962,823	$917,415

As Lessor

      The Company currently leases antenna space on multi-tenant towers to a variety of wireless service providers and broadcasters under non-cancelable operating leases. The tenant leases are generally for initial terms of five to ten years and include options for renewal. The approximate future minimum rental receipts under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

As of
December 31,
2002

(in thousands)
2003	$283,309
2004	274,125
2005	232,453
2006	182,701
2007	137,165
Thereafter	478,098

Total	$1,587,851

      Approximately 53% of these future minimum rental receipts are due from two significant stockholders and their affiliates.

8. Income Taxes

      The provision for income taxes is comprised of the following:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Current:
State	$444	$555	$1,133
Federal	—	—	—

Total provision for income taxes	$444	$555	$1,133

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense is as follows:

	Year Ended December 31,

	2000	2001	2002

Federal income tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Non-deductible reorganization expenses	—	—	0.4
Non-deductible goodwill amortization	3.4	2.1	—
Non-deductible interest expense	0.1	0.1	—
State taxes	0.3	0.1	0.3
Non-cash compensation charges	0.6	0.1	0.1
Change in valuation allowance	30.9	32.7	34.5

Effective income tax rate	0.3%	0.1%	0.3%

      The components of net deferred taxes are as follows:

	As of December 31,

	2000	2001	2002

	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$39,326	$188,031	$205,276
Accreted interest on senior discount notes	56,077	92,486	162,959
Capital loss carryforwards	—	71,890	75,302
Accrued liabilities	1,920	179	23,856
Goodwill	—	—	10,065
Bad debt reserves	1,416	3,417	4,886

Total deferred tax assets	98,739	356,003	482,344

Deferred tax liabilities:
Tax deferred revenue	—	(5,570)	(4,225)
Depreciation	—	(13,068)	(13,435)

Total deferred tax liabilities	—	(18,638)	(17,660)

Net deferred tax assets before valuation allowance	98,739	337,365	464,684
Valuation allowance	(98,739)	(337,365)	(464,684)

Net deferred tax assets	$—	$—	$—

      The Company has a federal net operating loss carryforward of approximately $521 million that begins to expire in 2012. Also, the Company has state tax loss carryforwards of approximately $515 million that expire beginning in 2003. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon the changes in the equity in the Company. If these changes occur, the ability for the Company to offset future income with existing net operating losses may be limited. In addition, the Company anticipates that its emergence from bankruptcy will reduce the net operating loss carryforwards by approximately $159 million. Based on the Company’s history of losses to date, management has provided a valuation allowance to fully offset the Company’s deferred tax assets.

      The Company receives an income tax deduction related to stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The amount of these benefits generated during 2001 was approximately $0.7 million. There was no benefit generated in 2002. The Company has provided a 100% valuation reserve against this asset as of December 31,

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002. The benefits resulting from these deductions will be credited directly to shareholders’ equity if and when realized.

9. Other Related Party Transactions

      Affiliates of a financial institution that owns 7% of the Company’s common stock, have provided, and may continue to provide, investment banking services to the Company. One affiliate of the financial institution is acting as agent and lender under the Company’s credit facility and receives customary fees for the performance of these activities. In addition, the affiliate was an initial purchaser of the 12% Discount Notes, the 11 1/4% Discount Notes, the 10 3/4% Senior Notes, the 12 7/8% Discount Notes and the 12 1/2% Senior Notes and was an underwriter of the Company’s public offerings of common stock in February and July 2000. The Company has $783.0 million outstanding under the credit facility at December 31, 2002.

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

      The Company has loans to officers totaling $1.9 million at December 31, 2001 and 2002. Of these amounts, $0.5 million was loaned to an officer to purchase a home as a relocation incentive. The remaining loans were made to officers in connection with the exercise of stock options. These loans have been recorded as a reduction of shareholders’ equity. The loans bear interest at the applicable federal rate under the Internal Revenue Code ranging from 5.36% to 5.82% and have maturities ranging from August 2004 to December 2004. The Company had interest income of $0.1 million from amounts outstanding under the loans in 2000, 2001 and 2002.

10. Investments in Affiliates

      On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom. On June 8, 2000, the Company completed a joint venture with Lattice Group, the former arm of BG Group plc, which runs Britain’s natural gas network. The Company and Lattice Group each owned 50% of the joint venture. Lattice Group transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company provided intellectual property and wireless network development skills. The Company contributed $164.1 million in cash to be used for future developments and possible acquisitions. The Company also contributed Ample Design to the joint venture. In May 2001, the Company loaned the joint venture $25.0 million to fund acquisitions. In October 2001, the Company sold its ownership interest in the joint venture to Lattice Group for $4.0 million and agreed to accept $5.0 million as payment in full for the loan. As a result, the Company recorded a loss on the investment in the joint venture of $121.9 million and a loss in the loan to the joint venture of $20.0 million in other expense in 2001. In addition, the Company recorded $7.7 million and $61.1 million in other expense related to its equity in the net loss of the joint venture in 2000 and 2001, respectively. As of December 31, 2002, the Company had no remaining investment in the joint venture and no remaining outstanding loan balance.

      The Company had a revolving loan arrangement with an affiliate under which the affiliate may borrow up to $14.4 million. The loan accrues interest at 12% and is collateralized by property, equipment, investments, contracts and other assets of the affiliate. The affiliate owed $12.0 million, including accrued interest, to the Company under the loan at December 31, 2001. The Company had interest income of $0.6 million and $1.2 million from amounts outstanding under the loan in 2000 and 2001, respectively. The affiliate primarily provides wireless communications access to facilities owned by the New York Port Authority. The affiliate’s business plan was negatively impacted by the attack on the World Trade Center in September 2001. As a

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result, the Company recorded a $7.0 million charge in other income (expense) to reduce the book value of the loan to its estimated net realizable value in the year ended December 31, 2001. In July 2002, the Company sold all its interests in the affiliate and recorded a gain of $1.4 million. As of December 31, 2002, the Company had no remaining investment in the affiliate and no remaining outstanding loan balance or commitment.

11. Acquisition Activity

      General — Acquisition activity, asset acquisitions and business combinations were accounted for using the purchase method of accounting. For business combinations, the purchase prices have been allocated to the net assets acquired, principally tangible and intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets and, prior to the adoption of SFAS 142 as discussed in Note 2, was being amortized on a straight-line basis over 15 years. The operating results of these acquisitions have been included in the Company’s consolidated results of operations from the date of acquisition. For asset acquisitions, the cost was assigned to the assets acquired.

      2002 Acquisitions — SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in common stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 down to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of common stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of common stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to co-locate tenants on the towers. The average term of the sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

      Subject to the conditions described in the sublease, SBC also has the right to substitute other available space on the tower for the reserved space, and a right of first refusal as to available space that the Company intends to sublease to a third party. For the first 300 times SBC exercises its right of first refusal, SBC is required to pay the Company rent for the applicable space equal to the lesser of the rent that would have been charged to the proposed third-party and a rent that is proportional to the monthly fee under the sublease. After the first 300 times that SBC exercises its right of first refusal, SBC is required to pay the Company rent for the applicable space equal to the rent that would have been charged to the third-party.

      The Company will have the option to purchase the sites subject to the sublease upon the expiration of the sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers subleased to date was approximately $219.3 million as of December 31, 2002 and will accrete at a rate of 10% per year to the applicable expiration of the sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which monthly fee shall be subject to an annual increase based on changes in the consumer price index.

      On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new co-location revenue on the towers remaining to be subleased after February 25, 2002. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million that was expensed as part of the related restructuring charge. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, the Company sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease.

      From the initial closing on December 14, 2000 through a closing on February 25, 2002, the Company leased or subleased a total of 2,706 towers under the terms of the amended agreement. The parties agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004. The total purchase price for the 600 towers is expected to be approximately $156 million.

      In 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of common stock valued at $1.7 million.

      As of December 31, 2002, the Company had issued approximately 9.9 million shares of common stock to SBC pursuant to the SBC acquisition agreements. As part of the Plan of Reorganization discussed in Note 2, on February 10, 2003 the Company issued to SBC 12.1 million shares of Old Common Stock in full satisfaction of any obligation to issue SBC further stock or make any further adjustment payment. Of the 12.1 million shares, the Company issued 7.5 million shares of Old Common Stock in connection with the adjustment payment described above and 4.7 million shares of Old Common Stock as an advance payment on the purchase of the remaining 600 towers. All of these shares of Old Common Stock were exchanged for new warrants under the Plan of Reorganization. As a result, at all future closings with SBC, the stock portion of the payment for each site has been paid in full.

      2001 Acquisitions — During the year ended December 31, 2001, the Company consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate purchase price of $722.8 million, including the issuance of approximately 7.9 million shares of common stock valued at $122.8 million. The principal transactions were as follows:

      AirTouch Transaction — On February 16, 2000, the Company entered into an agreement with AirTouch Communications (now Verizon Wireless) and several of its affiliates, under which the Company agreed to lease or sublease up to 430 communications towers located throughout southern California for $155.0 million. As partial security for obligations under the agreement to sublease, the Company deposited $23.0 million into escrow. Under the terms of the agreement, the Company will manage, maintain and lease the available space on the AirTouch towers covered by the agreement. AirTouch will pay a monthly fee per site for its cellular, microwave and paging facilities. The Company also has the right to lease available tower space to co-location tenant in specified situations. In addition, the Company entered into a three-year exclusive build-to-suit agreement with AirTouch in southern California. Under the terms of the build-to-suit agreement, the Company will develop and construct locations for wireless communications towers on real property designated by AirTouch.

      The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, the

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company made its lease or sublease payments for towers included in that closing according to a formula contained in the master sublease. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company. In March 2001, the Company agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. On June 29, 2001, the Company subleased 6 towers for aggregate consideration of $2.0 million.

      SBC Transaction — As discussed above, in 2000 the Company entered into an agreement to acquire lease or sublease interests in communications towers from SBC and several of its affiliates. In the year ended December 31, 2001, the Company subleased 1,926 towers, for which it paid $493.9 million in cash and issued 7.2 million shares of common stock valued at $121.2 million.

      Paxson — On December 19, 2001 the Company acquired 21 broadcast towers and management rights to 15 broadcast towers from Paxson for $34.0 million in cash.

      Nextel Acquisitions — During 1999, the Company acquired 2,000 communications towers from affiliates of Nextel and also entered into a master site commitment agreement with these affiliates. Under the terms of this agreement, Nextel offered SpectraSite exclusive opportunities relating to the purchase or construction of up to 2,111 communications sites. During 2001, the Company acquired 192 wireless communications towers from Nextel and its affiliates under this agreement for a total purchase price of $33.7 million in cash. In 2002, the number of sites purchased or constructed or made available for co-location under the master site commitment agreement reached 2,111, and the agreement terminated.

      Pursuant to the tower acquisitions and entering into the master site commitment agreement in 1999, SpectraSite and Nextel and SpectraSite and Nextel Partners entered into master site lease agreements. Under these agreements, SpectraSite has agreed to lease to Nextel and Nextel Partners space on wireless communications towers or other transmission space. These lease agreements provide for a monthly rental payment of $1,600 per month. On each annual anniversary of a given lease’s commencement, the rent owed under the lease will increase by 3%.

      The term of each lease contracted under the agreement is at least five years, with a right to extend for five successive five-year periods. In some cases, the initial lease term will be six, seven or eight years. The lease is automatically renewed unless the tenant submits notification of its intent to terminate the lease, when its current term expires, prior to such expiration.

      SpectraSite and Nextel also entered into a security and subordination agreement under which SpectraSite granted to Nextel a continuing security interest in the assets acquired in the Nextel tower acquisition or acquired or constructed under the master site commitment agreement. This interest secures SpectraSite’s obligations under the Nextel master site lease agreement and the Nextel Partners master site lease agreement. The terms of an intercreditor agreement render Nextel’s lien and the other rights and remedies of Nextel under the security and subordination agreement subordinate and subject to the rights and remedies of the lenders under Communications’ credit facility.

      2000 Acquisitions — During the year ended December 31, 2000, the Company consummated transactions involving the acquisition of various communications sites and service providers for an estimated purchase price of $765.1 million, including the issuance of approximately 9.2 million shares of the Company’s common stock valued at $165.0 million. The purchase price also includes the issuance of 191,465 options to purchase

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s common stock at a price of $3.58 per share. These options were valued at $2.0 million using the Black-Scholes option-pricing model. The principal transactions were as follows:

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

      Nextel Acquisitions — During 1999, the Company entered into a master site commitment agreement with certain of Nextel’s subsidiaries. During 2000, the Company acquired 479 wireless communications towers from Nextel and its affiliates under this agreement for a total purchase price of $86.9 million in cash.

      U.S. RealTel Transaction — On December 8, 2000, the Company purchased substantially all of the United States assets and operations of U.S. RealTel, Inc. for a purchase price of $16.5 million in cash. U.S. RealTel is an international provider of rooftop and in-building telecommunications access.

12. Restructuring and Non-recurring Charges

      In May 2002, the Company announced that it would terminate its build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, the Company recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that were terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of severance for 155 employees. In addition, we recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In May 2001, the Company announced that it would consolidate its rooftop management operations and recorded a non-recurring charge of $35.8 million. Of this amount, $29.6 million related to the write-off of goodwill, determined using the present value of estimated cash flows, $5.1 million related to the write-down of long-term assets and $1.1 million related to the costs of severance of 80 employees and other costs related to the consolidation of these operations.

      In June 2001, the Company announced that it would divest its site leasing operations in Mexico. As a result, the Company recorded non-recurring charges of $32.2 million of which $10.7 million related to the write-off of goodwill, $17.6 million related to the write-down of long-term assets and $3.9 million related to the costs severance of 21 employees and other costs related to the divestiture. Also in June 2001, the Company announced that it would close operations from the purchase of Vertical Properties. As a result, the Company recorded non-recurring charges of $4.3 million of which $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of severance of 2 employees and other costs related to the closing.

      In November 2001, the Company announced that it would reduce its planned new tower acquisition and construction programs for 2002. As a result of the reduced new tower activity, the Company recorded restructuring charges of $70.3 million. Of this amount, $27.7 million was related to the write-off of work in progress related to sites in development that the Company terminated, $4.8 million was related to the costs of closing certain offices and $2.8 million was related to the costs of severance of 201 employees. The Company also completed an amendment to modify its agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment provides for the number of towers to be subleased to be reduced by 300 and for the sublease date on at least 850 towers to be postponed to 2003 and January 2004. In exchange for these modifications, the Company paid a contract amendment fee of $35.0 million that has been included in the restructuring charge in 2001.

      The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accrued and other expenses in the accompanying condensed consolidated balance sheets.

	Liability	Additional		Liability
	as of	Restructuring		as of
	December 31, 2001	Charges	Cash Payments	December 31, 2002

	(in thousands)
Accrued restructuring liabilities:
Employee severance	$2,431	$4,667	$(3,882)	$3,216
Lease termination and office closing costs	2,419	3,245	(2,103)	3,561

Total	$4,850	$7,912	$(5,985)	$6,777

13. Business Segments

      Prior to its decision to sell its network services division, the Company operated in two business segments: site leasing and network services. As a result of the decision to sell network services, the Company has changed its internal organization so that it now operates in two different business segments: wireless and broadcast. Prior period information has been restated to conform to the current organization. The wireless segment provides for leasing and subleasing of antenna sites on multi-tenant towers for a diverse range of wireless communication services. The broadcast segment offers leasing and subleasing of antenna sites for broadcast communication services and a broad range of broadcast development services, including broadcast tower design and construction and antenna installation.

      In evaluating financial performance, management focuses on operating profit (loss), excluding depreciation and amortization and restructuring and non-recurring charges. This measure of operating profit (loss) is

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also before interest income, interest expense, other income (expense) and income taxes. All reported segment revenues are generated from external customers, as intersegment revenues are not significant.

      Summarized financial information concerning each reportable segment is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to a specific segment.

	Wireless	Broadcast	Other	Total

	(in thousands)
Year ended December 31, 2002
Revenues	$261,189	$48,145	$—	$309,334
Loss from continuing operations before income taxes	132,890	17,147	(487,883)	(337,846)
Assets	2,195,775	174,902	207,779	2,578,456
Goodwill	60,626	—	—	60,626
Additions to property and equipment	52,020	14,395	7,816	74,231
Year ended December 31, 2001
Revenues	$210,187	$49,638	$—	$259,825
Loss from continuing operations before income taxes	87,820	10,215	(758,107)	(660,072)
Assets	2,195,775	174,902	207,779	2,578,456
Goodwill	102,976	122,445	211,929	437,350
Additions to property and equipment	966,087	54,775	77,782	1,098,644
Year ended December 31, 2000
Revenues	$112,730	$42,339	$—	$155,069
Loss from continuing operations before income taxes	44,414	5,972	(213,001)	(162,615)
Assets	2,195,775	174,902	207,779	2,578,456
Goodwill	150,855	132,925	221,821	505,601
Additions to property and equipment	700,877	97,180	27,230	825,287

      Net revenues were located in geographic areas as follows:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
United States	$154,246	$258,549	$308,675
Canada	823	1,139	659
Mexico	—	137	—

Consolidated net revenues	$155,069	$259,825	$309,334

      Long-lived assets were located in geographic areas as follows:

	Year Ended December 31,

	2001	2002

	(in thousands)
United States	$3,011,744	$2,452,569
Canada	2,944	3,003

Consolidated long-lived assets	$3,014,688	$2,455,572

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the years ended December 31, 2001 and 2002 is as follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in thousands, except per share data)
2002
Revenues	$72,404	$75,869	$79,340	$81,721
Gross profit(1)	(18,629)	(21,922)	(16,167)	(11,619)
Restructuring and non-recurring charges	—	(28,570)	—	—
Income (loss) from discontinued operations	2,012	(4,797)	(51,147)	(5,320)
Net loss(2)	(452,531)	(127,568)	(134,592)	(60,293)
Net loss per common share, basic and diluted	$(3.03)	$(0.83)	$(0.87)	$(0.39)
2001
Revenues	$55,312	$65,199	$66,590	$72,724
Gross profit(1)	(19,745)	(24,169)	(25,914)	(29,272)
Restructuring and non-recurring charges	—	(72,323)	—	(70,276)
Income from discontinued operations	1,216	499	3,073	1,070
Net loss	(63,898)	(187,033)	(241,140)	(162,698)
Net loss per common share, basic and diluted	$(0.44)	$(1.24)	$(1.59)	$(1.06)

(1)	Represents revenues less operating expenses excluding restructuring and non-recurring charges.

(2)	Includes a charge in the quarter ended March 31, 2002 of $376,753, or $2.45 per share, for the cumulative effect of a change in accounting for goodwill related to the adoption of SFAS 142.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpectraSite, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cary, State of North Carolina, on March 25, 2003.

SPECTRASITE, INC.

By:	/s/ STEPHEN H. CLARK

Stephen H. Clark
President, Chief Executive Officer and Director

      SpectraSite, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints Stephen H. Clark and David P. Tomick, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or either of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of SpectraSite, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN H. CLARK Stephen H. Clark	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2003
/s/ DAVID P. TOMICK David P. Tomick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ GABRIELA GONZALEZ Gabriela Gonzalez	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 25, 2003
/s/ PAUL M. ALBERT, JR. Paul M. Albert, Jr.	Director	March 25, 2003
/s/ GARY S. HOWARD Gary S. Howard	Director	March 25, 2003
/s/ ROBERT KATZ Robert Katz	Director and Lead Director	March 25, 2003
/s/ RICHARD MASSON Richard Masson	Director	March 25, 2003

CERTIFICATIONS

I, Stephen H. Clark, as Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of SpectraSite, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ STEPHEN H. CLARK -------------------------------------------------------- Stephen H. Clark Chief Executive Officer

I, David P. Tomick, as Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of SpectraSite, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ DAVID P. TOMICK -------------------------------------------------------- David P. Tomick Executive Vice President, Chief Executive Officer