Form 10-Q
period 2003-03-31
SPECTRASITE INC
filed 2003-05-08
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 0-27217

SpectraSite, Inc.

(Name of registrant as specified in its charter)

Delaware	4899	56-2027322
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

SpectraSite, Inc.

400 Regency Forest Drive
Cary, North Carolina 27511
(919) 468-0112
(Address and telephone number of principal executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of April 30, 2003, the registrant had only one outstanding class of common stock, of which there were 23,587,085 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited; Reorganized Company) and December 31, 2002 (Predecessor Company)	2
Unaudited Condensed Consolidated Statements of Operations for the two months ended March 31, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the three months ended March 31, 2002 (Predecessor Company)	3
Unaudited Condensed Consolidated Statements of Cash Flows for the two months ended March 31, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the three months ended March 31, 2002 (Predecessor Company)	4
Notes to the Unaudited Condensed Consolidated Financial Statements	5
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4 — CONTROLS AND PROCEDURES	29
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	29
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS	29
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5 — OTHER INFORMATION	30
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	30
SIGNATURES	32
CERTIFICATIONS	33

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At March 31, 2003 and December 31, 2002

	Reorganized	Predecessor
	Company	Company
	March 31, 2003	December 31, 2002

	(Dollars in thousands)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,904	$80,961
Accounts receivable, net of allowance of $10,109 and $11,431, respectively	8,647	15,180
Costs and estimated earnings in excess of billings	3,184	2,169
Inventories	7,696	7,878
Prepaid expenses and other	15,468	16,696

Total current assets	122,899	122,884
Property and equipment, net	1,252,260	2,292,945
Goodwill, net	—	60,626
Other assets	222,328	102,001

Total assets	$1,597,487	$2,578,456

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,420	$13,029
Accrued and other expenses	103,556	66,280
Billings in excess of costs and estimated earnings	502	703
Current portion of credit facility	—	2,244

Total current liabilities	124,478	82,256

Long-term portion of credit facility	706,955	780,711
Other long-term liabilities	81,888	27,330

Total long-term liabilities	788,843	808,041

Liabilities subject to compromise (Note 2)	—	1,763,286

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at December 31, 2002.	—	154
Common stock, $0.01 par value, 250,000,000 shares authorized, 23,587,085 issued and outstanding at March 31, 2003.	236	—
Additional paid-in-capital	685,494	1,624,939
Accumulated other comprehensive income (loss)	128	(355)
Accumulated deficit	(1,692)	(1,699,865)

Total shareholders’ equity (deficit)	684,166	(75,127)

Total liabilities and shareholders’ equity (deficit)	$1,597,487	$2,578,456

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized	Predecessor	Predecessor
	Company	Company	Company
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2003	January 31, 2003	March 31, 2002

	(In thousands, except per share amounts)
Revenues:
Site leasing	$51,069	$25,556	$65,952
Broadcast services	3,575	1,237	6,452

Total revenues	54,644	26,793	72,404

Operating Expenses:
Costs of operations, excluding depreciation, amortization and accretion expense:
Site leasing	17,060	8,840	25,505
Broadcast services	2,889	1,492	5,370
Selling, general and administrative expenses	8,686	4,280	15,520
Depreciation, amortization and accretion expenses	16,826	16,075	44,638

Total operating expenses	45,461	30,687	91,033

Operating income (loss)	9,183	(3,894)	(18,629)

Other income (expense):
Interest income	217	137	84
Interest expense	(9,261)	(4,721)	(58,697)
Gain on debt discharge	—	1,034,764	—
Other expense	(1,229)	(493)	(387)

Total other income (expense)	(10,273)	1,029,687	(59,000)

Income (loss) from continuing operations before income taxes	(1,090)	1,025,793	(77,629)
Income tax expense	602	5	161

Income (loss) from continuing operations	(1,692)	1,025,788	(77,790)
Reorganization items:
Adjust accounts to fair value	—	(644,688)	—
Professional and other fees	—	(23,894)	—

Total reorganization items	—	(668,582)	—

Income (loss) before discontinued operations	(1,692)	357,206	(77,790)
Discontinued operations:
Income from operations of discontinued segment, net of income tax expense	—	—	2,012

Income (loss) before cumulative effect of change in accounting principle	(1,692)	357,206	(75,778)
Cumulative effect of change in accounting principle	—	(12,236)	(376,753)

Net income (loss)	$(1,692)	$344,970	$(452,531)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.07)	$6.66	$(0.51)
Reorganization items	—	(4.34)	—
Discontinued operations	—	—	0.01
Cumulative effect of change in accounting	—	(0.08)	(2.45)

Net income (loss)	$(0.07)	$2.24	$(2.95)

Weighted average common shares outstanding (basic and diluted)	23,587	154,014	153,654

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized	Predecessor	Predecessor
	Company	Company	Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31, 2003	January 31, 2003	March 31, 2002

	(Dollars in thousands)
Operating activities
Net income (loss)	$(1,692)	$344,970	$(452,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,889	15,609	45,559
Cumulative effect of change in accounting principle	—	12,236	376,753
Amortization of intangible assets	2,509	252	516
Amortization of debt issuance costs	790	425	2,633
Amortization of asset retirement obligation	429	214
Amortization of senior discount notes	—	—	29,941
Writeoff of debt issuance costs	1,614	—	—
Non-cash compensation charges	—	—	289
(Gain) loss on disposal of assets	1,203	(84)	70
Gain on debt discharge	—	(1,034,764)	—
Adjust accounts to fair value	—	644,688	—
Equity in net loss of affiliates	—	—	459
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,488	5,045	31,003
Costs and estimated earnings in excess of billings, net	(944)	(272)	(8,245)
Inventories	184	(2)	(1,158)
Prepaid expenses and other	(1,003)	(2,238)	(1,289)
Accounts payable	(6,170)	13,549	(15,177)
Other liabilities	(370)	6,264	(4,621)

Net cash provided by operating activities	11,927	5,892	4,202

Investing activities
Purchases of property and equipment	(2,255)	(2,737)	(39,018)
Loans to affiliates	—	—	(750)
Proceeds from the sale of assets	81,128	—	—

Net cash provided by (used in) investing activities	78,873	(2,737)	(39,768)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	478
Proceeds from issuance of long-term debt	—	—	90,000
Repayments of debt	(76,128)	(10,884)	(867)
Debt issuance costs	—	—	(25)

Net cash provided by (used in) financing activities	(76,128)	(10,884)	89,586

Net increase (decrease) in cash and cash equivalents	14,672	(7,729)	54,020
Cash and cash equivalents at beginning of period	73,232	80,961	31,547

Cash and cash equivalents at end of period	$87,904	$73,232	$85,567

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,263	$4,265	$23,718
Cash paid during the period for income taxes	602	5	685
Supplemental disclosures of noncash investing and financing activities:
Common stock issued for deposits	$—	$408	$—
Common stock issued for property and equipment	—	—	1,678
Capital lease obligations incurred for the purchase of property and equipment	68	—	4,357

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

      SpectraSite, Inc. (“SpectraSite”), formerly known as SpectraSite Holdings, Inc., and its wholly owned subsidiaries (collectively referred to as the “Company”) are principally engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing antenna sites on multi-tenant towers, the leasing of distributed antenna systems within buildings, managing rooftop telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers in the United States.

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2003 and the Company’s emergence from chapter 11 resulted in a new reporting entity. Under “fresh start” accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

      Site leasing revenues are recognized when earned based on lease agreements. Rental increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease. Broadcast service revenues related to construction activities are derived from service contracts with customers that provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For fixed price contracts, revenues are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Allowance for Uncollectible Accounts

      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to us is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $11.4 million and $10.1 million as of December 31, 2002 and March 31, 2003, respectively.

     Significant Customers

      The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries, primarily in the United States. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

      One customer, which was a significant shareholder of the Predecessor Company’s common stock, accounted for 31%, 28% and 29% of revenues in the three months ended March 31, 2002, the one month ended January 31, 2003 and the two months ended March 31, 2003, respectively. In addition, another customer, which is an affiliate of a former significant shareholder of the Predecessor Company’s common stock, accounted for 20%, 22% and 19% of the Company’s revenues in the three months ended March 31, 2002, the one month ended January 31, 2003 and the two months ended March 31, 2003, respectively. This customer also accounted for 21% and 14% of accounts receivable at December 31, 2002 and March 31, 2003, respectively.

     Property and Equipment

      Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

     Goodwill

      The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. On an ongoing basis, the Company assesses the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. The Company estimates future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

      On January 1, 2002, the Company performed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million, or $2.45 per share, to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied value. In accordance with SFAS 142, the

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations. In connection with the Company’s adoption of fresh start accounting on January 31, 2003, impairment tests of goodwill were performed. As a result, the remaining $60.6 million of goodwill related to our wireless tower unit was written off. This charge is included in Reorganization items in the consolidated financial statements.

     Customer Contracts

      Upon completion of the Company’s reorganization and the implementation of fresh start accounting, the Company recorded intangible assets relating to the fair value of customer contracts in the amount of $190.9 million as of January 31, 2003. These contracts are amortized over the lesser of the remaining life of the lease contract or the remaining life of the related tower asset, not to exceed 15 years for wireless towers and 30 years for broadcast towers. Customer contracts, less accumulated amortization, were $188.7 million as of March 31, 2003 and are classified as other assets in the unaudited condensed consolidated financial statements.

     Derivative Financial Instruments

      The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Instruments and Certain Hedging Activities (“SFAS 138”) and as further amended by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company records derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair values of derivative financial instruments are either recognized in earnings or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

      In February 2003, the Company entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of March 31, 2003, the carrying amount and fair value of this instrument was $0.8 million and is included in Other Assets in the unaudited condensed consolidated financial statements.

Restructuring and Non-recurring Charges

      The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accrued and other expenses in the accompanying condensed consolidated balance sheets.

		Cash Payments	Cash Payments
		for the One	for the Two
	Liability as of	Month Ended	Months Ended	Liability as of
	December 31, 2002	January 31, 2003	March 31, 2003	March 31, 2003

	(In thousands)
Accrued restructuring liabilities:
Employee severance	$3,216	$(182)	$(375)	$2,659
Lease termination and office closing costs	3,561	(421)	(267)	2,873

Total	$6,777	$(603)	$(642)	$5,532

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Income Taxes

      The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

Earnings Per Share

      Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share.” During the three months ended March 31, 2002 and the one month ended January 31, 2003, the Company had potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. Upon completion of the Company’s reorganization, the convertible notes were exchanged for shares of common stock, par value $0.01 per share (“New Common Stock”) and all outstanding warrants and stock options were cancelled. These potential common stock equivalents were not included in diluted earnings (loss) per share for the three months ended March 31, 2002 and the one month ended January 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are the same for the three months ended March 31, 2002 and for the one month ended January 31, 2003.

      As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 1.25 million shares of New Common Stock at a price of $32.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in New Common Stock to employees and directors. Approximately 2.7 million options to purchase new common stock were granted under this plan in March 2003. During the two months ended March 31, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on New Common Stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the two months ended March 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the two months ended March 31, 2003.

Comprehensive Income (Loss)

      Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains (losses) as follows (in thousands):

	Reorganized
	Company	Predecessor Company

	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31, 2003	January 31, 2003	March 31, 2002

Reported net income (loss)	$(1,692)	$344,970	$(452,531)
Foreign currency translation adjustment	(5)	(129)	6
Unrealized holding gains (losses) arising during the period	133	(200)	(16,675)

Comprehensive income (loss)	$(1,564)	$(344,641)	$(469,200)

Contingencies

      The Company is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Reclassifications

      Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity (deficit).

Unaudited Interim Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments for the Predecessor Company for the three months ended March 31, 2002 and normal recurring adjustments and fresh start accounting adjustments for the Predecessor and Reorganized Companies for the three months ended March 31, 2003), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January 31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

2. Plan of Reorganization

      On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”). On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of Reorganization, as modified on that date (the “Plan”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan were met by February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy.

      The Plan provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 23.75 million shares of common stock, par value $0.01 per share (“New Common Stock”); (ii) the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of the Effective Date (the “Old Common Stock”) received warrants immediately exercisable into 1.25 million shares of New Common Stock at a price of $32.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

      The consolidated financial statements as of December 31, 2002 include adjustments and reclassifications to reflect affected liabilities as “Liabilities Subject to Compromise.” These liabilities were settled in accordance with the Plan. The liabilities subject to compromise as of December 31, 2002 were as follows (in thousands):

10 3/4% Senior Notes Due 2010	$200,000
12 1/2% Senior Notes Due 2010	200,000
6 3/4% Senior Convertible Notes Due 2010	200,000
12% Senior Discount Notes Due 2008, net of discount	208,479
11 1/4% Senior Discount Notes Due 2009, net of discount	502,644
12 7/8% Senior Discount Notes Due 2010, net of discount	418,580
Accrued interest	33,583

Total liabilities subject to compromise	$1,763,286

      SpectraSite incurred costs directly associated with the chapter 11 proceedings of $23.9 million in the one month ended January 31, 2003. These costs are included in reorganization expense in the unaudited condensed consolidated statement of operations.

      In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2003 and the Company’s emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the unaudited condensed consolidated statement of operations for the one month ended January 31, 2003. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after January 31, 2003 are not comparable to the Company’s financial statements for prior periods.

      The reorganization value used in adopting fresh start accounting was $685.7 million based on the fair market value of the senior notes, senior discount notes and senior convertible notes at the Effective Date, the date these instruments were exchanged for New Common Stock and the value of warrants issued on that date based on the Black-Scholes option pricing model. The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company’s Unaudited Condensed Consolidated Balance Sheet as of January 31, 2003:

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

		Reorganization
	Predecessor	and		Reorganized
	Company	Fresh Start		Company
	January 31, 2003	Adjustments	Ref	January 31, 2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	10,134	—		10,134
Costs and estimated earnings in excess of billings	2,198	—		2,198
Inventories	7,880	—		7,880
Prepaid expenses and other	17,903	(531)	(2)	17,372

Total current assets	111,557	(741)		110,816
Property and equipment, net	2,303,368	(957,210)	(3)	1,346,158
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	102,024	122,181	(2),(4)	224,205

Total assets	$2,577,575	$(896,396)		$1,681,179

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,407	$16,184	(1)	$26,591
Accrued and other expenses	65,039	38,047	(5)	103,086
Billings in excess of costs and estimated earnings	458	—		458
Current portion of credit facility	2,244	—		2,244

Total current liabilities	78,148	54,231		132,379

Long-term portion of credit facility	780,711	—		780,711
Other long-term liabilities	52,108	30,251	(5)	82,359

Total long-term liabilities	832,819	30,251		863,070

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized 154,013,917 issued and outstanding actual at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized 23,587,085 issued and outstanding at January 31, 2003 (Reorganized Company).	154	82	(4)	236
Additional paid-in-capital and warrants	1,624,939	(939,445)	(4)	685,494
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total shareholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and shareholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock and warrants; and the issuance of the New Common Stock and warrants.

(5)	To record liabilities associated with unfavorable contracts at fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3. Property and Equipment

      Property and equipment consist of the following:

	Reorganized	Predecessor
	Company	Company
	March 31,	December 31,
	2003	2002

	(In thousands)
Towers	$1,195,977	$2,548,712
Equipment	15,027	39,181
Land	16,200	18,081
Buildings	26,914	32,219
Other	4,625	38,217

	1,258,743	2,676,410
Less accumulated depreciation	(13,880)	(401,467)

	1,244,863	2,274,943
Construction in progress	7,397	18,002

Property and equipment, net	$1,252,260	$2,292,945

4. Recent Accounting Pronouncements

      In June 2001, FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases which require removal of the tower upon expiration. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. The following table displays activity related to the asset retirement obligation:

	Liability		Revisions in	Liability
	as of	Accretion	Estimated	as of
	January 1, 2003	Expense	Cash Flows	March 31, 2003

(In thousands)
Asset retirement obligation	$35,442	$643	$(8)	$36,077

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

      Pro forma results of operations for the three months ended March 31, 2002 had we adopted SFAS 143 on January 1, 2002 are as follows:

Predecessor Company
Three Months Ended
March 31, 2002

(In thousands,
except per
share amounts)
Reported net loss	$(452,531)
Additional depreciation of property and equipment	(462)
Accretion of asset retirement obligation	(590)

Adjusted net loss	$(453,583)

Basic and diluted earnings per share:
Reported net loss per share	$(2.95)
Additional depreciation of property and equipment	—
Accretion of asset retirement obligation	—

Adjusted net loss per share	$(2.95)

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”). SFAS 4 required that gains and losses from extinguishment of debt included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will generally be classified as part of other income (expense) on the Company’s consolidated statement of operations. The Company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit or disposal activities to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company adopted the provisions of SFAS 146 on January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 were effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, as previously amended by SFAS 138. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial condition, results of operations, or cash flows.

5. Acquisition Activities

      SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of SpectraSite’s Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 down to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of Old Common Stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of common stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to co-locate tenants on the towers. The average term of the sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

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

      The Company will have the option to purchase the sites subject to the sublease upon the expiration of the sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers subleased to date was approximately $190.1 million as of March 31, 2003 and will accrete at a rate of 10% per year to the applicable expiration of the sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which monthly fee shall be subject to an annual increase based on changes in the consumer price index.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

      On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new co-location revenue on the towers remaining to be subleased after February 25, 2002. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million that was expensed. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, the Company sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the Condensed Consolidated Financial Statements. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the two months ended March 31, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $0.4 million and $0.2 million, respectively.

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

      In the quarter ended March 31, 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of Old Common Stock valued at $1.7 million. The Company did not sublease any towers in the quarter ended March 31, 2003.

      As of December 31, 2002, the Company had issued approximately 9.9 million shares of Old Common Stock to SBC pursuant to the SBC acquisition agreements. As part of the Plan of Reorganization discussed in Note 2, on February 10, 2003 the Company issued to SBC 12.1 million shares of Old Common Stock in full satisfaction of any obligation to issue SBC further stock or make any further adjustment payment. Of the 12.1 million shares, the Company issued 7.5 million shares of Old Common Stock in connection with the adjustment payment described above and 4.7 million shares of Old Common Stock as an advance payment on the purchase of the remaining 600 towers. All of these shares of Old Common Stock were exchanged for new warrants under the Plan of Reorganization. As a result, at all future closings with SBC, the stock portion of the payment for each site has been paid in full.

6. Financing Transactions

Credit Facility

      SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility totaling $1.0 billion. The credit facility includes a $300.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007. The credit facility also includes a $301.7 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on June 30, 2005 and ending on June 30, 2007 and a $405.3 million term

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

      With the proceeds of the sale of towers to Cingular discussed in Note 5, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on February 19, 2003. In connection with these repayments, Communications wrote off $1.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations. As of March 31, 2003, Communications has $707.0 million outstanding under the credit facility. The remaining $300.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $191 million under the revolving credit facility as of March 31, 2003 while remaining in compliance with the applicable covenants.

      At March 31, 2003, amounts due under the credit facility are as follows:

Maturities

(In thousands)
2003	$—
2004	—
2005	53,010
2006	124,342
2007	529,603

Total	$706,955

      Prior to February 10, 2003, the revolving credit loans and the multiple draw term loan bore interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin of 2.50% per annum or the Eurodollar rate plus an applicable margin of 3.75% per annum. After February 10, 2003, the revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter.

      The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2002 was 5.94%. Prior to February 10, 2003, the term loan bore interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 3.25% per annum or the Eurodollar rate plus 4.50% per annum. After February 10, 2003, the term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

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

      SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries, a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries. The credit

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA (as defined in the credit facility), a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

      The agent banks under the Company’s credit facility have advised the Company that they have approved a proposed amendment to the facility that will, among other things, reduce our unused $300 million commitment under our revolving credit facility by $100 million in exchange for increasing the ratios in our leverage covenant in certain future periods.

7. Stock Options

      The Company accounts for stock based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees and has not adopted the fair value method of accounting for stock based employee compensation. During 1997, the Company adopted a stock option plan that provided for the purchase of common stock by key employees, directors, advisors and consultants of the Company. In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the one month ended January 31, 2003 and the three months ended March 31, 2002 would have been as follows (in thousands):

	Predecessor Company
	One Month	Three Months
	Ended	Ended
	January 31, 2003	March 31, 2002

Reported net income (loss)	$344,970	$(452,531)
Non-cash compensation charges included in net income (loss)	—	289
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(694)	(3,913)

Adjusted net income (loss)	$344,276	$(456,155)

Basic and diluted income (loss) per share:
Reported net income (loss)	$2.24	$(2.95)
Non-cash compensation charges included in net income (loss)	—	—
Stock-based employee compensation cost that would have been included in net loss under the fair value method	—	(0.02)

Adjusted net income (loss)	$2.24	$(2.97)

      Also on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in New Common Stock to employees and directors. In March 2003, the Company granted approximately 2.7 million options to purchase New Common Stock under this plan. Had compensation cost for the Company’s stock options to purchase New Common Stock been determined based on the fair value at

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the two months ended March 31, 2003 would have been as follows (in thousands):

Reorganized
Company
Two Months
Ended
March 31, 2003

Reported net loss	$(1,692)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(343)

Adjusted net loss	$(2,035)

Basic and diluted loss per share:
Reported net loss	$(0.07)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.02)

Adjusted net loss	$(0.09)

8. Discontinued Operations

      On December 31, 2002, the Company sold its network services division. Network services revenues for the three months ended March 31, 2002 were $41.8 million. Network services income before taxes for the three months ended March 31, 2002 was $2.1 million. The Company recorded a loss on disposal of the network services division of $47.0 million in 2002. The results of the network services division’s operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

9. Business Segments

      The Company operates in two business segments: wireless and broadcast. The wireless segment provides for leasing and subleasing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing and subleasing of antenna sites for broadcast communication services and a broad range of broadcast development services, including broadcast tower design and construction and antenna installation.

      Summarized financial information concerning the reportable segments as of and for the two months ended March 31, 2003, the one month ended January 31, 2003 and the three months ended March 31, 2002 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses, depreciation and amortization, restructuring and other non-recurring charges and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

allocated to a specific segment. All reported segment revenues are generated from external customers as intersegment revenues are not significant.

	Wireless	Broadcast	Other	Total

	(In thousands)
Two months ended March 31, 2003 (Reorganized Company)
Revenues	$47,417	$7,227	$—	$54,644
Income (loss) from continuing operations before income taxes	25,860	3,213	(30,163)	(1,090)
Assets	1,400,737	88,219	108,531	1,597,487
Additions to property and equipment	972	908	443	2,323
One month ended January 31, 2003 (Predecessor Company)
Revenues	$23,843	$2,950	$—	$26,793
Income from continuing operations before income taxes	13,069	892	1,011,832	1,025,793
Assets	1,354,877	133,324	96,206	1,584,407
Additions to property and equipment	124	1,003	1,610	2,737
Three months ended March 31, 2002 (Predecessor Company)
Revenues	$61,867	$10,537	$—	$72,404
Income (loss) from continuing operations before income taxes	30,115	2,718	(110,462)	(77,629)
Assets	2,320,724	177,089	336,219	2,834,032
Goodwill	60,626	—	—	60,626
Additions to property and equipment	37,313	4,983	2,757	45,053

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We are one of the largest wireless tower operators in the United States. We also operate broadcast towers and are a leading provider of construction services to the broadcast industry in the United States. Our businesses include the ownership and leasing of antenna sites on wireless and broadcast towers, the ownership and leasing of distributed antenna systems within buildings, managing rooftop telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers. After the sale of 545 towers to SBC, we owned or operated 7,488 towers as of March 31, 2003 as compared to 8,036 towers at December 31, 2002.

      On December 31, 2002, we completed the sale of our network services division. Network services’ revenues for the three months ended March 31, 2002 were $41.8 million. The results of network services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

      On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”). On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of Reorganization, as modified on that date (the “Plan”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan were met by February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy.

      The Plan provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 (“Liabilities Subject to Compromise”) received their pro rata share of 23.75 million shares of common stock, par value $0.01 per share (“New Common Stock”); (ii) the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of the Effective Date (the “Old Common Stock”) received warrants immediately exercisable into 1.25 million shares of New Common Stock at a price of $32.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

      This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations and liquidity. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed in our report on Form 10-K for the year ended December 31, 2002 under Item 1a. “Risk Factors,” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

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

Acquisition Activity

2003 Acquisitions

      SBC — On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares of Old Common Stock valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of SpectraSite’s common stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 down to a floor of $12.96. We and SBC entered into a Lease and Sublease Agreement pursuant to which we manage, maintain and lease available space on the SBC towers and have the right to co-locate tenants on the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, we had agreed to build towers for Cingular, an affiliate of SBC, through 2005, under an exclusive build-to-suit agreement. The build-to-suit agreement was terminated on May 15, 2002.

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

      On November 14, 2002, we completed a further amendment to the SBC agreements. This amendment further reduced the maximum number of towers that we will lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, we sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that we will lease or sublease. The following table shows the effects of the sale of the 545 SBC towers on operations for the first quarter of 2003:

			Amounts Adjusted
	Actual	545 SBC	For 545 SBC
	Amounts	Towers Sold	Towers Sold

	(In thousands)
Predecessor Company —
One month ended January 31, 2003:
Site leasing revenues	$25,556	$(1,202)	$24,354
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	8,840	(465)	8,375

Tower cash flow	$16,716	$(737)	$15,979

Reorganized Company —
Two months ended March 31, 2003:
Site leasing revenues	51,069	(368)	50,701
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	17,060	(195)	16,865

Tower cash flow	$34,009	$(173)	$33,836

			Amounts Adjusted
	Actual	545 SBC	For 545 SBC
	Amounts	Towers Sold	Towers Sold

	(In thousands)
Combined Predecessor and Reorganized Company —
Three months ended March 31, 2003:
Site leasing revenues	76,625	(1,570)	75,055
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	25,900	(660)	25,240

Tower cash flow	$50,725	$(910)	$49,815

      From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers. Under the terms of the amended agreement, the parties agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004.

      As of December 31, 2002, we had issued approximately 9.9 million shares of Old Common Stock to SBC pursuant to the SBC agreements. As part of the Plan of Reorganization, on February 10, 2003 we issued SBC 12.1 million shares of Old Common Stock in full satisfaction of any obligation to issue SBC further stock or make any further adjustment payment. Of the 12.1 million shares, we issued 7.5 million shares of Old Common Stock in connection with the adjustment payment described above on shares issued through December 31, 2002 and 4.7 million shares of Old Common Stock as an advance payment on the purchase of the remaining 600 towers. All of these shares of Old Common Stock were exchanged for new warrants under the Plan of Reorganization. As a result, at all future closings with SBC, the stock portion of the payment for each site has been paid in full.

Results of Operations

Three months ended March 31, 2003 compared to the results for the three months ended March 31, 2002.

      On January 28, 2003, the Company’s Plan was confirmed by the Bankruptcy Court and the Company emerged from Bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the three months ended March 31, 2003, discussed below, includes the one month period ended January 31, 2003 for the Predecessor Company and the two months ended March 31, 2003 for the Reorganized Company. See Note 2 for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

      Consolidated revenues for the three months ended March 31, 2003 were $81.4 million, an increase of $9.0 million from the three months ended March 31, 2002. Revenues from site leasing increased to $76.6 million for the three months ended March 31, 2003 from $66.0 million for the three months ended March 31, 2002. The increase was primarily as a result of incremental revenue in 2003 from new co-location tenants on towers that were part of our portfolio on March 31, 2002 and revenues derived from towers acquired or built subsequent to March 31, 2002, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of March 31, 2002, same tower revenue growth was 16% and same tower cash flow increased 22%. After the sale of 545 towers to Cingular, we owned or operated 7,488 towers at March 31, 2003, as compared to 8,015 towers at March 31, 2002.

      Revenues from broadcast services decreased to $4.8 million for the three months ended March 31, 2003 compared to $6.5 million in the three months ended March 31, 2002. The decrease was primarily due to a change in the service mix from large broadcast tower installations to smaller broadcast tower modifications resulting in lower tower fabrication revenues.

      Costs of operations decreased to $30.3 million for the three months ended March 31, 2003 from $30.9 million for the three months ended March 31, 2002. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 33.8% for the three months ended March 31, 2003 from 38.7% for the three months ended March 31, 2002. The decrease was primarily due to increased revenues generated from new co-location tenants on existing towers. As our site leasing operations mature we expect that additional tenants on towers will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants. Costs of operations for broadcast services as a percentage of broadcast services revenues increased to 91.0% for the three months ended March 31, 2003 from 83.2% for the three months ended March 31, 2002, primarily due to lower revenue volumes in 2003.

      Selling, general and administrative expenses decreased to $13.0 million for the three months ended March 31, 2003 from $15.5 million for the three months ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 15.9% for the three months ended March 31, 2003 from 21.4% for the three months ended March 31, 2002. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2002.

      Depreciation, amortization and accretion expenses decreased to $32.9 million for the three months ended March 31, 2003 from $44.6 million for the three months ended March 31, 2002. The decrease was primarily the result of the implementation of fresh start accounting which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

      Interest income increased to $0.4 million for the three months ended March 31, 2003 from $0.1 million in the three months ended March 31, 2002 due to higher cash balances on hand. Interest expense decreased to $14.0 million during the three months ended March 31, 2003 from $58.7 million for the three months ended March 31, 2002. The decrease was due to the extinguishment of the Liabilities Subject to Compromise and a reduction of amounts outstanding under our credit facility.

      On February 10, 2003, we emerged from bankruptcy and the holders of the Liabilities Subject to Compromise received their pro rata share of 23.75 million shares of New Common Stock in exchange for their notes. The excess of the carrying value of the Liabilities Subject to Compromise, net of the related debt issuance costs, over the reorganization value used in adopting fresh start accounting was recorded as a gain on debt discharge of $1.03 billion.

      Other income (expense) was a net expense of $1.7 million in the three months ended March 31, 2003. Of this amount, $1.1 million was related to the loss on sale of assets and $0.6 million related to losses from investments in affiliates accounted for under the equity method. Other income (expense) was a net expense of $0.4 million in the three months ended March 31, 2002. Of this amount, $0.5 million related to losses from investments in affiliates accounted for under the equity method and $0.1 million was related to the gain on sale of assets.

      Income from operations of discontinued segment was $2.0 million in the three months ended March 31, 2002. This segment was sold on December 31, 2002.

Liquidity and Capital Resources

      SpectraSite, Inc. is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. SpectraSite’s only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications.

Cash Flows

      For the three months ended March 31, 2003, cash flows provided by operating activities were $17.8 million as compared to $4.2 million in the three months ended March 31, 2002. The change is primarily attributable to decreased interest payments, decreased accounts receivable, increased accounts payable and increased favorable cash flow generated from operating income (loss) before non-cash compensation charges, depreciation, amortization and accretion (“EBITDA”). EBITDA was $38.2 million in the three months ended March 31, 2003 compared to $26.3 million in the three months ended March 31, 2002. A reconciliation of operating income (loss) to EBITDA is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Operating income (loss)	$5,289	$(18,629)
Add:
Depreciation, amortization and accretion	32,901	44,638
Non-cash compensation charges	—	289

EBITDA	$38,190	$26,298

      For the three months ended March 31, 2003, cash flows provided by investing activities were $76.1 million compared to cash flows used in investing activities of $39.8 million for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million. In addition, we invested $5.0 million and $39.0 million in purchases of property and equipment, primarily related to the acquisition and construction of communications towers, in the three months ended March 31, 2003 and 2002, respectively.

      In the three months ended March 31, 2003, cash flows used in financing activities were $87.0 million, as compared to cash flows provided by financing activities of $89.6 million in the three months ended March 31, 2002. Cash used in financing activities for the three months ended March 31, 2003 consisted primarily of $76.0 million of payments on our credit facility and payments on capital leases of $11.0 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters. The cash provided by financing activities in the three months ended March 31, 2002 was primarily attributable to $90.0 million of draws on our credit facility.

      Free cash flow (deficit) consists of net cash provided by operating activities less capital expenditures. Free cash flow (deficit) is provided because it is a measure commonly used in the communications site industry as a measure of a company’s ability to generate cash from operations. Free cash flow (deficit) is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income or cash flows provided by (used in) operating activities as a measure of performance, cash flows or liquidity. Free cash flow (deficit) is not necessary comparable with similarly titled measures for other companies. We believe that free cash flow (deficit) can assist in comparing company performance on a consistent basis. Free cash flow (deficit) for the three months ended March 31, 2003 and 2002 was calculated as follows.

	2003	2002

	(In thousands)
Net cash provided by operating activities	$17,819	$4,202
Less: Capital expenditures	(4,992)	(39,018)

Free cash flow (deficit)	$12,827	$(34,816)

Financing Transactions

      Communications is party to an amended and restated credit facility totaling $1.0 billion. The credit facility includes a $300.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on June 30, 2004 and ending on June 30, 2007. The credit facility also includes a $301.7 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on June 30, 2005 and ending on June 30, 2007 and a $405.3 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

      With the proceeds of the sale of 545 towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on February 19, 2003. In connection with these repayments, Communications wrote off $1.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations. As of March 31, 2003, Communications has $707.0 million outstanding under the credit facility. The remaining $300.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $191 million under the revolving credit facility as of March 31, 2003 while remaining in compliance with the applicable covenants.

      Prior to February 10, 2003, the revolving credit loans and the multiple draw term loan bore interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin of 2.50% per annum or the Eurodollar rate plus an applicable margin of 3.75% per annum. After February 10, 2003, the revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter.

      Prior to February 10, 2003, the term loan bore interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 3.25% per annum or the Eurodollar rate plus 4.50% per annum. After February 10, 2003, the term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum.

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

      The agent banks under our credit facility have advised us that they have approved a proposed amendment to the facility that will, among other things, reduce our unused $300 million commitment under our revolving credit facility by $100 million in exchange for increasing the ratios in our leverage covenants in future periods.

      In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of March 31, 2003, the carrying amount and fair value of this instrument was $0.8 million and is included in Other Assets in the unaudited condensed consolidated financial statements.

Liquidity and Commitments

      We had cash and cash equivalents of $87.9 million at March 31, 2003. We also had $707.0 million outstanding under our credit facility at that date. The remaining $300.0 million under the credit facility was undrawn. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2003 was 5.17%. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to annualized EBITDA and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could borrow approximately $191 million under the revolving credit facility as of March 31, 2003 while remaining in compliance with these covenants. Our ability to borrow and use cash under the credit facility financial covenants will increase or decrease as our annualized EBITDA (as defined in the credit facility) increases or decreases.

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

      The following table provides a summary of our material debt, lease and other contractual commitments as of March 31, 2003.

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Credit Facility	$706,955	$—	$84,095	$622,860	$—
Capital Lease Payments	1,109	771	338	—	—
Operating Leases Payments	304,209	63,142	100,620	50,655	89,792
SBC Tower Purchase Commitment(1)	156,000	104,000	52,000	—	—

Total Contractual Cash Obligations	$1,168,273	$167,913	$237,053	$673,515	$89,792

(1)	Based on the estimated average purchase price of towers to be acquired from SBC.

      In addition, we had standby letters of credit of $6.3 million and performance bonds of $14.6 million outstanding at March 31, 2003, most of which expire within one year.

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

Property and Equipment

      Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Goodwill

      The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. On an ongoing basis, we assess the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. We estimate future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

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

Derivative Financial Instruments

      Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Instruments and Certain Hedging Activities (“SFAS 138”) and as further amended by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative financial instruments are recorded in the consolidated financial statements at fair value. Changes in the fair values of derivative financial instruments are either recognized in earnings or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We use financial instruments, including variable rate debt, to finance our operations. As of March 31, 2003, we had $707.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 5.17%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $1.9 million in the three months ended March 31, 2003, respectively.

      In addition, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps LIBOR at 7.0% for the next three years.

Item 4.	Controls and Procedures

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

Changes in Internal Controls.

      None.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      As described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, in June 2002, certain holders of SpectraSite’s outstanding Senior Notes and Senior Discount Notes (collectively, the “Notes”) commenced an action in the United States District Court for the District of Delaware seeking, among other things to enjoin SpectraSite from consummating its cash tender offers to purchase a portion of the outstanding Notes. The complaint alleged that the tender offers and the transactions contemplated in connection with the tender offers, including the funding of new term notes by affiliates of Welsh, Carson, Anderson & Stowe (“WCAS”) to finance the tender offers, violated the indentures governing the Notes as well as the Trust Indenture Act and other securities laws and breached fiduciary duties owed by the Company, its Board of Directors and WCAS to holders of the Notes. The complaint demanded declaratory and monetary relief.

      In May 2003, the complaint was dismissed with prejudice as it relates to the Company, its subsidiaries and all other defendants other than WCAS and the former WCAS designated directors (who are no longer members of SpectraSite’s Board of Directors). In addition, an agreement in principle has been reached between the plaintiffs, WCAS and the former WCAS designated directors to settle the claims and dismiss the noteholder action.

Item 2.	Changes in Securities and Use of Proceeds

      On February 10, 2003, the Company consummated the Plan. In connection with the Plan, the Company cancelled its former notes, common stock, restricted stock, stock warrants and stock options. The Company’s Third Amended and Restated Certificate of Incorporation authorizes 250,000,000 shares of New Common Stock. Of such authorized shares, 23,587,085 shares have been distributed to the holders of the Company’s former notes.

      The securities issued pursuant to the Plan consist of approximately 23.75 million shares of New Common Stock and 1.25 million Warrants. All of these securities, along with any shares of New Common Stock issuable upon exercise of the Warrants, were or will be issued pursuant to the Plan in exchange for previously issued securities without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the United States Bankruptcy Code (the “Code”). For further information concerning the new securities, reference is made to Note 2 to the Unaudited Condensed Consolidated Financial Statements above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company solicited votes for the acceptance or rejection of the Plan under chapter 11 of the Code during the period commencing on or about November 27, 2002, and continuing through January 21, 2003. In accordance with the provisions of the Code and the Plan, votes were solicited from beneficial holders of the following classes of claims and equity interests in the Company: Class 6 — General Unsecured Claims, including the Company’s 12% Senior Discount Notes due 2008, 11 1/4% Senior Discount Notes due 2009, 12 7/8% Senior Discount Notes due 2010, 10 3/4% Senior Notes due 2010, 6 3/4% Senior Convertible Notes due 2010 and 12 1/2% Senior Notes due 2010; and Class 7 — the Company’s Old Common Stock. Set forth below is a tabulation of the votes:

	Amount Accepting	Amount Rejecting	Number Accepting	Number Rejecting
	(% of Amount Voted)	(% of Amount Voted)	(% of Amount Voted)	(% of Amount Voted)

Class 6	$1,791,371,300	6,000,000	165	1
	(99.67)%	(0.33)%	(99.40)%	(0.60)%
Class 7	21,291,935 shares	13,784,125 shares	N/A	N/A
	(60.70)%	(39.30)%

Item 5.	Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.
2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.
2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.
2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.
2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.
2.6	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.
2.7	November Agreement, dated as of November 14, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.
2.8	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

Exhibit
Number	Description

2.9	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.
2.10	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.
3.2	Second Amended Bylaws of the Registrant. Incorporated by reference to exhibit no. 2.2 to the Registrant’s Form 8-K dated February 11, 2003.
99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

      (b) Reports on Form 8-K

      On January 30, 2003, the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing an order confirming the Registrant’s Plan of Reorganization.

      On February 11, 2003, the Registrant filed a Current Report on Form 8-K related to a press release it issued announcing the effectiveness of the Registrant’s Plan of Reorganization.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRASITE, INC.
(Registrant)

/s/ DAVID P. TOMICK

David P. Tomick
Executive Vice President, Chief Financial Officer
and Secretary

/s/ GABRIELA GONZALEZ

Gabriela Gonzalez
Senior Vice President and Corporate Controller,
Principal Accounting Officer

Date: May 8, 2003

CERTIFICATIONS

I, Stephen H. Clark, as Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SpectraSite, Inc.;

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

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN H. CLARK

Stephen H. Clark
Chief Executive Officer

May 8, 2003

I, David P. Tomick, as Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SpectraSite, Inc.;

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

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID P. TOMICK

David P. Tomick
Executive Vice President, Chief Financial Officer

May 8, 2003