Form 10-Q
period 2003-06-30
SPECTRASITE INC
filed 2003-08-12
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

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

Yes ☐       No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒       No ☐

As of July 31, 2003, the registrant had only one outstanding class of common stock, of which there were 23,743,682 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited; Reorganized Company) and December 31, 2002 (Predecessor Company)	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 (Reorganized Company), the three months ended June 30, 2002 (Predecessor Company), the five months ended June 30, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the six months ended June 30, 2002 (Predecessor Company)	4
Unaudited Condensed Consolidated Statements of Cash Flows for the five months ended June 30, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the six months ended June 30, 2002 (Predecessor Company)	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4 — CONTROLS AND PROCEDURES	40
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	41
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS	41
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	41
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41
ITEM 5 — OTHER INFORMATION	41
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	41
SIGNATURES	43
EXHIBITS

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At June 30, 2003 and December 31, 2002
(dollars in thousands)

	Reorganized	Predecessor
	Company	Company
	June 30, 2003	December 31, 2002

	(unaudited)
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,753	$80,961
Accounts receivable, net of allowance of $8,839 and $11,431, respectively	6,553	15,180
Costs and estimated earnings in excess of billings	3,194	2,169
Inventories	7,756	7,878
Prepaid expenses and other	12,759	16,696

Total current assets	89,015	122,884
Property and equipment, net	1,243,743	2,292,945
Goodwill, net	—	60,626
Other assets	223,427	102,001

Total assets	$1,556,185	$2,578,456

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,840	$13,029
Accrued and other expenses	77,390	66,280
Current portion of liabilities under SBC agreement	40,335	—
Billings in excess of costs and estimated earnings	748	703
Current portion of credit facility	—	2,244

Total current liabilities	126,313	82,256

Long-term portion of credit facility	479,955	780,711
Senior notes	200,000	—
Long-term portion of liabilities under SBC agreement	16,008	—
Other long-term liabilities	52,315	27,330

Total long-term liabilities	748,278	808,041

Liabilities subject to compromise (Note 2)	—	1,763,286

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at December 31, 2002	—	154
Common stock, $0.01 par value, 250,000,000 shares authorized, 23,743,515 issued and outstanding at June 30, 2003	237	—
Additional paid-in-capital	687,099	1,624,939
Accumulated other comprehensive income (loss)	3,524	(355)
Accumulated deficit	(9,266)	(1,699,865)

Total stockholders’ equity (deficit)	681,594	(75,127)

Total liabilities and stockholders’ equity (deficit)	$1,556,185	$2,578,456

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	January 31, 2003	June 30, 2002

	(In thousands, except per share amounts)
Revenues:
Site leasing	$77,498	$69,633	$128,567	$25,556	$135,585
Broadcast services	3,413	6,236	6,988	1,237	12,688

Total revenues	80,911	75,869	135,555	26,793	148,273

Operating Expenses:
Costs of operations, excluding depreciation, amortization and accretion expense:
Site leasing	25,764	26,705	42,824	8,840	52,210
Broadcast services	3,538	5,005	6,427	1,492	10,375
Selling, general and administrative expenses	12,589	15,456	21,275	4,280	30,976
Depreciation, amortization and accretion expenses	25,626	50,625	42,452	16,075	95,263
Restructuring and non-recurring charges	—	28,570	—	—	28,570

Total operating expenses	67,517	126,361	112,978	30,687	217,394

Operating income (loss)	13,394	(50,492)	22,577	(3,894)	(69,121)

Other income (expense):
Interest income	279	293	496	137	377
Interest expense	(18,604)	(61,795)	(27,865)	(4,721)	(120,492)
Gain on debt discharge	—	—	—	1,034,764	—
Other expense	(1,841)	(10,795)	(3,070)	(493)	(11,182)

Total other income (expense)	(20,166)	(72,297)	(30,439)	1,029,687	(131,297)

Income (loss) from continuing operations before income taxes	(6,772)	(122,789)	(7,862)	1,025,793	(200,418)
Income tax expense (benefit)	206	(18)	808	5	143

Income (loss) from continuing operations	(6,978)	(122,771)	(8,670)	1,025,788	(200,561)
Reorganization items:
Adjust accounts to fair value	—	—	—	(644,688)	—
Professional and other fees	—	—	—	(23,894)	—

Total reorganization items	—	—	—	(668,582)	—

Income (loss) before discontinued operations	(6,978)	(122,771)	(8,670)	357,206	(200,561)
Discontinued operations:
Loss from operations of discontinued segment, net of income tax expense	—	(4,797)	—	—	(2,785)
Loss on disposal of discontinued segment	(596)	—	(596)	—	—

Income (loss) before cumulative effect of change in accounting principle	(7,574)	(127,568)	(9,266)	357,206	(203,346)
Cumulative effect of change in accounting principle	—	—	—	(12,236)	(376,753)

Net income (loss)	$(7,574)	$(127,568)	$(9,266)	$344,970	$(580,099)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.30)	$(0.80)	$(0.37)	$6.66	$(1.30)
Reorganization items	—	—	—	(4.34)	—
Discontinued operations	(0.02)	(0.03)	(0.02)	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—	(0.08)	(2.45)

Net income (loss)	$(0.32)	$(0.83)	$(0.39)	$2.24	$(3.77)

Weighted average common shares outstanding (basic and diluted)	23,622	154,014	23,608	154,014	153,834

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized
	Company	Predecessor	Predecessor
	Five Months	Company	Company
	Ended	One Month Ended	Six Months Ended
	June 30, 2003	January 31, 2003	June 30, 2002

	(In thousands)
Operating activities
Net income (loss)	$(9,266)	$344,970	$(580,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35,089	15,609	96,703
Cumulative effect of change in accounting principle	—	12,236	376,753
Amortization of intangible assets	6,277	252	1,728
Amortization of debt issuance costs	2,451	425	5,267
Amortization of asset retirement obligation	1,087	214	—
Amortization of senior discount notes	—	—	61,149
Writeoff of debt issuance costs	8,182	—	—
Non-cash compensation charges	—	—	580
(Gain) loss on disposal of assets	1,676	(84)	31,426
Gain on debt discharge	—	(1,034,764)	—
Adjust accounts to fair value	—	644,688	—
Equity in net loss of affiliates	—	—	102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,582	5,045	33,053
Costs and estimated earnings in excess of billings, net	(707)	(272)	(8,305)
Inventories	124	(2)	(1,751)
Prepaid expenses and other	(934)	(2,238)	(3,879)
Accounts payable	(18,751)	13,549	(23,187)
Other liabilities	(260)	6,264	(5,228)

Net cash provided by (used in) operating activities	28,550	5,892	(15,688)

Investing activities
Purchases of property and equipment	(6,181)	(2,737)	(48,530)
Acquisitions	(9,288)	—	(10,067)
Loans to affiliates	—	—	(750)
Proceeds from the sale of assets	81,171	—	—

Net cash provided by (used in) investing activities	65,702	(2,737)	(59,347)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,606	—	477
Proceeds from issuance of long-term debt	200,000	—	90,000
Repayments of debt	(303,275)	(10,884)	(1,656)
Debt issuance costs	(7,062)	—	(26)

Net cash provided by (used in) financing activities	(108,731)	(10,884)	88,795

Net increase (decrease) in cash and cash equivalents	(14,479)	(7,729)	13,760
Cash and cash equivalents at beginning of period	73,232	80,961	31,547

Cash and cash equivalents at end of period	$58,753	$73,232	$45,307

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,693	$4,265	$55,828
Cash paid during the period for income taxes	482	5	772
Supplemental disclosures of noncash investing and financing activities:
Common stock issued for deposits	$—	$408	$—
Common stock issued for acquisitions	—	—	1,677
Capital lease obligations incurred for the purchase of property and equipment	68	—	1,034

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Significant Accounting Policies

          SpectraSite, Inc. (“SpectraSite”), formerly known as SpectraSite Holdings, Inc., and its wholly owned subsidiaries (collectively referred to as the “Company”) are principally engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing and licensing antenna sites on multi-tenant towers, the licensing of distributed antenna systems within buildings, managing, leasing and licensing rooftop telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers in the United States.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start” accounting as of January 31, 2003 and the Company’s emergence from chapter 11 resulted in a new reporting entity. Under “fresh start” accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined using appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates that are susceptible to change include the Company’s estimate of the allowance for uncollectible accounts and revenues recognized using the percentage of completion method.

Revenue Recognition

          Site leasing revenues are recognized when earned based on lease agreements. Rental increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized upon delivery of the related product or service. Broadcast service revenues related to construction activities are derived from service contracts with customers that provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For fixed price contracts, revenues are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Allowance for Uncollectible Accounts

          The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to us is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $11.4 million and $8.8 million as of December 31, 2002 and June 30, 2003, respectively.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

          The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries, primarily in the United States. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

          One customer and its affiliates accounted for 28% and 29% of revenues in the three months ended June 30, 2002 and 2003 and 29%, 28% and 29% of revenues in the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003, respectively. This customer was a significant stockholder of the Predecessor Company’s common stock. In addition, another customer, which is an affiliate of a former significant stockholder of the Predecessor Company’s common stock, accounted for 19% of revenues in both the three months ended June 30, 2002 and 2003 and 19%, 22% and 19% of the Company’s revenues in the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003, respectively. This customer also accounted for 21% and 17% of accounts receivable at December 31, 2002 and June 30, 2003, respectively.

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

Customer Contracts

          Upon completion of the Company’s reorganization and the implementation of fresh start accounting, the Company recorded intangible assets relating to the fair value of customer contracts in the amount of $190.9 million as of January 31, 2003. These contracts are amortized over the lesser of the remaining life of the lease contract or the remaining life of the related tower asset, not to exceed 15 years for wireless towers and 30 years for broadcast towers. Customer contracts, less accumulated amortization, were $185.7 million as of June 30, 2003 and are classified as other assets in the unaudited condensed consolidated financial statements.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities under SBC Agreement

          In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 5. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability is reduced by a portion of the purchase price of each tower. In addition, the liability is reduced by the amount of costs incurred to place the acquired towers in service. In the six months ended June 30, 2003, $4.0 million of the purchase price of 54 towers acquired and $0.2 million of costs were applied against the liability. As of June 30, 2003, the remaining liability was $56.3 million.

Derivative Financial Instruments

          The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Instruments and Certain Hedging Activities (“SFAS 138”) and as further amended by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company records derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair values of derivative financial instruments are either recognized in earnings or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

          In February 2003, the Company entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of June 30, 2003, the carrying amount and fair value of this instrument was $0.2 million and is included in Other Assets in the unaudited condensed consolidated financial statements.

Restructuring and Non-recurring Charges

          In May 2002, the Company announced that it would terminate its build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, the Company recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that are to be terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, the Company recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

          The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accrued and other expenses in the accompanying condensed consolidated balance sheets.

		Cash Payments	Cash Payments
		for the One	for the Five
	Liability as of	Month Ended	Months Ended	Liability as of
	December 31, 2002	January 31, 2003	June 30, 2003	June 30, 2003

	(In thousands)
Accrued restructuring liabilities:
Employee severance	$3,216	$(182)	$(832)	$2,202
Lease termination and office closing costs	3,561	(421)	(1,419)	1,721

Total	$6,777	$(603)	$(2,251)	$3,923

Income Taxes

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company assesses the likelihood that deferred tax assets will be

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recovered from future taxable income and, to the extent that recovery is not likely, establishes a valuation allowance against such assets. As of June 30, 2003 and December 31, 2002, the Company has established a 100% valuation allowance against its deferred tax assets.

Earnings Per Share

          On July 31, 2003, the Company’s Board of Directors approved a two-for-one forward stock split of Spectrasite, Inc.’s common stock, effected in the form of a common stock dividend to shareholders of record on August 14, 2003. The additional shares of common stock will be mailed or delivered on or about August 21, 2003, by the Company’s transfer agent. The following presentation of pro forma earnings per share reflects the Company’s earnings per share on a post-split basis:

	Reorganized	Reorganized
	Company	Company
	Three Months	Five Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.15)	$(0.18)
Reorganization items	—	—
Discontinued operations	(0.01)	(0.02)
Cumulative effect of change in accounting principle	—	—

Net income (loss)	$(0.16)	$(0.20)

Weighted average common shares outstanding (basic and diluted)	47,244	47,216

          Pro forma earnings per share information for the Predecessor Company is not presented above as the stock affected by the forward stock split relates only to the Reorganized Company.

          Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share.” During the three and six months ended June 30, 2002 and the one month ended January 31, 2003, the Company had potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. Upon completion of the Company’s reorganization, the convertible notes were exchanged for shares of common stock, par value $0.01 per share (“New Common Stock”) and all outstanding warrants and stock options were cancelled. These potential common stock equivalents were not included in diluted earnings (loss) per share for the three and six months ended June 30, 2002 and the one month ended January 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are the same for the three and six months ended June 30, 2002 and for the one month ended January 31, 2003.

          As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 1.25 million shares of new common stock, par value $0.01 per share (the “New Common Stock”) at a price of $32.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in New Common Stock to employees and directors. Approximately 2.7 million options to purchase New Common Stock were granted under this plan in March 2003. During the three and five months ended June 30, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on New Common Stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the three and five months ended June 30, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the three and five months ended June 30, 2003.

Comprehensive Income (Loss)

          Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains (losses) as follows (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor Company
	Company	Company	Company
	Three Months	Three Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	January 31, 2003	June 30, 2002

Reported net income (loss)	$(7,574)	$(127,568)	$(9,266)	$344,970	$(580,099)
Foreign currency translation adjustment	194	(130)	189	(123)	(124)
Unrealized holding gains (losses) arising during the period	3,202	(5,870)	3,335	(200)	(22,545)

Comprehensive income (loss)	$(4,178)	$(133,568)	$(5,742)	$344,647	$(602,768)

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

          The Company accounts for stock based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees and has not adopted the fair value method of accounting for stock based employee compensation. During 1997, the Company adopted a stock option plan that provided for the purchase of common stock by key employees, directors, advisors and consultants of the Company. In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the three months ended June 30, 2002, the one month ended January 31, 2003 and the six months ended June 30, 2002 would have been as follows (in thousands):

	Predecessor	Predecessor	Predecessor
	Company	Company	Company
	Three Months	One Month	Six Months
	Ended	Ended	Ended
	June 30, 2002	January 31, 2003	June 30, 2002

Reported net income (loss)	$(127,568)	$344,970	$(580,099)
Non-cash compensation charges included in net income (loss)	291	—	580
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(3,410)	(694)	(7,323)

Adjusted net income (loss)	$(130,687)	$344,276	$(586,842)

Basic and diluted income (loss) per share:
Reported net income (loss)	$(0.83)	$2.24	$(3.77)
Non-cash compensation charges included in net income (loss)	—	—	—
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.02)	—	(0.04)

Adjusted net income (loss)	$(0.85)	$2.24	$(3.81)

          Also, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in New Common Stock to employees and directors. In March 2003, the Company granted approximately 2.7 million options to purchase New Common Stock under this plan. Had compensation cost for the Company’s stock options to purchase New Common Stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and five months ended June 30, 2003 would have been as follows (in thousands):

	Reorganized	Reorganized
	Company	Company
	Three Months	Five Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Reported net loss	$(7,574)	$(9,266)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(1,687)	(2,030)

Adjusted net loss	$(9,261)	$(11,296)

Basic and diluted loss per share:
Reported net loss	$(0.32)	$(0.39)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.07)	(0.09)

Adjusted net loss	$(0.39)	$(0.48)

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

          Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity (deficit).

Unaudited Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments for the Predecessor Company for the three and six months ended June 30, 2002 and normal recurring adjustments and fresh start accounting adjustments for the Predecessor and Reorganized Companies for the three and six months ended June 30, 2003), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January 31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

          The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 ¾% Senior Convertible Notes due 2010, the 10 ¾% Senior Notes due 2010, the 11 ¼% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 23.75 million shares of New Common Stock; (ii) the holders of 166,158,298 shares of Old Common Stock outstanding as of the Effective Date received warrants immediately exercisable into 1.25 million shares of New Common Stock at a price of $32.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

          The consolidated financial statements as of December 31, 2002 include adjustments and reclassifications to reflect affected liabilities as “Liabilities Subject to Compromise.” These liabilities were settled in accordance with the Plan of Reorganization. The liabilities subject to compromise as of December 31, 2002 were as follows (in thousands):

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Predecessor	Reorganization and		Reorganized
	Company	Fresh Start		Company
	January 31, 2003	Adjustments	Ref.	January 31, 2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	10,134	—		10,134
Costs and estimated earnings in excess of billings	2,198	—		2,198
Inventories	7,880	—		7,880
Prepaid expenses and other	17,903	(531)	(2)	17,372

Total current assets	111,557	(741)		110,816
Property and equipment, net	2,303,368	(957,210)	(3)	1,346,158
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	102,024	122,181	(2), (4)	224,205

Total assets	$2,577,575	$(896,396)		$1,681,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,407	$16,184	(1)	$26,591
Accrued and other expenses	65,039	7,796	(1)	72,835
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Billings in excess of costs and estimated earnings	458	—		458
Current portion of credit facility	2,244	—		2,244

Total current liabilities	78,148	54,231		132,379

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	52,108	—		52,108

Total long-term liabilities	832,819	30,251		863,070

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 23,587,085 issued and outstanding at January 31, 2003 (Reorganized Company)	154	82	(4)	236
Additional paid-in-capital and warrants	1,624,939	(939,445)	(4)	685,494
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock and warrants; and the issuance of the New Common Stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3. Property and Equipment

          Property and equipment consist of the following:

	Reorganized	Predecessor
	Company	Company
	June 30,	December 31,
	2003	2002

	(In thousands)
Towers	$1,206,451	$2,548,712
Equipment	20,556	39,181
Land	16,200	18,081
Buildings	26,914	32,219
Other	6,060	38,217

	1,276,181	2,676,410
Less accumulated depreciation	(35,074)	(401,467)

	1,241,107	2,274,943
Construction in progress	2,636	18,002

Property and equipment, net	$1,243,743	$2,292,945

4. Recent Accounting Pronouncements

          In June 2001, FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower upon expiration. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. This obligation is included in other long term liabilities in the consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability		Revisions in	Liability
	as of	Accretion	Estimated	as of
	January 1, 2003	Expense	Cash Flows	June 30, 2003

(In thousands)
Asset retirement obligation	$35,442	$1,301	$(59)	$36,684

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Pro forma results of operations for the three and six months ended June 30, 2002 had we adopted SFAS 143 on January 1, 2002 are as follows:

	Predecessor Company	Predecessor Company
	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(In thousands,	(In thousands,
	except per	except per
	share amounts)	share amounts)
Reported net loss	$(127,568)	$(580,099)
Additional depreciation of property and equipment	(466)	(928)
Accretion of asset retirement obligation	(612)	(1,202)

Adjusted net loss	$(128,646)	$(582,229)

Basic and diluted earnings per share:
Reported net loss per share	$(0.83)	$(3.77)
Additional depreciation of property and equipment	—	—
Accretion of asset retirement obligation	(0.01)	(0.01)

Adjusted net loss per share	$(0.84)	$(3.78)

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

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 were effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company’s maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, as previously amended by SFAS 138. SFAS 149 clarifies under what circumstances

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 amends certain other existing pronouncements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations, or cash flows.

5. Acquisition Activities

          SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of the Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of Old Common Stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of Old Common Stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to add tenants to the towers. The average term of the sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

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

          The Company will have the option to purchase the sites subject to the sublease upon the expiration of the sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers subleased to date was approximately $199.4 million as of June 30, 2003 and will accrete at a rate of 10% per year to the applicable expiration of the sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which monthly fee shall be subject to an annual increase based on changes in the consumer price index.

          On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new revenue on the towers remaining to be subleased after February 25, 2002. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million that was expensed. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization, the Company sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the Condensed Consolidated Financial Statements. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the five months ended June 30, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $0.4 million and $0.2 million, respectively.

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

          In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the six months ended June 30, 2003, the Company subleased 54 towers, for which it paid $13.3 million in cash. Of this amount, $4.0 million was charged against the liability and $9.3 million was capitalized as property and equipment.

          In the six months ended June 30, 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of Old Common Stock valued at $1.7 million.

6. Financing Transactions

Credit Facility

          SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility (the “credit facility”) totaling $680.0 million. The credit facility includes a $200.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a $204.8 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007 and a $275.2 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

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

          On May 14, 2003, Communications amended its credit facility to reduce the unused $300 million commitment under the revolving credit facility by $100 million in exchange for moderately increasing the ratios in its leverage covenant in future periods. In connection with this reduction, Communications wrote off $2.0 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

          With the proceeds from the issuance of the 8¼% Senior Notes Due 2010 discussed below, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and $12.8 million of the multiple draw term loan and $17.2 of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

          As of June 30, 2003, Communications has $480.0 million outstanding under the credit facility. The remaining $200.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $193.7 million under the revolving credit facility as of June 30, 2003 while remaining in compliance with the applicable covenants.

          At June 30, 2003, amounts due under the credit facility are as follows:

Maturities

(In thousands)
2003	$—
2004	—
2005	—
2006	88,365
2007	391,590

Total	$479,955

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

          Prior to February 10, 2003, the term loan bore interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 3.25% per annum or the Eurodollar rate plus 4.50% per annum. After February 10, 2003, the term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2003 was 4.83%.

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

8¼% Senior Notes Due 2010 (“8¼% Senior Notes”)

          On May 21, 2003, SpectraSite issued $200.0 million aggregate principal amount of 8¼% Senior Notes due 2010 for proceeds of $194.5 million, net of debt issuance costs. Semi-annual interest payments for the 8¼% Senior Notes are due on each May 15 and November 15 beginning on November 15, 2003. The Company is required to comply with certain covenants under the terms of the 8¼% Senior Notes that restrict the Company’s ability to incur additional indebtedness and make certain payments, among other covenants.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Discontinued Operations

          On December 31, 2002, the Company sold its network services division. Network services revenues for the three and six months ended June 30, 2002 were $35.8 million and $77.6 million, respectively. Network services loss before taxes for the three and six months ended June 30, 2002 were $4.8 million and $2.7 million, respectively. The Company recorded a loss on disposal of the network services division of $47.0 million in 2002. In the three months ended June 30, 2003, the Company recorded an additional loss on disposal of the network services division of $0.6 million related to the settlement of a disputed item. The results of the network services division’s operations have been reported separately as discontinued operations in the statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

8. Business Segments

          The Company operates in two business segments: wireless and broadcast. The wireless segment provides for leasing and subleasing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing and subleasing of antenna sites for broadcast communication services and a broad range of broadcast development services, including broadcast tower design and construction and antenna installation. During the last six months, we have experienced a decline in revenues and earnings in our broadcast services division as compared to prior periods. The Board of Directors has initiated an effort to evaluate future business alternatives with respect to the broadcast services division. In the event that the Board of Directors decides to discontinue the broadcast services business, we estimate that the resulting loss could be as much as $20.0 million, depending on the nature of the disposition. Information regarding the broadcast leasing and broadcast services businesses is presented below to provide further information about the broadcast segment.

          The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as operating income (loss) before depreciation, amortization and accretion expenses, restructuring and non-recurring charges and non-cash compensation charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

          Summarized financial information concerning the reportable segments as of and for the three months ended June 30, 2003 and 2002, the five months ended June 30, 2003, the one month ended January 31, 2003 and the six months ended June 30, 2002 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been allocated to a specific segment. Virtually all reported segment revenues are generated from external customers as intersegment revenues are not significant.

	Wireless		Broadcast		Other	Total

		Leasing	Services	Total

	(In thousands)
Three months ended June 30, 2003
(Reorganized Company)
Total revenues	$72,020	$5,478	$3,413	$8,891	$—	$80,911
Adjusted EBITDA	41,285	4,460	(635)	3,825	(6,090)	39,020
Income (loss) from continuing operations before income taxes	15,130	3,416	(902)	2,514	(24,416)	(6,772)
Assets	1,366,900	90,971	20,159	111,130	78,155	1,556,185
Additions to property and equipment	2,019	1,165	278	1,443	464	3,926
Three months ended June 30, 2002
(Predecessor Company)
Total revenues	$64,190	$5,443	$6,236	$11,679	$—	$75,869
Adjusted EBITDA	32,181	3,753	337	4,090	(7,277)	28,994
Income (loss) from continuing operations before income taxes	(43,062)	(534)	(1,170)	(1,704)	(78,023)	(122,789)
Assets	2,249,134	172,100	21,738	193,838	278,299	2,721,271
Goodwill	60,626	—	—	—	—	60,626
Additions to property and equipment	14,055	4,374	319	4,693	1,069	19,817

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Wireless		Broadcast		Other	Total

		Leasing	Services	Total

	(In thousands)
Five months ended June 30, 2003
(Reorganized Company)
Total revenues	$119,437	$9,130	$6,988	$16,118	$—	$135,555
Adjusted EBITDA	68,220	7,444	(405)	7,039	(10,230)	65,029
Income (loss) from continuing operations before income taxes	24,853	5,730	(846)	4,884	(37,599)	(7,862)
Assets	1,366,900	90,971	20,159	111,130	78,155	1,556,185
Additions to property and equipment	3,264	1,526	552	2,078	907	6,249
One month ended January 31, 2003
(Predecessor Company)
Total revenues	$23,843	$1,713	$1,237	$2,950	$—	$26,793
Adjusted EBITDA	13,069	1,420	(531)	889	(1,777)	12,181
Income (loss) from continuing operations before income taxes	(2,821)	887	(676)	211	1,028,403	1,025,793
Assets	1,310,938	158,211	19,052	177,263	96,206	1,584,407
Additions to property and equipment	257	861	9	870	1,610	2,737
Six months ended June 30, 2002
(Predecessor Company)
Total revenues	$126,057	$9,528	$12,688	$22,216	$—	$148,273
Adjusted EBITDA	62,296	6,427	381	6,808	(13,812)	55,292
Income (loss) from continuing operations before income taxes	(55,525)	615	(1,706)	(1,091)	(143,802)	(200,418)
Assets	2,249,134	172,100	21,738	193,838	278,299	2,721,271
Goodwill	60,626	—	—	—	—	60,626
Additions to property and equipment	37,404	9,479	451	9,930	3,907	51,241

          A reconciliation of income (loss) from continuing operations before income taxes to adjusted EBITDA is as follows:

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	January 31, 2003	June 30, 2002

Income (loss) from continuing operations before income taxes	$(6,772)	$(122,789)	$(7,862)	$1,025,793	$(200,418)
Add: Depreciation, amortization and accretion expenses	25,626	50,625	42,452	16,075	95,263
Add: Non-cash compensation charges	—	291	—	—	580
Add: Restructuring and non-recurring charges	—	28,570	—	—	28,570
Less: Interest income	(279)	(293)	(496)	(137)	(377)
Add: Interest expense	18,604	61,795	27,865	4,721	120,492
Less: Gain on debt discharge	—	—	—	(1,034,764)	—
Add: Other expense	1,841	10,795	3,070	493	11,182

Adjusted EBITDA	$39,020	$28,994	$65,029	$12,181	$55,292

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

          We are one of the largest wireless tower operators in the United States. We also operate broadcast towers and are a leading provider of construction services to the broadcast industry in the United States. Our businesses include the ownership and leasing of antenna sites on wireless and broadcast towers, the ownership and licensing of distributed antenna systems within buildings, managing rooftop telecommunications access on commercial real estate and designing, constructing, modifying and maintaining broadcast towers. After the sale of 545 towers to Cingular, we owned or operated 7,539 towers as of June 30, 2003 as compared to 8,036 towers at December 31, 2002.

          During the last six months, we have experienced a decline in revenues and earnings in our broadcast services division as compared to prior periods. This decline is attributable to reduced demand from our primary customers in the radio and television broadcast industries. The adjusted EBITDA losses for the broadcast services division for the three and six months ended June 30, 2003 were $0.6 million and $0.9 million compared to adjusted EBITDA of $0.3 million and $0.4 million for the three and six months ended June 30, 2002. Certain of our competitors in this industry have experienced similar business declines and one competitor has recently discontinued its broadcast services division. The Board of Directors has initiated an effort to evaluate whether similar actions may be required. In the event that the Board of Directors decides to discontinue the broadcast services business, we estimate that the resulting loss could be as much as $20.0 million, depending on the nature of the disposition.

          On December 31, 2002, we completed the sale of our network services division. Network services’ revenues for the three and six months ended June 30, 2002 were $35.8 million and $77.6 million, respectively. The results of network services’ operations have been reported separately as discontinued operations in the statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

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

          The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12½% Senior Notes due 2010, the 6¾% Senior Convertible Notes due 2010, the 10¾% Senior Notes due 2010, the 11¼% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 (“Liabilities Subject to Compromise”) received their pro rata share of 23.75 million shares of common stock, par value $0.01 per share (“New Common Stock”); (ii) the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of the Effective Date (the “Old Common Stock”) received their pro rata share of 1.25 million warrants, each of which is immediately exercisable into one share of New Common Stock at a price of $32.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

Note Regarding Forward-Looking Statements

          This discussion contains forward-looking statements, including statements concerning possible or assumed future results of operations and liquidity. Our representatives may also make oral forward-looking statements from time to time. You should understand that the factors described below, in addition to those discussed elsewhere in this report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

•	substantial debt and capital requirements;

•	dependence on demand for wireless communications;

•	our ability to generate additional revenues from our existing towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry and technological innovation;

•	the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	disputes with customers, suppliers and lessors;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Acquisition Activity

2003 Acquisitions

          SBC — On August 25, 2000, we entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares of Old Common Stock valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of the Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreases from $22.74 to a floor of $12.96. We and SBC entered into a Lease and Sublease Agreement pursuant to which we manage, maintain and lease available space on the SBC towers and have the right to add tenants to the towers. SBC is an anchor tenant on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, we had agreed to build towers for Cingular, an affiliate of SBC, through 2005, under an exclusive build-to-suit agreement. The build-to-suit agreement was terminated on May 15, 2002.

          On November 14, 2001, we completed an amendment to the SBC agreements. This amendment reduced the maximum number of towers that we will lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, we will receive all new revenue on the towers remaining to be subleased after February 25, 2002.

          On November 14, 2002, we completed a further amendment to the SBC agreements. This amendment further reduced the maximum number of towers that we will lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, we sold 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that we will lease or sublease. The following table shows the effects of the sale of the 545 SBC towers on operations for the first six months of 2003 and 2002:

			Amounts Adjusted
	Actual	545 SBC	for 545 SBC
	Amounts	Towers Sold	Towers Sold

	(In thousands)
Predecessor Company —
One month ended January 31, 2003:
Site leasing revenues	$25,556	$(1,202)	$24,354
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	8,840	(465)	8,375

Tower cash flow	$16,716	$(737)	$15,979

			Amounts Adjusted
	Actual	545 SBC	for 545 SBC
	Amounts	Towers Sold	Towers Sold

	(In thousands)
Reorganized Company —
Five months ended June 30, 2003:
Site leasing revenues	128,567	(368)	128,199
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	42,824	(195)	42,629

Tower cash flow	$85,743	$(173)	$85,570

Combined Predecessor and Reorganized Company — Six months ended June 30, 2003:
Site leasing revenues	154,123	(1,570)	152,553
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	51,664	(660)	51,004

Tower cash flow	$102,459	$(910)	$101,549

Predecessor Company —
Three months ended June 30, 2002:
Site leasing revenues	$69,633	$(2,707)	$66,926
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	26,705	(1,410)	25,295

Tower cash flow	$42,928	$(1,297)	$41,631

Predecessor Company —
Six months ended June 30, 2002:
Site leasing revenues	$135,585	$(5,353)	$130,232
Cost of site leasing operations, excluding depreciation, amortization and accretion expense	52,210	(2,905)	49,305

Tower cash flow	$83,375	$(2,448)	$80,927

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

          From the initial closing on December 14, 2000 through a closing on February 25, 2002, we leased or subleased a total of 2,706 towers, including the 545 towers sold to Cingular in February 2003. Under the terms of the amended agreement, SBC and the Company agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004 for an aggregate purchase price of approximately $156 million.

          In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, we recorded liabilities in the amount of $60.5 million related to our obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the six months ended June 30, 2003, we subleased 54 towers, for which we paid $13.3 million in cash. Of this amount, $4.0 million was charged against the liability and $9.3 million was capitalized as property and equipment.

Results of Operations

Three months ended June 30, 2003 compared to the results for the three months ended June 30, 2002.

          On January 28, 2003, the Company’s Plan of Reorganization was confirmed by the Bankruptcy Court and the Company emerged from Bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

          Consolidated revenues for the three months ended June 30, 2003 were $80.9 million, an increase of $5.0 million from the three months ended June 30, 2002. Revenues from site leasing increased to $77.5 million for the three months ended June 30, 2003 from $69.6 million for the three months ended June 30, 2002. The increase was primarily as a result of incremental revenue in 2003 from new tenants on towers that were part of our portfolio on June 30, 2002, revenues derived from towers acquired or built subsequent to June 30, 2002 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of June 30, 2002 and June 30, 2003, same tower revenue growth was 15% and same tower cash flow increased 21%. After the sale of 545 towers to Cingular, we owned or operated 7,539 towers and in-building sites at June 30, 2003, as compared to 7,994 towers and in-building sites at June 30, 2002.

          Revenues from broadcast services decreased to $3.4 million for the three months ended June 30, 2003 compared to $6.2 million in the three months ended June 30, 2002. The decrease was primarily due to decreased demand for broadcast services.

          Costs of operations decreased to $29.3 million for the three months ended June 30, 2003 from $31.7 million for the three months ended June 30, 2002. Costs of operations for site leasing decreased to $25.8 million for the three months ended June 30, 2003 from $26.7 million for the three months ended June 30, 2002. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 33.2% for the three months ended June 30, 2003 from 38.4% for the three months ended June 30, 2002. The decrease was primarily due to increased revenues generated from new tenants on existing towers. As our site leasing operations mature we expect that additional tenants on towers will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants.

          Costs of operations for broadcast services decreased to $3.5 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. Costs of operations for broadcast services as a percentage of broadcast services revenues increased to 103.7% for the three months ended June 30, 2003 from 80.3% for the three months ended June 30, 2002, primarily due to lower revenue volumes in 2003.

          Selling, general and administrative expenses decreased to $12.6 million for the three months ended June 30, 2003 from $15.5 million for the three months ended June 30, 2002. Selling, general and administrative expenses for site leasing decreased to $12.1 million for the three months ended June 30, 2003 from $14.6 million for the three months ended June 30, 2002. Selling, general and administrative expenses for site leasing as a percentage of site leasing revenues decreased to 15.6% for the three months ended June 30, 2003 from 20.9% for the three months ended June 30, 2002. Selling, general and administrative expenses for site leasing decreased in amount and as a percentage of site leasing revenues as a result of significant cost cutting measures implemented in the second half of 2002.

          Selling, general and administrative expenses for broadcast services decreased to $0.5 million for the three months ended June 30, 2003 from $0.9 million for the three months ended June 30, 2002. Selling, general and administrative expenses for broadcast services as a percentage of broadcast services revenues increased to 14.9% for the three months ended June 30, 2003 from 14.3% for the three months ended June 30, 2002, primarily due to lower revenue volumes in 2003.

          Depreciation, amortization and accretion expenses decreased to $25.6 million for the three months ended June 30, 2003 from $50.6 million for the three months ended June 30, 2002. The decrease was primarily the result of the implementation of fresh start accounting which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

          In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, we recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that are to be terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, we recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

          Interest income was $0.3 million for the three months ended June 30, 2003 and $0.3 million in the three months ended June 30, 2002. Interest expense decreased to $18.6 million during the three months ended June 30, 2003 from $61.8 million for the three months ended June 30, 2002. The decrease was due to the extinguishment of the Liabilities Subject to Compromise and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8¼% Senior Notes due 2010 and writeoffs of $6.6 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility.

          Other income (expense) was a net expense of $1.8 million in the three months ended June 30, 2003, consisting primarily of $0.5 million of loss on sale of assets and $0.6 million related to the writedown of our interest rate cap to fair value. Other income (expense) was a net expense of $10.8 million in the three months ended June 30, 2002. Of this amount, $9.3 million was related to expenses associated with the proposed debt tender and exchange offers, $0.4 million related to gains from investments in affiliates accounted for under the equity method and $1.9 million was related to losses on sale of assets.

          Loss on disposal of discontinued segment was $0.6 million in the three months ended June 30, 2003. This amount consisted of the settlement of a disputed item related to the disposal of our network services business. This segment was sold on December 31, 2002.

          Loss from operations of discontinued segment was $4.8 million in the three months ended June 30, 2002. This segment was sold on December 31, 2002.

Six months ended June 30, 2003 compared to the results for the six months ended June 30, 2002.

          On January 28, 2003, the Company’s Plan of Reorganization was confirmed by the Bankruptcy Court and the Company emerged from Bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. To facilitate comparisons to prior periods, the results of operations for the six months ended June 30, 2003, discussed below, includes the one month period ended January 31, 2003 for the Predecessor Company and the five months ended June 30, 2003 for the Reorganized Company. See Note 2 for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

          Consolidated revenues for the six months ended June 30, 2003 were $162.3 million, an increase of $14.1 million from the six months ended June 30, 2002. Revenues from site leasing increased to $154.1 million for the six months ended June 30, 2003 from $135.6 million for the six months ended June 30, 2002. The increase was primarily a result of incremental revenue in 2003 from new tenants on towers that were part of our portfolio on June 30, 2002, revenues derived from towers acquired or built subsequent to June 30, 2002 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of June 30, 2002 and June 30, 2003, same tower revenue growth was 15% and same tower cash flow increased 21%. After the sale of 545 towers to Cingular, we owned or operated 7,539 towers and in-building sites at June 30, 2003, as compared to 7,994 towers and in-building sites at June 30, 2002.

          Revenues from broadcast services decreased to $8.2 million for the six months ended June 30, 2003 compared to $12.7 million in the six months ended June 30, 2002. The decrease was primarily due to decreased demand for broadcast services.

          Costs of operations decreased to $59.6 million for the six months ended June 30, 2003 from $62.6 million for the six months ended June 30, 2002. Costs of operations for site leasing decreased to $51.7 million for the six months ended June 30, 2003 from $52.2 million for the six months ended June 30, 2002. Costs of operations for site leasing as a percentage of site leasing revenues decreased to 33.5% for the six months ended June 30, 2003 from 38.5% for the six months ended June 30, 2002. The decrease was primarily due to increased revenues generated from new tenants on existing towers. As our site leasing operations mature we expect that additional tenants on towers will generate increases in our margins for site leasing and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional tenants.

          Costs of operations for broadcast services decreased to $7.9 million for the six months ended June 30, 2003 from $10.4 million for the six months ended June 30, 2002. Costs of operations for broadcast services as a percentage of broadcast services revenues increased to 96.3% for the six months ended June 30, 2003 from 81.8% for the six months ended June 30, 2002, primarily due to lower revenue volumes in 2003.

          Selling, general and administrative expenses decreased to $25.6 million for the six months ended June 30, 2003 from $31.0 million for the six months ended June 30, 2002. Selling, general and administrative expenses for site leasing decreased to $24.3 million for the six months ended June 30, 2003 from $29.1 million for the six months ended June 30, 2002. Selling, general and administrative expenses for site leasing as a percentage of site leasing revenues decreased to 15.8% for the six months ended June 30, 2003 from 21.4% for the six months ended June 30, 2002. Selling, general and administrative expenses for site leasing decreased in amount and as a percentage of site leasing revenues as a result of significant cost cutting measures implemented in the second half of 2002.

          Selling, general and administrative expenses for broadcast services decreased to $1.3 million for the six months ended June 30, 2003 from $1.9 million for the six months ended June 30, 2002. Selling, general and administrative expenses for broadcast services as a percentage of broadcast services revenues were 15.1% for both the six months ended June 30, 2003 and the six months ended June 30, 2002.

          Depreciation, amortization and accretion expenses decreased to $58.5 million for the six months ended June 30, 2003 from $95.3 million for the six months ended June 30, 2002. The decrease was primarily the result of the implementation of fresh start accounting which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

          In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, we recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that are to be terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, we recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

          Interest income increased to $0.6 million for the six months ended June 30, 2003 from $0.4 million in the six months ended June 30, 2002 due to higher cash balances on hand. Interest expense decreased to $32.6 million during the six months ended June 30, 2003 from $120.5 million for the six months ended June 30, 2002. The decrease was due to the extinguishment of the Liabilities Subject to Compromise and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8¼% Senior Notes due 2010 and writeoffs of $8.2 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility.

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

          Other income (expense) was a net expense of $3.6 million in the six months ended June 30, 2003. This amount consisted primarily of $1.6 million of loss on sale of assets, $0.6 million related to losses from investments in affiliates accounted for under the equity method, and $0.6 million related to the writedown of our interest rate cap to fair value. Other income (expense) was a net expense of $11.2 million in the six months ended June 30, 2002. Of this amount, $9.3 million was related to expenses associated with the proposed debt tender and exchange offers, $0.1 million related to losses from investments in affiliates accounted for under the equity method and $1.8 million was related to losses on sale of assets.

          Loss on disposal of discontinued segment was $0.6 million in the six months ended June 30, 2003. This amount consisted of the settlement of a disputed item related to the disposal of our network services business. This segment was sold on December 31, 2002.

          Loss from operations of discontinued segment was $2.8 million in the six months ended June 30, 2002. This segment was sold on December 31, 2002.

Liquidity and Capital Resources

          SpectraSite, Inc. is a holding company whose only significant asset is the outstanding capital stock of its subsidiary, SpectraSite Communications. SpectraSite’s only source of cash to pay interest on and principal of our indebtedness is distributions from SpectraSite Communications.

Cash Flows

          For the six months ended June 30, 2003, cash provided by operating activities was $34.4 million compared to cash used in operating activities of $15.7 million in the six months ended June 30, 2002. The change is primarily attributable to decreased interest payments, decreased depreciation expense, decreased accounts receivable and increased accounts payable.

          For the six months ended June 30, 2003, cash provided by investing activities was $63.0 million compared to cash used in investing activities of $59.3 million for the six months ended June 30, 2002. Investing activities for the six months ended June 30, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million. In addition, we invested $18.2 million and $58.6 million in purchases of property and equipment and acquisitions, primarily related to the acquisition and construction of communications towers, in the six months ended June 30, 2003 and 2002, respectively.

          In the six months ended June 30, 2003, cash used in financing activities was $119.6 million compared to cash provided by financing activities of $88.8 million in the six months ended June 30, 2002. Cash used in financing activities for the six months ended June 30, 2003 consisted primarily of $200.0 million in proceeds from the issuance of our 8¼% Senior Notes Due 2010 and $1.6 million in proceeds from the issuance of common stock, offset by $303.0 million of payments on our credit facility, payments on capital leases of $11.2 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters, and $7.0 million in debt issuance costs related to the Senior Notes. The cash provided by financing activities in the six months ended June 30, 2002 was primarily attributable to $90.0 million of draws on our credit facility.

Financing Transactions

          On May 21, 2003, we issued $200.0 million aggregate principal amount of 8¼% Senior Notes due 2010 for proceeds of $194.5 million, net of debt issuance costs. Semi-annual interest payments for the 8¼% Senior Notes are due on each May 15 and November 15 beginning on November 15, 2003. We are required to comply with certain covenants under the terms of the 8¼% Senior Notes that restrict our ability to incur additional indebtedness and make certain payments, among other covenants.

          Communications is party to an amended and restated credit facility totaling $680.0 million. The credit facility includes a $200.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a $204.8 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007 and a $275.2 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

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

          On May 14, 2003, Communications amended its credit facility to reduce the unused $300.0 million commitment under the revolving credit facility by $100.0 million in exchange for moderately increasing the ratios in its leverage covenant in future periods. In connection with this reduction, Communications wrote off $2.0 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

          With the proceeds from the issuance of the 8¼% Senior Notes Due 2010, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and $12.8 million of the multiple draw term loan and $17.2 million of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

          As of June 30, 2003, Communications has $480.0 million outstanding under the credit facility. The remaining $200.0 million under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $193.7 million under the revolving credit facility as of June 30, 2003 while remaining in compliance with the applicable covenants.

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

          In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of June 30, 2003, the carrying amount and fair value of this instrument was $0.2 million and is included in Other Assets in the unaudited condensed consolidated financial statements.

Liquidity and Commitments

          We had cash and cash equivalents of $58.8 million at June 30, 2003. We also had $480.0 million outstanding under our credit facility at that date. The remaining $200.0 million under the credit facility was undrawn. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2003 was 4.83%. Our ability to borrow under the credit facility is limited by the financial covenants regarding the total debt to annualized EBITDA (as defined in the credit facility) and interest and fixed charge coverage ratios of SpectraSite Communications and its subsidiaries. Under the terms of the credit facility, we could borrow approximately $193.7 million under the revolving credit facility as of June 30, 2003 while remaining in compliance with these covenants. Our ability to borrow and use cash under the credit facility financial covenants will increase or decrease as our annualized EBITDA increases or decreases.

          Our ability to fund capital expenditures, make scheduled payments of principal or pay interest on our debt obligations and our ability to refinance any such debt obligations will depend on our future performance, including our ability to generate cash flow from operations, which, to a certain extent, depends on the demand for wireless services, developments in competing technologies and our ability to add new tenants, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. While we have taken steps to reduce our capital commitments, we are contractually obligated to purchase 600 towers from SBC from May 2003 through August 2004. These commitments will require approximately $78 million in each of 2003 and 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations, available cash on hand and anticipated borrowings under our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the foreseeable future. However, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity. We currently anticipate that in order to pay the principal of our outstanding credit facility and senior notes upon a change of control, as defined, we will be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings or equity or debt financings will be available on terms acceptable to us, in amounts sufficient to service our indebtedness and make anticipated capital expenditures.

          The following table provides a summary of our material debt, lease and other contractual commitments as of June 30, 2003.

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Credit Facility	$479,955	$—	$30,137	$449,818	$—
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	931	704	227	—	—
Operating Leases Payments	297,891	63,369	97,210	49,326	87,986
SBC Tower Purchase Commitment(1)	141,960	104,000	37,960	—	—

Total Contractual Cash Obligations	$1,120,737	$168,073	$165,534	$499,144	$287,986

(1)	Based on the estimated average purchase price of towers to be acquired from SBC.

          In addition, we had standby letters of credit of $6.3 million and performance bonds of $5.5 million outstanding at June 30, 2003, most of which expire within one year.

Non-GAAP Financial Measures

          EBITDA is provided because it is a measure commonly used in the communications site industry as a measure of a company’s operating performance. We use EBITDA to compare our operating performance with that of our competitors. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. Although EBITDA is not necessarily comparable with similarly titled measures for other companies, we believe that EBITDA can assist in comparing company performance on a consistent basis without regard to non-cash compensation charges and depreciation, amortization and accretion expenses, which may vary significantly depending on accounting methods where acquisitions are involved or non-operating factors such as historical cost bases. When evaluating EBITDA, investors should consider, among other factors:

•	increasing or decreasing trends in EBITDA,

•	whether EBITDA has remained at positive levels historically and

•	how EBITDA compares to levels of debt and interest expense.

EBITDA for the three and six months ended June 30, 2003 and 2002 was calculated as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(In thousands)
Net loss	$(7,574)	$(127,568)	$335,704	$(580,099)
Add/Less:
Depreciation, amortization and accretion expenses	25,626	50,625	58,527	95,263
Non-cash compensation charges	—	291	—	580
Interest income	(279)	(293)	(633)	(377)
Interest expense	18,604	61,795	32,586	120,492
Gain on debt discharge	—	—	(1,034,764)	—
Other expense	1,841	10,795	3,563	11,182
Income tax expense (benefit)	206	(18)	813	143
Reorganization items:
Adjust accounts to fair value	—	—	644,688	—
Professional and other fees	—	—	23,894	—
Loss from operations of discontinued segment, net of income tax expense	—	4,797	—	2,785
Loss on disposal of discontinued segment	596	—	596	—
Cumulative effect of change in accounting principle	—	—	12,236	376,753

EBITDA	$39,020	$424	$77,210	$26,722

          As discussed in note 8 to our unaudited condensed consolidated financial statements, the measurement of profit or loss currently used by management to evaluate our results of operations and our operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). We define Adjusted EBITDA as operating income (loss) before depreciation, amortization and accretion expenses, restructuring and non-recurring charges and non-cash compensation charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes for the broadcast services division for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Income (loss) from continuing operations before income taxes	$(902)	$(1,170)	$(1,521)	$(1,706)
Add: Depreciation, amortization and accretion expenses	267	440	586	911
Add: Restructuring and non-recurring charges	—	1,176	—	1,176
Less: Other income	—	(109)	—	—

Adjusted EBITDA	$(635)	$337	$(935)	$381

          Free cash flow (deficit) consists of net cash provided by operating activities less purchases of property and equipment. Free cash flow (deficit) is provided because it is a measure commonly used in the communications site industry as a measure of a company’s ability to generate cash from operations. Free cash flow (deficit) is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income or cash flows provided by (used in) operating activities as a measure of performance, cash flows or liquidity. Although free cash flow (deficit) is not necessarily comparable with similarly titled measures for other companies, we believe that free cash flow (deficit) can assist in comparing company performance on a consistent basis. Free cash flow (deficit) for the three and six months ended June 30, 2003 and 2002 was calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(In thousands)
Net cash provided by (used in ) operating activities	$16,623	$(19,890)	$34,442	$(15,688)
Less: Purchases of property and equipment	(3,926)	(19,579)	(8,918)	(48,530)

Free cash flow (deficit)	$12,697	$(39,469)	$25,524	$(64,218)

          Same tower revenue and same tower cash flow are based on trailing twelve-months site leasing revenue (exclusive of fee revenue) and site leasing costs of operations, excluding depreciation, amortization and accretion expenses on the towers that we owned or operated as of June 30, 2002 and 2003. Same tower revenue and same tower cash flow are provided because they are measures commonly used in the communications site industry as a measure of a company’s operating performance. Same tower revenue and same tower cash flow are not measurements of financial performance under generally accepted accounting principles and should not be considered alternatives to net income or cash flows provided by (used in) operating activities as a measure of performance, cash flows or liquidity. Although same tower revenue and same tower cash flow are not necessarily comparable with similarly titled measures for other companies, we believe that same tower revenue and same tower cash flow can assist in comparing company performance on a consistent basis. Same tower revenue and same tower cash flow on the 7,420 towers that we owned or operated as of June 30, 2002 and 2003 for the three months ended June 30, 2003 and 2002 were calculated as follows:

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

	(In thousands)
Site leasing revenues	$77,498	$69,633
Less: Fee revenues included in site leasing revenues	(1,885)	(896)
Less: Revenue from towers not owned as of June 30, 2002 and 2003 and managed or marketed towers	(3,767)	(6,257)

Same tower site leasing revenues on 7,420 towers	$71,846	$62,480

Site leasing costs of operations, excluding depreciation, amortization and accretion expenses	$25,764	$26,705
Less: Site leasing costs of operations for towers not owned as of June 30, 2002 and 2003 and managed or marketed towers	(461)	(2,549)

Same tower site leasing costs of operations, excluding depreciation, amortization and accretion expenses on 7,420 towers	25,303	24,156

Same tower cash flow on 7,420 towers	$46,543	$38,324

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

Revenue Recognition

          Site leasing revenues are recognized when earned based on lease agreements. Rental increases based on fixed escalation clauses that are included in certain lease agreements are recognized on a straight-line basis over the term of the lease. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized upon delivery of the related product or service.

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

Impairment of Long-lived Assets

          We evaluate long-lived assets, such as property and equipment, goodwill and purchased intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives is evaluated using the guidance provided by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

Derivative Financial Instruments

          Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Instruments and Certain Hedging Activities (“SFAS 138”) and as further amended by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative financial instruments are recorded in the consolidated financial statements at fair value. Changes in the fair values of derivative financial instruments are either recognized in earnings or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.

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

Risks Relating to Our Business

We recently emerged from a chapter 11 bankruptcy reorganization and have a history of losses.

          On November 15, 2002, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. We emerged from bankruptcy on February 10, 2003. We incurred net losses of approximately $157.6 million in 2000, $654.8 million in 2001 and $775.0 million in 2002. We adopted “fresh start” accounting as of January 31, 2003 and our emergence from chapter 11 resulted in a new reporting entity. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. We cannot assure you that we will grow or achieve profitability in the near future, or at all.

Our historical financial information is not comparable to our current financial condition and results of operations.

          As a result of our emergence from bankruptcy, we are operating our business with a new capital structure. We also are subject to the “fresh start” accounting prescribed by generally accepted accounting principles, and our balance sheet as of January 31, 2003 reflects the application of these rules. Accordingly, our financial condition and results of operations will not be comparable to the financial condition and results of operations reflected in our historical financial statements, which may make it difficult for you to assess our future prospects based on our historical performance.

The financial and operating difficulties in the wireless telecommunications sector may negatively affect our customers and our company.

          Recently, the wireless telecommunications sector has been facing significant challenges resulting from intense competition and financial difficulties. As a result, some of our customers face uncertain financial circumstances. The impact to us could include a reduced demand for communications sites, higher bad debt expense, lower pricing on new customer contracts and possible consolidation among our customers. In addition, because we are considered to operate in the wireless telecommunications sector, we may also be negatively impacted by limited access to debt and equity capital.

Our business depends on demand for wireless communications sites and our ability to secure additional tenants.

          Our business depends on demand for communications sites from wireless service providers, which, in turn, depends on consumer demand for wireless services. A reduction in demand for communications sites or increased competition for additional tenants could have a material adverse effect on our business, financial condition or results of operations. The extent to which wireless service providers lease communications sites on our towers depends on, among other things, the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, consolidation among our customers and potential customers, government regulation of communications licenses, changes in telecommunications regulations, the characteristics of each company’s technology, and geographic terrain. The demand for communications sites may decrease significantly or fail to grow from current levels, which could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the wireless industry could have a negative impact on the demand for our services.

          Various wireless service providers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over time. Consolidation in the wireless industry could have a negative impact on the demand for our services. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. Until recently, cellular and PCS providers were subject to a spectrum aggregation cap of 45 MHz in any urban geographic area. This rule limited the ability of wireless carriers to consolidate. In November 2001, the Federal Communications Commission, or “FCC,” raised this limit to 55 MHz. On January 1, 2003, the spectrum cap was eliminated completely in favor of a case-by-case review of spectrum transactions. The FCC also lifted, for major metropolitan areas, a previous rule limiting the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area. In addition, in May 2003, the FCC adopted new rules authorizing spectrum leasing for a variety of wireless radio services. It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Industry consolidation could have a material adverse impact on our business, financial condition or results of operations.

The increase in the spectrum available for wireless services may impact the demand for our communication towers.

          It is expected that additional spectrum for the provision of wireless services will be made available over the next few years. For example, the FCC is required to make available for commercial use a portion of the frequency spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land mobile services or to expand existing offerings. Further, the FCC has auctioned or announced plans to auction large blocks of spectrum that will in the future be used to expand existing wireless networks and create new or advanced wireless services. This additional spectrum could be used to replace existing spectrum, and could be deployed in a manner that reduces the need for communications towers to transmit signals over existing spectrum. Any increased spectrum could have a material adverse impact on our business, financial condition or results of operations.

A significant portion of our revenues depends on Nextel and Cingular.

          Nextel (including its affiliates) and Cingular account for a significant portion of our total revenues. Nextel and Cingular represented approximately 28% and 20%, respectively, of our revenues for 2002 and 29% and 19%, respectively, of our revenues for the six months ended June 30, 2003. If Nextel, Cingular or any of the other major wireless carriers were to suffer financial difficulties or were unwilling or unable to perform their obligations under their arrangements with us, our business, financial condition or results of operations could be materially and adversely affected.

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

          Technological developments are also making it possible for carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements (such as Cingular’s infrastructure joint ventures with T-Mobile and AT&T Wireless), sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.

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

          Our business depends on our ability to modify towers and add new customers as they expand their tower network infrastructure. Regulatory and other barriers could adversely affect our ability to modify towers in accordance with the requirements of our customers, and, as a result, we may not be able to meet our customers’ requirements. Our ability to modify towers and add new customers to towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, Federal Aviation Administration, or “FAA,” considerations, FCC tower registration procedures, availability of tower components and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. In addition, because the concern over tower proliferation has grown in recent years, many communities now restrict tower modifications or delay granting permits required for adding new tenants.

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

          We have agreed to complete the sublease of 600 towers from SBC between May 2003 and August 2004. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These subleases and other future acquisitions will require us to incur additional indebtedness and contingent liabilities, which could have a material adverse effect on our business, financial condition or results of operations.

A small number of stockholders beneficially own a substantial amount of our common stock and could significantly affect matters requiring a stockholder vote.

          As of June 30, 2003, affiliates of Apollo Management V, L.P. owned approximately 5.6 million shares, or 23.5%, of our common stock and certain funds managed by Oaktree Capital Management, LLC owned approximately 4.8 million shares, or 20.4%, of our common stock. In addition, each of Apollo and Oaktree has a representative on our board of directors. As a result, Apollo and Oaktree are able to exert significant influence over the management and policies of SpectraSite and may have interests that are different from yours.

Our business depends on our key personnel.

          Our future success depends to a significant extent on the continued services of our Chief Executive Officer, Stephen H. Clark, our Chief Operating Officer, Timothy G. Biltz, and our Chief Financial Officer, David P. Tomick. Although each of these officers has an employment agreement with SpectraSite, the loss of any of these key employees would likely have a significantly detrimental effect on our business.

Our operations require compliance with and approval from federal, state and local regulatory authorities.

          We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. These regulations control the siting, marking, and lighting of towers and generally, based on the characteristics of the tower, require registration of tower facilities with the FCC. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency used and the services provided. Any proposals to construct new communications sites or modify existing communications sites that could affect air traffic must be filed with and reviewed by the FAA to ensure that the proposals will not present a hazard to aviation. Tower owners may have an obligation to mark their towers or install lighting to conform to FCC and FAA standards and to maintain such marking or lighting. Tower owners also bear the responsibility for notifying the FAA of any tower lighting failure. We generally outsource the monitoring of the lighting of our towers to contractors that specialize in those services. However, under the FCC’s rules, we remain fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable standards. Failure to comply with applicable requirements (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and/or tort liability, any of which could have an adverse impact on our business.

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

          In October 2000, the FCC adopted rules and policies related to telecommunications service providers’ access to rooftops, other rights-of-way and conduits in multi-tenant buildings. The FCC prohibited telecommunications carriers in commercial settings from entering into new exclusive contracts with building owners, required utilities, including local exchange carriers, to afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to utility-owned conduits and rights-of-way in customer buildings, and gave building tenants the same ability to place on their leased or owned property small satellite dishes for receiving telecommunications signals that they currently have for receiving video services.

          In June 2003, the FCC issued a Notice of Proposed Rulemaking seeking comment on a draft agreement between the FCC, the Advisory Council on Historic Preservation and the National Conference of State Historic Preservation Officers that would tailor and streamline procedures for review of towers and other FCC licensed communications facilities under the National Historic Preservation Act of 1966, or “NHPA,” and on related revisions to the FCC’s rules. The FCC has indicated that the intent of the agreement and the proposed rule revisions is to improve compliance with the NHPA and streamline the review process for construction of towers and FCC licensed communications facilities. We cannot predict with certainty whether, and if so when, the FCC’s proposals will be adopted, and, if they are, the effect they will have on our business.

We generally lease or sublease the land under our towers and may not be able to maintain these leases.

          Our real property interests relating to towers primarily consist of leasehold and sub-leasehold interests, private easements and licenses and easements and rights-of-way granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcy of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financing or from a challenge to our ownership interest, would interfere with our ability to conduct our business and generate revenues. Our ability to protect our rights against persons claiming superior rights in towers depends on our ability to:

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

          Owners and operators of communications towers are subject to environmental laws and regulations. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new tenant on a tower. If the FCC determines that a proposed tower would have a significant environmental impact, then the FCC would be required to prepare an environmental impact statement. This regulatory process could be costly and could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and clean up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

Our towers may be damaged by disasters.

          Our towers are subject to risks associated with natural disasters such as ice and wind storms, tornadoes, hurricanes and earthquakes as well as other unforeseen damage. We self-insure almost all of our towers against such risks. A tower accident for which we do not have adequate self-insurance reserves or are underinsured, or damage to a tower or group of towers, could have a material adverse effect on our business, financial condition or results of operations.

Perceived health risks of radio frequency emissions could impact our business.

          The wireless service providers that utilize our sites are subject to FCC requirements and other guidelines relating to radio frequency emissions. FCC safety guidelines apply to all cellular and personal communications service hand-held telephones that were authorized by the FCC after August 1, 1996. The safety guidelines for radio frequency emissions from our sites require us to undertake safety measures to protect workers whose activities bring them into proximity with the emitters and to restrict access to our sites by others. If radio frequency emissions were found harmful, our tenants and possibly we could face lawsuits claiming damages from such emissions, and demand for wireless services and new towers, and thus our business, financial condition and results of operations could be adversely affected. Although we have not been subject to any claims relating to radio frequency emissions, we cannot assure you that these claims will not arise in the future.

Our substantial indebtedness could impair our financial condition.

          Even after our recent restructuring, we are, and will continue to be, highly leveraged. As of June 30, 2003, we had $680.2 million of consolidated debt. Our high level of indebtedness could have important consequences to us. For example, it could:

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

          Our ability to generate sufficient cash flow from operations to pay the principal of, and interest on, our indebtedness is uncertain. In particular, we may not meet our anticipated revenue growth and operating expense targets, and, as a result, our future debt service obligations, including our obligations on our senior notes, could exceed cash available to us. Further, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

          In addition, we may be able to incur significant additional indebtedness in the future. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase, which could have a material adverse effect on our business, financial condition or results of operations.

Repayment of the principal of our outstanding indebtedness may require additional financing. We are not certain of the source or availability of any such financing at this time.

          Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are beyond our control. In addition, we currently anticipate that, in order to pay the principal of our outstanding indebtedness or to repay such indebtedness upon a change of control as defined in the instruments governing our indebtedness, we may be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we could effect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the interest or principal of our indebtedness or that any of such alternatives would be permitted by the terms of our indebtedness then in effect.

The terms of our credit facility and the indenture relating to our senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

          Our credit facility and the indenture relating to our senior notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

          The credit facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could materially and adversely affect our operating results and our financial condition. In the event of any default under our credit facility, the lenders under our credit facility will not be required to lend any additional amounts to us. The lenders also could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on our senior notes, any of which could result in an event of default under our senior notes. If the indebtedness under our credit facility or our senior notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

We do not intend to pay dividends in the foreseeable future and, because we are a holding company, we may be unable to pay dividends.

          We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the indenture governing our senior notes restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Furthermore, because we are a holding company, we depend on the cash flow of our subsidiaries, and Communications’ credit facility imposes restrictions on our subsidiaries’ ability to distribute cash to us.

Our stock price may be volatile and your stock may be difficult to sell.

          There is a limited public market for our common stock. Shares of our common stock currently trade on the OTC Bulletin Board. The market price of our common stock could be subject to wide fluctuations as a result of many factors, including those listed in this “Risk Factors” section. As a result of these factors, it may be difficult to sell any shares of our common stock.

          In recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. Our market price may fluctuate based on a number of factors, including:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	announcements of technological innovations or new services by us or our competitors;

•	announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel;

•	future sales of our common stock; and

•	stock market price and volume fluctuations.

The fluctuations in the market price of our common stock may adversely affect the trading of our common stock, regardless of our actual operating performance.

Substantial sales of our common stock could adversely affect our stock price.

          Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price. As of June 30, 2003, we have 23,743,515 shares of common stock outstanding. We have reserved an additional 67,933 shares of common stock issuable in connection with further distributions pursuant to our Plan of Reorganization. As of June 30, 2003, we have also reserved an additional 2,938,582 shares of common stock for issuance under our stock option plan and 1,249,970 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable in connection with our emergence from bankruptcy and upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one or our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2003, certain of our stockholders have proposed to sell 4,500,000 shares of our outstanding common stock in an underwritten public offering (and an additional 675,000 shares of our common stock if the underwriters exercise their overallotment option).

          After giving effect to the sale of common stock in the proposed offering (and assuming that the underwriters do not exercise their over-allotment option), three stockholders holding an aggregate of approximately 58% of our common stock (including shares issuable upon the exercise of outstanding options) have the right (subject to limited conditions) to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourself or other stockholders. Sales by these stockholders in a registered public offering would not be subject to the limitations of Rule 144 under the Securities Act. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2003. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt.

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total

	(dollars in thousands)
Long–term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

          In addition, as of June 30, 2003, we had $480.0 million of variable rate debt outstanding under our credit facility at a weighted average interest rate of 4.83%. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $1.6 million and $3.4 million in the three and six months ended June 30, 2003, respectively.

          In addition, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps LIBOR at 7.0% for the next three years. As of June 30, 2003, the carrying amount and fair value of this instrument was $0.2 million.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          We have conducted an evaluation, under the supervision of and participation by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to SpectraSite, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in Internal Controls.

          None.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.

2.7	November Agreement, dated as of November 14, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.

Exhibit
Number	Description

2.8	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

2.9	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

2.10	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Second Amended Bylaws of the Registrant. Incorporated by reference to exhibit no. 2.2 to the Registrant’s Form 8-K dated February 11, 2003.

4.1	Indenture, dated as of May 21, 2003, by and between the Registrant and The Bank of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the Registrant’s Form S-4, file no. 333-106118.

4.2	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, Lehman Brothers, Inc., Citigroup Global Markets, Inc., CIBC World Markets Corp., BMO Nesbitt Burns Corp., Credit Suisse First Boston LLC, and TD Securities (USA) Inc. Incorporated by reference to exhibit no. 4.2 to the Registrant’s Form S-4 , file no. 333-106118.

10.1	Amendment No. 3 to the Credit Agreement, dated May 15, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated May 21, 2003 and filed May 22, 2003.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

          (b) Reports on Form 8-K

          On May 9, 2003, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s financial results for the quarter ended March 31, 2003.

          On May 13, 2003, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s plans to offer senior notes in a private offering.

          On May 22, 2003, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s completion of (i) the sale of $200 million of senior notes in a private offering and (ii) an amendment to SpectraSite Communications, Inc.’s senior credit facility reducing the revolving credit facility to $200 million, among other changes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRASITE, INC.
(Registrant)

/s/ DAVID P. TOMICK

David P. Tomick
Executive Vice President, Chief Financial Officer
and Assistant Secretary

/s/ GABRIELA GONZALEZ

Gabriela Gonzalez
Senior Vice President and Corporate Controller,
Principal Accounting Officer

Date: August 11, 2003