Form 10-Q/A
period 2003-06-30
SPECTRASITE INC
filed 2003-09-15
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited; Reorganized Company) and December 31, 2002 (Predecessor Company)	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 (Reorganized Company), the three months ended June 30, 2002 (Predecessor Company), the five months ended June 30, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the six months ended June 30, 2002 (Predecessor Company)	4
Unaudited Condensed Consolidated Statements of Cash Flows for the five months ended June 30, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the six months ended June 30, 2002 (Predecessor Company)	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	63
ITEM 4 — CONTROLS AND PROCEDURES	63
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	64
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS	64
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	64
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	64
ITEM 5 — OTHER INFORMATION	64
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	64
SIGNATURES	66
EXHIBITS

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At June 30, 2003 and December 31, 2002

	Reorganized	Predecessor
	Company	Company
	June 30, 2003	December 31, 2002

	(unaudited)

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,753	$80,961
Accounts receivable, net of allowance of $8,839 and $11,431, respectively	6,553	15,180
Costs and estimated earnings in excess of billings	3,194	2,169
Inventories	7,756	7,878
Prepaid expenses and other	12,759	16,696

Total current assets	89,015	122,884
Property and equipment, net	1,243,743	2,292,945
Goodwill, net	—	60,626
Other assets	223,427	102,001

Total assets	$1,556,185	$2,578,456

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,840	$13,029
Accrued and other expenses	77,390	66,280
Current portion of liabilities under SBC agreement	40,335	—
Billings in excess of costs and estimated earnings	748	703
Current portion of credit facility	—	2,244

Total current liabilities	126,313	82,256

Long-term portion of credit facility	479,955	780,711
Senior notes	200,000	—
Long-term portion of liabilities under SBC agreement	16,008	—
Other long-term liabilities	52,315	27,330

Total long-term liabilities	748,278	808,041

Liabilities subject to compromise (Note 2)	—	1,763,286

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at December 31, 2002	—	154
Common stock, $0.01 par value, 250,000,000 shares authorized, 47,487,030 issued and outstanding at June 30, 2003	475	—
Additional paid-in-capital	686,861	1,624,939
Accumulated other comprehensive income (loss)	3,524	(355)
Accumulated deficit	(9,266)	(1,699,865)

Total stockholders’ equity (deficit)	681,594	(75,127)

Total liabilities and stockholders’ equity (deficit)	$1,556,185	$2,578,456

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Five Months	One Month	Six Months
	Ended	Ended	Ended June 30,	Ended January 31,	Ended June 30,
	June 30, 2003	June 30, 2002	2003	2003	2002

	(in thousands, except per share amounts)
Revenues:
Site operations	$77,498	$69,633	$128,567	$25,556	$135,585
Broadcast services	3,413	6,236	6,988	1,237	12,688

Total revenues	80,911	75,869	135,555	26,793	148,273

Operating expenses:
Costs of operations, excluding depreciation, amortization and accretion expense:
Site operations	25,764	26,705	42,824	8,840	52,210
Broadcast services	3,538	5,005	6,427	1,492	10,375
Selling, general and administrative expenses	12,589	15,456	21,275	4,280	30,976
Depreciation, amortization and accretion expenses	25,626	50,625	42,452	16,075	95,263
Restructuring and non-recurring charges	—	28,570	—	—	28,570

Total operating expenses	67,517	126,361	112,978	30,687	217,394

Operating income (loss)	13,394	(50,492)	22,577	(3,894)	(69,121)

Other income (expense):
Interest income	279	293	496	137	377
Interest expense	(18,604)	(61,795)	(27,865)	(4,721)	(120,492)
Gain on debt discharge	—	—	—	1,034,764	—
Other expense	(1,841)	(10,795)	(3,070)	(493)	(11,182)

Total other income (expense)	(20,166)	(72,297)	(30,439)	1,029,687	(131,297)

Income (loss) from continuing operations before income taxes	(6,772)	(122,789)	(7,862)	1,025,793	(200,418)
Income tax expense (benefit)	206	(18)	808	5	143

Income (loss) from continuing operations	(6,978)	(122,771)	(8,670)	1,025,788	(200,561)
Reorganization items:
Adjust accounts to fair value	—	—	—	(644,688)	—
Professional and other fees	—	—	—	(23,894)	—

Total reorganization items	—	—	—	(668,582)	—

Income (loss) before discontinued operations	(6,978)	(122,771)	(8,670)	357,206	(200,561)
Discontinued operations:
Loss from operations of discontinued segment, net of income tax expense	—	(4,797)	—	—	(2,785)
Loss on disposal of discontinued segment	(596)	—	(596)	—	—

Income (loss) before cumulative effect of change in accounting principle	(7,574)	(127,568)	(9,266)	357,206	(203,346)
Cumulative effect of change in accounting principle (Note 4)	—	—	—	(12,236)	(376,753)

Net income (loss)	$(7,574)	$(127,568)	$(9,266)	$344,970	$(580,099)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.15)	$(0.80)	$(0.18)	$6.66	$(1.30)
Reorganization items	—	—	—	(4.34)	—
Discontinued operations	(0.01)	(0.03)	(0.02)	—	(0.02)
Cumulative effect of change in accounting principle	—	—	—	(0.08)	(2.45)

Net income (loss)	$(0.16)	$(0.83)	$(0.20)	$2.24	$(3.77)

Weighted average common shares outstanding (basic and diluted)	47,244	154,014	47,216	154,014	153,834

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized	Predecessor	Predecessor
	Company	Company	Company
	Five Months	One Month	Six Months
	Ended June 30,	Ended January 31,	Ended June 30,
	2003	2003	2002

	(in thousands)
Operating activities
Net income (loss)	$(9,266)	$344,970	$(580,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35,089	15,609	96,703
Cumulative effect of change in accounting principle	—	12,236	376,753
Amortization of intangible assets	6,277	252	1,728
Amortization of debt issuance costs	2,451	425	5,267
Amortization of asset retirement obligation	1,087	214	—
Amortization of senior discount notes	—	—	61,149
Writeoff of debt issuance costs	8,182	—	—
Non-cash compensation charges	—	—	580
(Gain) loss on disposal of assets	1,676	(84)	31,426
Gain on debt discharge	—	(1,034,764)	—
Adjust accounts to fair value	—	644,688	—
Equity in net loss of affiliates	—	—	102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,582	5,045	33,053
Costs and estimated earnings in excess of billings, net	(707)	(272)	(8,305)
Inventories	124	(2)	(1,751)
Prepaid expenses and other	(934)	(2,238)	(3,879)
Accounts payable	(18,751)	13,549	(23,187)
Other liabilities	(260)	6,264	(5,228)

Net cash provided by (used in) operating activities	28,550	5,892	(15,688)

Investing activities
Purchases of property and equipment	(6,181)	(2,737)	(48,530)
Acquisitions	(9,288)	—	(10,067)
Loans to affiliates	—	—	(750)
Proceeds from the sale of assets	81,171	—	—

Net cash provided by (used in) investing activities	65,702	(2,737)	(59,347)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,606	—	477
Proceeds from issuance of long-term debt	200,000	—	90,000
Repayments of debt	(303,275)	(10,884)	(1,656)
Debt issuance costs	(7,062)	—	(26)

Net cash provided by (used in) financing activities	(108,731)	(10,884)	88,795

Net increase (decrease) in cash and cash equivalents	(14,479)	(7,729)	13,760
Cash and cash equivalents at beginning of period	73,232	80,961	31,547

Cash and cash equivalents at end of period	$58,753	$73,232	$45,307

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,693	$4,265	$55,828
Cash paid during the period for income taxes	482	5	772
Supplemental disclosures of noncash investing and financing activities:
Common stock issued for deposits	$—	$408	$—
Common stock issued for acquisitions	—	—	1,677
Capital lease obligations incurred for the purchase of property and equipment	68	—	1,034

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

       In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted fresh start accounting as of January 31, 2003 and the Company’s emergence from chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined using appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

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

Revenue Recognition

       Revenues for site operations are recognized when earned based on lease or license agreements. Rate increases based on fixed escalation clauses that are included in certain lease or license agreements are recognized on a straight-line basis over the term of the lease or license. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized upon delivery of the related product or service. Additionally, the Company generates revenues related to the management of sites on rooftops. Under each site management agreement, the Company is entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. The Company recognizes this fee as revenue when earned. Broadcast service revenues related to construction activities are derived from service contracts with customers that provide for billing on a time and materials or fixed price basis. For the time and materials contracts, revenues are recognized as services are performed. For long-term construction contracts primarily related to the construction of broadcast towers,

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

revenues are recognized under the percentage-of-completion method. Design, construction and fabrication services are provided to the customer’s specifications. Costs to complete projects can be reasonably estimated. Revenues are recognized by the percentage of contract cost incurred to date compared to estimated total contract cost. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       Unbilled revenues (costs and estimated earnings in excess of billings) become billable when, in accordance with the terms of the contract, certain pre-determined targets are reached. Typically these targets are reached as certain pre-defined stages of the project are completed. In the event that the contractual payment provisions are not triggered or a contract is terminated, the Company’s contracts typically provide for a payment to be due based on the extent of work performed to date.

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

       One customer and its affiliates accounted for $21.3 million and $23.6 million, or 28% and 29% of revenues in the three months ended June 30, 2002 and 2003 and $43.6 million, $7.4 million and $39.2 million, or 29%, 28% and 29% of revenues in the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003, respectively. This customer was a significant stockholder of the Predecessor Company’s common stock. In addition, another customer, which is an affiliate of a former significant stockholder of the Predecessor Company’s common stock, accounted for $14.6 million and $15.4 million, or 19% of revenues in both the three months ended June 30, 2002 and 2003 and $28.8 million, $5.9 million and $25.6 million, or 19%, 22% and 19% of the Company’s revenues in the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003, respectively. This customer also accounted for $5.5 million and $2.5 million, or 21% and 17% of accounts receivable at December 31, 2002 and June 30, 2003, respectively.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Liabilities under SBC Agreement

       In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 5. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability is reduced by a portion of the purchase price of each tower. In addition, the liability is reduced by the amount of costs incurred to place the acquired towers in service. In the five months ended June 30, 2003, $4.0 million of the purchase price of 54 towers acquired and $0.2 million of costs were applied against the liability. As of June 30, 2003, the remaining liability was $56.3 million.

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

Restructuring and Non-recurring Charges

       In May 2002, the Company announced that it would terminate its build-to-suit programs with Cingular (the “Cingular BTS Termination”) and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, the Company recorded restructuring charges of $24.3 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that are to be terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, the Company recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that are not marketable. The charge was based on the estimated discounted cash flows of the towers.

       The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accrued and other expenses in the accompanying condensed consolidated balance sheets.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

		Cash	Cash
		Payments for	Payments for
		the One	the Five
	Liability as	Month	Months
	of	Ended	Ended	Liability as
	December 31,	January 31,	June 30,	of June 30,
	2002	2003	2003	2003

	(in thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development
Employee severance	$1,950	$(81)	$(482)	$1,387
Lease termination and office closing	1,496	(12)	(452)	1,032

Total	3,446	(93)	(934)	2,419
Cingular BTS termination
Employee severance	1,266	(101)	(350)	815
Lease termination and office closing	2,065	(410)	(966)	689

	3,331	(511)	(1,316)	1,504

Total	$6,777	$(604)	$(2,250)	$3,923

Income Taxes

       The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company assesses the likelihood that deferred tax assets will be from future taxable income and, to the extent that recovery is not likely, establishes a valuation allowance against such assets. As of June 30, 2003 and December 31, 2002, the Company has established a 100% valuation allowance against its deferred tax assets.

Earnings Per Share

       On July 31, 2003, the Company’s Board of Directors approved a two-for-one forward stock split of Spectrasite, Inc.’s common stock, effected in the form of a common stock dividend to stockholders of record on August 14, 2003. The additional shares of common stock were mailed or delivered on or about August 21, 2003, by the Company’s transfer agent. All share and per share information for the reorganized company has been retroactively restated to reflect the stock split.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

equivalents were not included in diluted earnings (loss) per share for the three and six months ended June 30, 2002 and the one month ended January 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are the same for the three and six months ended June 30, 2002 and for the one month ended January 31, 2003.

       As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 2.5 million shares of new common stock, par value $0.01 per share (the “New Common Stock”) at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in New Common Stock to employees and directors. Approximately 5.4 million options to purchase New Common Stock were granted under this plan in March 2003. During the three and five months ended June 30, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on New Common Stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the three and five months ended June 30, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the three and five months ended June 30, 2003.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

       Also, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in New Common Stock to employees and directors. In March 2003, the Company granted approximately 5.4 million options to purchase New Common Stock under this plan. Had compensation cost for the Company’s stock options to purchase New Common Stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and five months ended June 30, 2003 would have been as follows (in thousands):

	Reorganized	Reorganized
	Company	Company
	Three Months	Five Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Reported net loss	$(7,574)	$(9,266)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(1,687)	(2,030)

Adjusted net loss	$(9,261)	$(11,296)

Basic and diluted loss per share:
Reported net loss	$(0.16)	$(0.20)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.04)	(0.04)

Adjusted net loss	$(0.20)	$(0.24)

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

Unaudited Interim Financial Statements

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments for the Predecessor Company for the three and six months ended June 30, 2002 and normal recurring adjustments and fresh start accounting adjustments for the Predecessor Company for the one month ended January 31, 2003, and normal recurring adjustments for the Reorganized Company for the three and five months ended June 30, 2003), which are, in the opinion of management, necessary for

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January 31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

2.     Plan of Reorganization

       On November 15, 2002 (the “Petition Date”), SpectraSite filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division (the “Bankruptcy Court”). On November 18, 2002, SpectraSite filed a Proposed Plan of Reorganization and a Proposed Disclosure Statement with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003 and the Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy.

       The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 47.5 million shares of New Common Stock; (ii) the holders of 166,158,298 shares of Old Common Stock outstanding as of the Effective Date received warrants immediately exercisable into 2.5 million shares of New Common Stock at a price of $16.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

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

       In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted fresh start accounting as of January 31, 2003 and the Company’s emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the unaudited condensed consolidated statement of operations for the one month ended January 31, 2003. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after January 31, 2003 are not comparable to the Company’s financial statements for prior periods.

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

	Predecessor			Reorganized
	Company	Reorganization		Company
	January 31,	and Fresh Start		January 31,
	2003	Adjustments	Ref.	2003

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	10,134	—		10,134
Costs and estimated earnings in excess of billings	2,198	—		2,198
Inventories	7,880	—		7,880
Prepaid expenses and other	17,903	(531)	(2)	17,372

Total current assets	111,557	(741)		110,816
Property and equipment, net	2,303,368	(957,210)	(3)	1,346,158
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	102,024	122,181	(2),(4)	224,205

Total assets	$2,577,575	$(896,396)		$1,681,179

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Predecessor			Reorganized
	Company	Reorganization		Company
	January 31,	and Fresh Start		January 31,
	2003	Adjustments	Ref.	2003

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,407	$16,184	(1)	$26,591
Accrued and other expenses	65,039	7,796	(1)	72,835
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Billings in excess of costs and estimated earnings	458	—		458
Current portion of credit facility	2,244	—		2,244

Total current liabilities	78,148	54,231		132,379

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	52,108	—		52,108

Total long-term liabilities	832,819	30,251		863,070

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 47,174,170 issued and outstanding at January 31, 2003 (Reorganized Company)	154	318	(4)	472
Additional paid-in-capital and warrants	1,624,939	(939,681)	(4)	685,258
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock and warrants; and the issuance of the New Common Stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3.	Property and Equipment

       Property and equipment consist of the following:

	Reorganized	Predecessor
	Company	Company
	June 30, 2003	December 31, 2002

	(in thousands)
Towers	$1,206,451	$2,548,712
Equipment	20,556	39,181
Land	16,200	18,081
Buildings	26,914	32,219
Other	6,060	38,217

	1,276,181	2,676,410
Less accumulated depreciation	(35,074)	(401,467)

	1,241,107	2,274,943
Construction in progress	2,636	18,002

Property and equipment, net	$1,243,743	$2,292,945

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

in other long term liabilities in the consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability
	as of		Revisions in	Liability as
	January 1,	Accretion	Estimated	of June 30,
	2003	Expense	Cash Flows	2003

		(in thousands)
Asset retirement obligation	$35,442	$1,301	$(59)	$36,684

       Had the Company adopted SFAS 143 as of January 1, 2002 the following asset retirement obligation would have been recorded (in thousands):

January 1, 2002	$32,122
December 31, 2002	$35,442

       These pro forma amounts are measured using information and assumptions as of the adoption date of this statement.

       Pro forma results of operations for the three and six months ended June 30, 2002 had the Company adopted SFAS 143 on January 1, 2002 are as follows:

	Predecessor Company	Predecessor Company
	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(in thousands, except	(in thousands, except
	per share amounts)	per share amounts)
Reported net loss	$(127,568)	$(580,099)
Additional depreciation of property and equipment	(466)	(928)
Accretion of asset retirement obligation	(612)	(1,202)

Adjusted net loss	$(128,646)	$(582,229)

Basic and diluted earnings per share:
Reported net loss per share	$(0.83)	$(3.77)
Additional depreciation of property and equipment	—	—
Accretion of asset retirement obligation	(0.01)	(0.01)

Adjusted net loss per share	$(0.84)	$(3.78)

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

FINANCIAL STATEMENTS — (Continued)

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

5.     Acquisition Activities

SBC Transaction

       On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the lease or sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of the Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of Old Common Stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of Old Common Stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to add customers to the towers. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor customer on all of the towers and pays a monthly fee per tower of $1,544, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

       Subject to the conditions described in the Lease and Sublease Agreement, SBC also has the right to substitute other available space on the tower for the reserved space, and a right of first refusal as to available space that the Company intends to sublease to a third party. For the first 300 times SBC exercises its right of first refusal, SBC is required to pay the Company a recurring fee for the applicable space equal to the lesser of the fee that would have been charged to the proposed third-party and a fee that is proportional to the monthly fee under the sublease. After the first 300 times that SBC exercises its right of first refusal, SBC is required to pay the Company a recurring fee for the applicable space equal to the recurring fee that would have been charged to the third party.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

       The Company will have the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $199.4 million as of June 30, 2003 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which monthly fee shall be subject to an annual increase based on changes in the consumer price index.

       On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new revenue on the towers remaining to be leased or subleased after February 25, 2002. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million that was expensed. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, the Company sold its rights to 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the Condensed Consolidated Financial Statements. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the five months ended June 30, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $0.4 million and $0.2 million, respectively.

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

       From the initial closing on December 14, 2000 through a closing on February 25, 2002, the Company leased or subleased a total of 2,706 towers under the terms of the amended agreement. The parties agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004. The total consideration paid for the rights to the 600 towers is expected to be approximately $156 million.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

       In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the five months ended June 30, 2003, the Company leased or subleased 54 towers, for which it paid $13.3 million in cash. Of this amount, $4.0 million was charged against the liability and $9.3 million was capitalized as property and equipment.

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

       With the proceeds from the issuance of the 8 1/4% Senior Notes Due 2010 discussed below, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and $12.8 million of the multiple draw term loan and $17.2 of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

       As of June 30, 2003, Communications has $480.0 million outstanding under the restated credit facility. The remaining $200.0 million under the restated credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $193.7 million under the revolving credit facility as of June 30, 2003 while remaining in compliance with the applicable covenants.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

       SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the restated credit facility. The restated credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries, a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries. The restated credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. In addition, the restated credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA (as defined in the credit facility), a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

8 1/4% Senior Notes Due 2010 (“8 1/4% Senior Notes”)

       On May 21, 2003, SpectraSite issued $200.0 million aggregate principal amount of 8 1/4% Senior Notes due 2010 for proceeds of $194.5 million, net of debt issuance costs. Semi-annual interest payments for the 8 1/4% Senior Notes are due on each May 15 and November 15 beginning on November 15, 2003. The Company is required to comply with certain covenants under the terms of the 8 1/4% Senior Notes that restrict the Company’s ability to incur additional indebtedness and make certain payments, among other covenants.

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

8.     Business Segments

       The Company operates in two business segments: wireless and broadcast. Our operations are segmented and managed along our product and service lines. The wireless segment provides for leasing and licensing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing, subleasing and licensing of antenna sites for broadcast communication services and a broad range of broadcast development services, including broadcast tower design and construction and antenna installation. During the last six months, we have experienced a decline in revenues and earnings in our broadcast services division as compared to prior periods. The Board of Directors has initiated an effort to evaluate future business alternatives with respect to the broadcast services division. In the event that the Board of Directors decides to discontinue the broadcast services business, we estimate that the resulting loss could be as much as $20.0 million, depending on the nature of the disposition. Information regarding the broadcast leasing and broadcast services businesses is presented below to provide further information about the broadcast segment.

       The measurement of profit or loss currently used by management to evaluate the results of operations of the Company and its operating segments is Adjusted EBITDA. For the periods prior to January 31, 2003, Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion expenses, interest, gain on debt discharge, income tax expense (benefit), reorganization items, discontinued operations, cumulative effect of change in accounting principle and writeoffs of investments in and loans to affiliates. For the periods subsequent to January 31, 2003, Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. The Company uses a different definition of Adjusted EBITDA for the fiscal periods prior to its reorganization to enable investors to view its operating performance on a consistent basis before the impact of the items discussed above on the predecessor company. Each of these historical

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

items was incurred prior to, or in connection with, its bankruptcy. The Company more fully discusses Adjusted EBITDA and the limitations of this financial measure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA.” Adjusted EBITDA, as defined above, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

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

	Wireless	Broadcast			Other	Total

		Leasing	Services	Total

	(in thousands)
Three months ended June 30, 2003
(Reorganized Company)
Total revenues	$72,020	$5,478	$3,413	$8,891	$—	$80,911
Adjusted EBITDA	39,444	4,460	(635)	3,825	(6,090)	37,179
Assets	1,366,900	90,971	20,159	111,130	78,155	1,556,185
Additions to property and equipment	2,019	1,165	278	1,443	464	3,926
Three months ended June 30, 2002
(Predecessor Company)
Total revenues	$64,190	$5,443	$6,236	$11,679	$—	$75,869
Adjusted EBITDA	5,657	1,001	(720)	281	(16,600)	(10,662)
Assets	2,249,134	172,100	21,738	193,838	278,299	2,721,271
Goodwill	60,626	—	—	—	—	60,626
Additions to property and equipment	14,055	4,374	319	4,693	1,069	19,817
Five months ended June 30, 2003
(Reorganized Company)
Total revenues	$119,437	$9,130	$6,988	$16,118	$—	$135,555
Adjusted EBITDA	65,150	7,444	(405)	7,039	(10,230)	61,959
Assets	1,366,900	90,971	20,159	111,130	78,155	1,556,185
Additions to property and equipment	3,264	1,526	552	2,078	907	6,249
One month ended January 31, 2003
(Predecessor Company)
Total revenues	$23,843	$1,713	$1,237	$2,950	$—	$26,793
Adjusted EBITDA	12,576	1,420	(531)	889	(1,777)	11,688
Assets	1,310,938	158,211	19,052	177,263	96,206	1,584,407
Additions to property and equipment	257	861	9	870	1,610	2,737

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Wireless	Broadcast			Other	Total

		Leasing	Services	Total

	(in thousands)
Six months ended June 30, 2002
(Predecessor Company)
Total revenues	$126,057	$9,528	$12,688	$22,216	$—	$148,273
Adjusted EBITDA	35,840	3,674	(785)	2,889	(23,769)	14,960
Assets	2,249,134	172,100	21,738	193,838	278,299	2,721,271
Goodwill	60,626	—	—	—	—	60,626
Additions to property and equipment	37,404	9,479	451	9,930	3,907	51,241

The following table shows a breakdown of the significant components included in the “other” column in the segment disclosure above (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	January 31, 2003	June 30, 2002

Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$6,090	$7,277	$10,230	$1,777	$13,812
Corporate non-cash compensation charges	—	291	—	—	580
Corporate other expense	—	9,032	—	—	9,377

Total Adjusted EBITDA	$6,090	$16,600	$10,230	$1,777	$23,769

Assets:
Cash and cash equivalents	$58,753	$45,307	$58,753	$73,232	$45,307
Debt issuance costs	19,402	72,625	19,402	22,974	72,625
Goodwill	—	60,626	—	—	60,626
Investments	—	4,403	—	—	4,403
Assets held for sale	—	95,116	—	—	95,116
Corporate other receivables	—	222	—	—	222

Total assets	$78,155	$278,299	$78,155	$96,206	$278,299

Additions to property and equipment:
Corporate additions to property and equipment	$464	$1,069	$907	$1,610	$3,907

Total additions to property and equipment	$464	$1,069	$907	$1,610	$3,907

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

       A reconciliation of income (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Five Months	One Month	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	January 31, 2003	June 30, 2002

Income (loss) from continuing operations before income taxes	$(6,772)	$(122,789)	$(7,862)	$1,025,793	$(200,418)
Add: Depreciation, amortization and accretion expenses	25,626	50,625	42,452	16,075	95,263
Less: Interest income	(279)	(293)	(496)	(137)	(377)
Add: Interest expense	18,604	61,795	27,865	4,721	120,492
Less: Gain on debt discharge	—	—	—	(1,034,764)	—

Adjusted EBITDA	$37,179	$(10,662)	$61,959	$11,688	$14,960

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

       We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our primary business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We also provide design, construction, modification and maintenance services for the broadcast tower industry. After the sale of 545 towers to Cingular, we owned or operated 7,539 towers and in-building systems as of June 30, 2003, located primarily in the top 100 basic trading area markets in the United States.

       On December 31, 2002, we completed the sale of our network services division. Network services’ revenues for the years ended December 31, 2001 and 2002 were $213.1 million and $136.2 million, respectively, and $77.6 million for the six months ended June 30, 2002. In conjunction with the sale, we recorded a loss on disposal of the network services division of $47.0 million. The results of the network services’ operations have been reported separately as discontinued operations in the statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

       For the five months ended June 30, 2003, approximately 95% of our revenues came from our site operations business and approximately 5% of our revenues came from our broadcast services division. Factors affecting the growth in our site operations revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and contractual escalation clauses associated with existing site leasing and licensing agreements. We expect our broadcast service revenues to continue to approximate 5% of our revenues in the immediate future.

       During the last six months, we have experienced a decline in revenues in our broadcast services division as compared to prior periods. This decline is attributable to reduced demand from our primary customers in the radio and television broadcast industries. In addition to lower revenues, Adjusted EBITDA for the broadcast services division for the three and five months ended June 30, 2003 and the one month ended January 31, 2003 were ($0.6) million, ($0.4) million and ($0.5) million, respectively, compared to Adjusted EBITDA losses of ($0.7) million and ($0.8) million for the three months and six months ended June 30, 2002, respectively. Certain of our competitors in this industry have experienced similar business declines and one competitor has recently discontinued its broadcast services operation. Our Board of Directors has initiated an effort to evaluate whether similar actions may be required. In the event that our Board of Directors decides to discontinue our broadcast services business, we estimate that the resulting loss could be as much as $20.0 million, depending on the nature of the disposition.

       We generate site operations revenues primarily from wireless communication and broadcast companies by leasing and licensing space on our towers and access to our in-building neutral host distributed antenna systems. Our site operations business consists of our wireless segment and the broadcast leasing component of our broadcast segment. Typically, our site leasing and licensing agreements are specific to each site and are for the initial term of five to ten years, renewable for additional pre-determined periods at the option of the customer. Payments under leasing and licensing agreements are generally paid on a monthly basis, and revenue from each agreement is recorded monthly. Rate increases based on fixed escalation clauses included in certain lease and licensing agreements are recognized on a straight-line basis over the terms of the agreement. We also generate revenue by providing engineering and site inspection services to our customers for a fee. Revenues from fees originate at the time the customer applies for space on our towers or we provide certain services required in order to process the customer’s application. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize this fee as revenue when earned.

       Broadcast services revenues consist of fees from construction contracts that are either fixed priced or on a time and materials basis. For the time and material contracts, revenues are recognized as services are performed. For long-term construction contracts primarily related to the construction of broadcast towers, revenues are recognized under the percentage-of-completion method. Design, construction and fabrication services are provided to the customer’s specifications. Costs to complete projects can be reasonably estimated. Revenues are recognized by the percentage of contract cost incurred to date compared to estimated total contract cost.

       Costs of operations related to site operations revenues consist primarily of ground rent, maintenance, utilities and taxes. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower is built for an anchor customer, additional customers provide high incremental cash flow. Fluctuations in our profit margin are therefore directly related to the incremental number of customers on each site and the amount of fees generated in a particular period.

       Costs of operations related to broadcast services revenue include the direct costs of the fabrication, construction, modification and maintenance services that we provide. These costs include labor, subcontractors, materials, equipment rental and engineering services. The profit margins for broadcast services are highly susceptible to changes in service mix and demand. A substantial decline in capital expenditures by our broadcast customers in 2003 has adversely affected our broadcast services profit margins. Our declining profit margin in the broadcast services sector is primarily due to uncertainties regarding the requirements and timing for multicasting of digital television. These uncertainties have caused broadcasters to delay their capital expenditures for new construction and make minimum modifications to their towers.

       Selling, general and administrative expenses have three major components. The first component consists of expenses necessary to support our site leasing and licensing operations such as sales, marketing, and property management functions. The second component includes expenses incurred to support broadcast services activity, which include sales, legal and administrative support. The final component includes expenses that are incurred to support all of our business segments, such as legal, finance, human resources and other administrative support.

       The financial difficulties experienced by the telecommunications and broadcast industries in recent years have severely impacted capital availability within the wireless telecommunications and broadcast sectors. Many of our customers were forced to reduce capital expenditures, which in turn impeded our revenue and earnings growth and, therefore, our ability to service our long-term debt. We incurred net losses of approximately $157.6 million in 2000, $654.8 million in 2001 and $775.0 million in 2002. After a review of our business and our prospects, we concluded that recoveries to creditors and equity holders would be maximized by a consensual restructuring.

       On November 15, 2002, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division. On November 18, 2002, we filed a Proposed Plan of Reorganization with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003, and the

Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003, thereby allowing us to emerge from bankruptcy. Our emergence from bankruptcy and adoption of fresh start accounting resulted in the extinguishment of $1.76 billion of indebtedness and significantly reduced our interest expense and our depreciation, amortization, and accretion expense. In addition to our reorganization, we have taken a number of other measures to minimize the potential net losses in the future, including the sale of non-performing assets and the reduction of overhead and capital expenditures.

       As a result of our reorganization, we expect to achieve profitability sooner than if we had not filed a voluntary petition for bankruptcy. We expect the portion of our significant customers’ capital expenditures related to network improvements and coverage enhancements to remain at current levels for the foreseeable future. As customers continue to add antenna sites to our towers, we expect revenues associated with our tower assets to increase. Because a significant percentage of tower operating costs are fixed and do not increase with additional customers, we expect that our earnings will increase as we add additional customers on towers.

       Our Plan of Reorganization provides for the distribution of 47.5 million shares of our common stock to our general unsecured creditors, including former noteholders, and new warrants to purchase an aggregate of 2.5 million shares of common stock at an exercise price of $16.00 per share to the holders of our old common stock, par value $0.001 per share (the “Old Common Stock”). These warrants expire on February 10, 2010. In addition, pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock and all outstanding options and warrants to purchase Old Common Stock that were outstanding on February 10, 2003 were cancelled. New options representing an aggregate of 10.0% of our fully diluted common stock were issued to our management.

Tower Acquisitions and Dispositions

       Our portfolio has grown from 106 towers as of December 31, 1998, to 7,539 towers and in-building systems as of June 30, 2003. We have accomplished this growth through acquisitions or new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC Communications and Nextel.

       Our original agreement with SBC called for us to acquire leasehold and subleasehold interests in approximately 3,900 towers over approximately two years and to commit to build towers for Cingular, an affiliate of SBC. Subsequent amendments to these agreements have resulted in a reduction in the number of towers to be leased or subleased to approximately 3,306 towers and in the termination of the build-to-suit arrangement. See Note 5 to our unaudited consolidated financial statements, “Acquisition Activities — SBC Transaction.” We reduced our acquisition program and terminated our build-to-suit program in order to limit our required capital expenditures and to achieve additional financial flexibility. In November 2001, we paid a fee of $35 million in connection with the first of these amendments. On February 10, 2003, we sold our interest in 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the last of the reductions in the maximum number of towers that we will lease or sublease. In connection with these transactions, we received a net cash payment of $73.5 million, which we used to repay a portion of the indebtedness outstanding under our credit facility, significantly reduced our capital expenditure commitments, extended the timeline to meet our remaining commitments and maintained a mutually profitable commercial relationship with a significant customer. The 545 towers sold represented approximately 7% of our owned and operated tower portfolio at December 31, 2002 and generally were characterized by lower revenues per tower than other towers in our portfolio. We do not expect the sale of our interest in the 545 towers to materially impact our future operating performance.

       For the one month ended January 31, 2003, these towers represented $1.2 million of a total of $25.6 million of site operations revenues and $0.5 million of a total of $8.8 million of costs of site operations, excluding depreciation, amortization and accretion expense. For the five months ended June 30, 2003, these towers represented $0.4 million of a total of $128.6 million of site operations revenues and $0.2 million of a total of $42.8 million in costs of site operations, excluding depreciation, amortization and accretion expense. For the six months ended June 30, 2002 the same towers represented $5.4 million of a total of $135.6 million of site operations revenues and $2.9 million of a total of $52.2 million in costs of site operations, excluding depreciation, amortization and accretion expense.

       We remain contractually obligated to purchase an additional 600 towers from SBC from May 2003 through August 2004 for an aggregate purchase price of approximately $156 million. These commitments will require approximately $78 million in each of 2003 and 2004.

Note Regarding Forward-Looking Statements

       This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this prospectus, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	substantial leverage and capital requirements, even after our emergence from chapter 11;

•	market conditions;

•	dependence on demand for wireless communications and related infrastructure;

•	our ability to add customers on our towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry including the impact of technological developments;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	dependence upon a small number of significant customers;

•	disputes with our current and prospective customers and lessors;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

       You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this prospectus after the date of this prospectus. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this prospectus or elsewhere might not occur.

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

       On January 28, 2003, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court and the Company emerged from Bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, the Company's results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

       Consolidated revenues increased to $80.9 million for the three months ended June 30, 2003 from $75.9 million for the three months ended June 30, 2002. Site operations revenues increased to $77.5 million for the three months ended June 30, 2003 from $69.6 million for the three months ended June 30, 2002. Revenues from wireless operations increased to $72.0 million for the three months ended June 30, 2003 from $64.2 million for the three months ended June 30, 2002. Revenues from broadcast leasing increased to $5.5 million for the three months ended June 30, 2003 from $5.4 million for the three months ended June 30, 2002. Increased revenues in 2003 were primarily a result of incremental revenue in 2003 from new customers on towers that were part of our portfolio on June 30, 2002, revenues derived from towers acquired in 2002 and 2003 and increases in fee revenue offset by reductions of revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of June 30, 2002, same tower revenue growth was 15%. We owned or operated 7,539 towers at June 30, 2003, as compared to 7,994 towers at June 30, 2002.

       Revenues from broadcast services decreased to $3.4 million for the three months ended June 30, 2003 compared to $6.2 million for the three months ended June 30, 2002. Our declining revenues in the broadcast services sector is primarily due to uncertainties regarding the requirements and timing for multicasting of digital television. These uncertainties have caused broadcasters to delay their capital expenditures for new construction and make minimum modifications to their towers.

       Consolidated costs of operations, excluding depreciation, amortization and accretion expenses, decreased to $29.3 million for the three months ended June 30, 2003 from $31.7 million for the three months ended June 30, 2002. The decrease was primarily due to reductions in costs of operations, excluding depreciation, amortization and accretion expenses, related to the 545 SBC Towers sold in February 2003.

       Costs of operations, excluding depreciation, amortization and accretion expenses, for wireless operations decreased to $25.2 million for the three months ended June 30, 2003 from $25.5 million for the three months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for wireless operations as a percentage of wireless revenues decreased to 35% for the three months ended June 30, 2003 from 40% for the three months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast leasing decreased to $0.6 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast leasing as a percentage of broadcast leasing revenues decreased to 10% for the three months ended June 30, 2003 from 22% for the three months ended June 30, 2002. Overall, costs of operations, excluding depreciation, amortization and accretion expenses, for site operations as a percentage of site operations revenues decreased to 33% for the three months ended June 30, 2003 from 38% for the three months ended June 30, 2002. The decrease was primarily due to increased revenues generated from new customers on existing towers and additional Fee Revenue.

       Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services decreased to $3.5 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services as a percentage of broadcast services revenues increased to 104% for the three months ended June 30, 2003 from 80% for the three months ended June 30, 2002, primarily due to lower revenue volumes in 2003.

       Selling, general and administrative expenses decreased to $12.6 million for the three months ended June 30, 2003 from $15.5 million for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 16% for the three months ended June 30, 2003 from 20% for the three months ended June 30, 2002. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2002.

       Site operations selling, general and administrative expenses decreased to $6.1 million for the three months ended June 30, 2003 from $7.1 million for the three months ended June 30, 2002. Site operations selling, general and administrative expenses as a percentage of site operations revenues decreased to 8% in the three months ended June 30, 2003 from 10% for the three months ended June 30, 2002. Selling, general and administrative expenses for wireless operations decreased to $5.6 million for the three months ended June 30, 2003 from $6.6 million for the three months ended June 30, 2002. Selling, general and administrative expenses for wireless operations as a percentage of wireless revenues decreased to 8% for the three months ended June 30, 2003 from 10% for the three months ended June 30, 2002.

       Selling, general and administrative expenses for broadcast leasing remained at $0.5 million for both the three months ended June 30, 2003 and 2002. Selling, general and administrative expenses for broadcast leasing as a percentage of broadcast leasing revenues decreased to 9% for the three months ended June 30, 2003 from 10% for the three months ended June 30, 2002.

       Selling, general and administrative expenses for broadcast services decreased to $0.5 million for the three months ended June 30, 2003 from $0.9 million for the three months ended June 30, 2002. Selling, general and administrative expenses for broadcast services as a percentage of broadcast services revenues increased to 15% for the three months ended June 30, 2003 from 14% for the ended June 30, 2002.

       Selling, general and administrative expenses not specific to the above business segments decreased to $6.0 million for the three months ended June 30, 2003 from $7.5 million for the three months ended June 30, 2002. Selling, general and administrative expenses not specific to the above business segments as a percentage of total revenues decreased to 7% for the three months ended June 30, 2003 from 10% for the three months ended June 30, 2002.

       As a result of the factors discussed above, Adjusted EBITDA increased to $37.2 million for the three months ended June 30, 2003 from ($10.7) million for the three months ended June 30, 2002. Wireless Adjusted EBITDA increased to $41.2 million for the three months ended June 30, 2003 from $32.1 million for the three months ended 2002. Adjusted EBITDA for broadcast leasing increased to $4.4 million for the three months ended June 30, 2003 from $3.7 million for the three months ended June 30, 2002. Adjusted EBITDA for broadcast services was ($0.7) million for the three months ended June 30, 2003 compared to $0.3 million for the three months ended June 30, 2002.

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

       Interest income was $0.3 million for both the three months ended June 30, 2003 and 2002. Interest expense decreased to $18.6 million during the three months ended June 30, 2003 from $61.8 million for the three months ended June 30, 2002. The decrease was due to the extinguishment of the Liabilities Subject to Compromise and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8 1/4% Senior Notes due 2010 and writeoffs of $6.6 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility.

       Other income (expense) was a net expense of $1.8 million in the three months ended June 30, 2003, consisting primarily of $0.5 million of loss on sale of assets and $0.6 million related to the writedown of our interest rate cap to fair value. Other income (expense) was a net expense of $10.8 million in the three months ended June 30, 2002. Of this amount, $9.3 million was related to expenses associated with proposed debt tender and exchange offers, $0.4 million related to gains from investments in affiliates accounted for under the equity method.

       As a result of the factors discussed above, our operating income was $13.4 million for the three months ended June 30, 2003, compared to a loss of $(50.5) million for the three months ended June 30, 2002.

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

       As a result of the factors discussed above, net loss was $7.6 million for the three months ended June 30, 2003, compared to a net loss of $127.6 million for the three months ended June 30, 2002.

Five Months Ended June 30, 2003, One Month Ended January 31, 2003 and the Six Months Ended June 30, 2002

       On January 28, 2003, our Plan of Reorganization was confirmed by the Bankruptcy Court, and we emerged from bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, our results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 to the unaudited condensed consolidated financial statements for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

       Consolidated revenues for the five months ended June 30, 2003 and the one month ended January 31, 2003 were $135.6 million and $26.8 million, respectively. Consolidated revenues for the six months ended June 30, 2002 were $148.3 million. Site operations revenues were $128.6 million and $25.6 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Site operations revenues were $135.6 million for the six months ended June 30, 2002. Site operations revenues were $128.6 million and $25.6 million for the five months ended June 30, 2003 and the one month ended January 31, 2003 respectively. Site operations revenues were $135.6 million for the six months ended June 30, 2002. Wireless revenues were $119.4 million and $23.8 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Wireless revenues were $126.1 million for the six months ended June 30, 2002. Revenues from broadcast leasing were $9.2 million and $1.8 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Revenues from broadcast leasing were $9.5 million for the six months ended June 30, 2002. Revenues in 2003 were primarily affected by incremental revenue in 2003 from new customers on towers that were part of our portfolio on June 30, 2002, revenues derived from towers acquired or built subsequent to June 30, 2002 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of June 30, 2002 and June 30, 2003, same tower revenue growth was 15%. After the sale of 545 towers to Cingular, we owned or operated 7,539 towers and in-building systems at June 30, 2003, as compared to 7,994 towers and in-building systems at June 30, 2002.

       Revenues from broadcast services were $7.0 million and $1.2 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Revenues from broadcast services were $12.7 million in the six months ended June 30, 2002. Our declining profit margin in the broadcast services sector is primarily due to uncertainties regarding the requirements and timing for multicasting of digital television. These uncertainties have caused broadcasters to delay their capital expenditures for new construction and make minimum modifications to their towers.

       Costs of operations, excluding depreciation, amortization and accretion expenses, were $49.3 million and $10.3 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, were $62.6 million for the six months ended June 30, 2002. Costs of operations, excluding appreciation, amortization and accretion expenses, for site operations were $42.8 million and $8.8 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for site operations were $52.2 million for the six months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment were $41.8 million and $8.7 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment were $50.0 million for the six months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 35.0% for the five months ended June 30, 2003, 36.3% for the one month ended January 31, 2003 and 39.6% for the six months ended June 30, 2002. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, were $1.0 million and $0.1 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, were $2.2 million for the six months ended June 30, 2002. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 10.9%, 10.6% and 23.6% for the five months ended June 30, 2003, the one month ended January 31, 2003 and the six months ended June 30, 2002, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless and broadcast leasing segments in 2003 were primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

       Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services were $6.4 million and $1.5 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services were $10.4 million for the six months ended June 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services as a percentage of broadcast services revenues were 92.0% for the five months ended June 30, 2003, 120.6% for the one month ended January 31, 2003 and 81.8% for the six months ended June 30, 2002. Cost of operations excluding depreciation, amortization and accretion expenses, for broadcast services in 2003 was primarily affected by lower revenue volumes in 2003.

       Selling, general and administrative expenses were $21.3 million and $4.3 million for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses were $31.0 for the six months ended June 30, 2002. Selling, general and administrative expenses were 15.7% and 16.0% of total revenues for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses were 20.9% of total revenues for the six months ended June 30, 2002. Selling, general and administrative expenses were primarily affected in amount and as a percentage of revenues as a result of cost cutting measures that were implemented late in 2002 across all segments of the business.

       Site operations selling, general and administrative expenses were $10.1 million and $2.2 million for the five months ended June 30, 2003 and one month ended January 31, 2003, respectively. Site operations selling, general and administrative expenses were $14.7 million for the six months ended June 30, 2002. Selling, general and administrative expenses for our wireless segment were $9.4 million and $2.1 million for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this segment were $13.8 million for the six months ended June 30, 2002. Selling, general and administrative expenses for our wireless segment were 7.9% and 8.9% of wireless revenues for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this segment were 10.9% of wireless revenues for the six months ended June 30, 2002. Selling, general and administrative expenses for the broadcast leasing component of our broadcast segment were $0.7 million and $0.1 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component were $0.9 million for the six months ended June 30, 2002. Selling, general and administrative expenses for our broadcast leasing component of our broadcast segment as a percentage of broadcast leasing revenues were 9.0% and 6.2% for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component as a percentage of broadcast leasing revenues were 9.1% for the six months ended June 30, 2002.

       Selling, general and administrative expenses for the broadcast services component of our broadcast segment were $1.0 million and $0.3 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component were $1.9 million for the six months ended June 30, 2002. Selling, general and administrative expenses for the broadcast services component of our broadcast segment were 13.8% and 22.4% of broadcast services revenues for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component were 15.2% of broadcast services revenues for the six months ended June 30, 2002.

       Selling, general and administrative expenses not specific to the above business segments were $10.2 million and $1.8 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses not specific to the above business sectors were $14.4 million for the six months ended June 30, 2002. Selling, general and administrative expenses not specific to the above business sectors were 7.5% and 6.6% of total revenues for the five months ended June 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses not specific to the above business sectors were 9.7% of total revenues for the six months ended June 30, 2002.

       As a result of the factors discussed above, Adjusted EBITDA was $62.0 million and $11.7 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA was $15.0 million for the six months ended June 30, 2002.

       Adjusted EBITDA for site operations was $72.6 million and $14.0 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA for site operations was $39.5 million for the six months ended June 30, 2002. Adjusted EBITDA for our wireless segment was $65.2 million and $12.6 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA for this segment was $35.8 million for the six months ended June 30, 2002. Adjusted EBITDA for the broadcast leasing component of our broadcast segment was $7.4 million and $1.4 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. EBITDA for this component was $3.7 million for the six months ended June 30, 2002.

       Adjusted EBITDA for the broadcast services component of our broadcast segment were ($0.4) million and ($0.5) million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA for this component was ($0.8) million for the six months ended June 30, 2002.

       Depreciation, amortization and accretion expenses were $42.5 million and $16.1 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses were $95.3 million for the six months ended June 30, 2002. Depreciation, amortization and accretion expenses for 2003 were affected primarily by the implementation of fresh start accounting, which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

       In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, we recorded restructuring charges of $24.3 million in the six months ended June 30, 2002. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that were terminated, $3.2 million was related to the costs of closing offices and $4.7 million was related to the costs of employee severance. In addition, we recorded a non-recurring impairment charge of $4.3 million in the six months ended June 30, 2002 to write-down the carrying value of 21 towers that were not marketable. The charge was based on the difference between the carrying value and the estimated discounted cash flows of the towers.

       Interest income was $0.5 million and $0.1 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Interest income was $0.4 million in the six months ended June 30, 2002. Interest income for 2003 was affected by higher cash balances on hand and lower interest rates. Interest expense was $27.9 million and $4.7 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Interest expense was $120.5 million for the six months ended June 30, 2002. Interest expense in 2003 was affected by the extinguishment of indebtedness pursuant to our Plan of Reorganization and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8 1/4% Senior Notes due 2010 and writeoffs of $8.2 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility.

       On February 10, 2003, we emerged from bankruptcy and the holders of the indebtedness extinguished pursuant to our Plan of Reorganization received their pro rata share of 47.5 million shares of common stock in exchange for their notes. The excess of the carrying value of the extinguished indebtedness, net of the related debt issuance costs, over the reorganization value used in adopting fresh start accounting was recorded as a gain on debt discharge of $1.03 billion in the one month ended January 31, 2003.

       Other income (expense) was a net expense of $3.1 million and $0.5 million in the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. In the five months ended June 30, 2003, this amount consisted primarily of $1.7 million of loss on sale of assets and $0.6 million related to the writedown of our interest rate cap to fair value. For the one month ended January 31, 2003, this amount consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million. Other income (expense) was a net expense of $11.2 million in the six months ended June 30, 2002. Of this amount, $9.3 million was related to expenses associated with the proposed debt tender and exchange offers, $0.1 million related to losses from investments in affiliates accounted for under the equity method and $1.8 million was related to losses on sale of assets.

       In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted fresh start accounting as of January 31, 2003, and the Company’s emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is recorded in the one month ended January 31, 2003. In addition, we incurred costs directly associated with the chapter 11 proceedings of $23.9 million in the one month ended January 31, 2003. These costs are included in reorganization items in the unaudited condensed consolidated statement of operations.

       Loss on disposal of discontinued segment was $0.6 million in the five months ended June 30, 2003. This amount consisted of the settlement of a disputed item related to the disposal of our network services business. This segment was sold on December 31, 2002.

       Loss from operations of discontinued segment was $2.8 million in the six months ended June 30, 2002. This segment was sold on December 31, 2002.

       As a result of the factors discussed above, net loss for the five months ended June 30, 2003 was $9.3 million, and net income for the one month ended January 31, 2003 was $345.0 million. Net loss for the six months ended June 30, 2002 was $580.1 million.

Liquidity and Capital Resources

       We are a holding company whose only significant asset is the outstanding capital stock of its subsidiary, Communications. Our only source of cash to pay our obligations is distributions from Communications.

       As a result of the reorganization and implementation of fresh start accounting, our results of operations after January 31, 2003 are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the predecessor company and the reorganized company.

Cash Flows

       Cash provided by operating activities was $28.6 million for the five months ended June 30, 2003 and $5.9 million for the one month ended January 31, 2003. Cash used in operating activities was $15.7 million for the six months ended June 30, 2002. The increase in cash provided by operating activities in 2003 is primarily attributable to decreased interest payments and decreased depreciation expense following our reorganization, decreased accounts receivable and increased accounts payable.

       Cash provided by investing activities was $65.7 million for the five months ended June 30, 2003. Cash used in investing activities was $2.7 million for the one month ended January 31, 2003 and $59.3 million for the six months ended June 30, 2002. Investing activities for the five months ended June 30, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million. In addition, we invested $15.5 million, $2.7 million and $58.6 million in purchases of property and equipment and acquisitions, primarily related to the acquisition and construction of communications towers, in the five months ended June 30, 2003, the one month ended January 31, 2003 and the six months ended 2002, respectively.

       Cash used in financing activities was $108.7 million in the five months ended June 30, 2003 and $10.9 million in the one month ended January 31, 2003. Cash provided by financing activities was $88.8 million in the six months ended June 30, 2002. Cash used in financing activities for the five months ended June 30, 2003 consisted primarily of $200.0 million in proceeds from the issuance of our 8 1/4% Senior Notes Due 2010 and $1.6 million in proceeds from the issuance of common stock, offset by $303.0 million of payments on our credit facility, payments on capital leases of $0.3 million and $7.0 million in debt issuance costs related to the Senior Notes. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters. The cash provided by financing activities in the six months ended June 30, 2002 was primarily attributable to $90.0 million of draws on our credit facility.

Financing Transaction

       On May 21, 2003, we issued $200.0 million aggregate principal amount of 8 1/4% Senior Notes due 2010 for proceeds of $194.5 million, net of debt issuance costs. Semi-annual interest payments for the 8 1/4% Senior Notes are due on each May 15 and November 15 beginning on November 15, 2003. We are required to comply with certain covenants under the terms of the 8 1/4% Senior Notes that restrict our ability to incur additional indebtedness and make certain payments, among other things.

Credit Facility

       Our principal operating subsidiary, Communications, is party to an amended and restated credit facility with lending commitments totaling approximately $680.0 million. The credit facility includes a revolving credit facility with a borrowing limit of $200.0 million, subject to compliance with covenants and the satisfaction of certain conditions precedent. As of June 30, 2003, Communications could borrow up to approximately $193.7 million of the $200.0 million under the revolving credit facility. The maximum amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007, and a term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007. As of June 30, 2003, $204.8 million was outstanding under the multiple draw term loan and $275.2 million was outstanding under the term loan.

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

       SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries, a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries. The credit facility contains a number of covenants that, among other things: restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to Annualized EBITDA (as defined in the credit agreement), a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

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

       With the proceeds from the issuance of the 8 1/4% Senior Notes Due 2010, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and $12.8 million of the multiple draw term loan and $17.2 million of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

Liquidity and Commitments

       We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The credit facility has remained in place during, and since, the reorganization.

       We had cash and cash equivalents of $81.0 million at December 31, 2002 and $58.8 million at June 30, 2003. We also had $783.0 million outstanding under our credit facility at December 31, 2002 and $480.0 million outstanding at June 30, 2003. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow approximately $193.7 million under the revolving credit facility as of June 30, 2003. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 5.94% as of December 31, 2002 and 4.83% as of June 30, 2003.

       While we have taken steps to reduce our capital commitments, we are contractually obligated to purchase an additional 600 towers from SBC from May 2003 through August 2004. These commitments will require approximately $78 million in each of 2003 and 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next three years. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity.

       The following table provides a summary of our material debt, lease and other contractual commitments as of June 30, 2003:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Credit Facility	$479,955	$—	$30,137	$449,818	$—
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	931	704	227	—	—
Operating Leases Payments	297,891	63,369	97,210	49,326	87,986
Asset Retirement Obligations	36,684	381	411	962	34,930
SBC Tower Purchase Commitment(1)	141,960	104,000	37,960	—	—

Total Contractual Cash Obligations	$1,157,421	$168,454	$165,945	$500,106	$322,916

(1)	Based on the estimated average purchase price of towers to be acquired from SBC.

       In addition, we had standby letters of credit of $6.3 million and performance bonds of $5.5 million outstanding at June 30, 2003, most of which expire within one year.

Non-GAAP Financial Measures

       Adjusted EBITDA. Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. For the periods prior to January 31, 2003, Adjusted EBITDA also excludes gain on debt discharge, reorganization items, and writeoffs of investments in and loans to affiliates. We use a different definition of Adjusted EBITDA for the fiscal periods prior to our reorganization to enable investors to view our operating performance on a consistent basis before the impact of the items discussed above on the predecessor company. Each of these historical items was incurred prior to, or in connection with, our bankruptcy and is excluded from Adjusted EBITDA to reflect, as accurately as possible, the results of our core operations. Management does not expect any of these items to have a material financial impact on our operations on a going-forward basis because none of these pre-reorganization items is expected to occur in the foreseeable future.

       Adjusted EBITDA may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or “GAAP.”

       We use Adjusted EBITDA as a measure of operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

       We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

       Our management uses Adjusted EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results;

•	in presentations to our board of directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including the basis for incentive quarterly and annual bonuses for certain employees, including our sales force;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets; and

•	with respect to compliance with our credit facility, which requires us to maintain certain financial ratios based on Annualized EBITDA (as defined in our credit agreement).

       There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income. Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.

       Adjusted EBITDA for the three months ended June 30, 2003 and 2002, the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003 was calculated as follows:

	Three Months	Three Months	Six Months	One Month	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2003	June 30, 2002	January 31, 2003	June 30, 2003

	(in thousands)
Net income (loss)	$(127,568)	$(7,574)	$(580,099)	$344,970	$(9,266)
Depreciation, amortization and accretion expense	50,625	25,626	95,263	16,075	42,452
Interest income	(293)	(279)	(377)	(137)	(496)
Interest expense	61,795	18,604	120,492	4,721	27,865
Gain on debt discharge	—	—	—	(1,034,764)	—
Writeoff of investments in affiliates	—	—	—	—	—
Writeoff of loans to affiliates	—	—	—	—	—
Income tax expense	(18)	206	143	5	808
Reorganization items:
Adjust accounts to fair value	—	—	—	644,688	—
Professional and other fees	—	—	—	23,894	—
Loss (income) from operations of discontinued segment, net of income tax expense	4,797	—	2,785	—	—
Loss on disposal of discontinued segment	—	596	—	—	596
Cumulative effect of change in accounting principle	—	—	376,753	12,236	—

Adjusted EBITDA	$(10,662)	$37,179	$14,960	$11,688	$61,959

       As discussed in Note 8 to our unaudited condensed consolidated financial statements for the quarter ended June 30, 2003, the measurement of profit or loss currently used by management to evaluate our results of operations and our operating segments is Adjusted EBITDA. A reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes by segment for the three months ended June 30, 2002 and 2003, the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003 is as follows:

	Predecessor	Reorganized	Predecessor	Predecessor	Reorganized
	Company	Company	Company	Company	Company
	Three Months	Three Months	Six Months	One Month	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2003	June 30, 2002	January 31, 2003	June 30, 2003

	(in thousands)
Wireless:
Income (loss) from continuing operations before income taxes	$(43,062)	$15,130	$(55,525)	$(2,821)	$24,853
Add: Depreciation, amortization and accretion expenses	48,719	24,314	91,365	15,397	40,297

Wireless Adjusted EBITDA	$5,657	$39,444	$35,840	$12,576	$65,150

Broadcast leasing:
Income (loss) from continuing operations before income taxes	$(534)	$3,416	$615	$887	$5,730
Add: Depreciation, amortization and accretion expenses	1,535	1,044	3,059	533	1,714

Broadcast leasing Adjusted EBITDA	$1,001	$4,460	$3,674	$1,420	$7,444

Total site operations:
Income (loss) from continuing operations before income taxes	$(43,596)	$18,546	$(54,910)	$(1,934)	$30,583
Add: Depreciation, amortization and accretion expenses	50,254	25,358	94,424	15,930	42,011

Total site operations Adjusted EBITDA	$6,658	$43,904	$39,514	$13,996	$72,594

	Predecessor	Reorganized	Predecessor	Predecessor	Reorganized
	Company	Company	Company	Company	Company
	Three Months	Three Months	Six Months	One Month	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2003	June 30, 2002	January 31, 2003	June 30, 2003

Broadcast services:
Income (loss) from continuing operations before income taxes	$(1,160)	$(902)	$(1,696)	$(676)	$(846)
Add: Depreciation, amortization and accretion expenses	440	267	911	145	441

Broadcast services Adjusted EBITDA	$(720)	$(635)	$(785)	$(531)	$(405)

       Free Cash Flow. Free cash flow (deficit), as we have defined it, is calculated as the cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures, such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with generally accepted accounting principles. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow (deficit) for the three months ended June 30, 2002 and 2003, the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003 was calculated as follows:

	Predecessor	Reorganized	Predecessor	Predecessor	Reorganized
	Company	Company	Company	Company	Company
	Three Months	Three Months	Six Months	One Month	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2003	June 30, 2002	January 31, 2003	June 30, 2003

	(in thousands)
Net cash provided by (used in) operating activities	$(19,890)	$16,623	$(15,688)	$5,892	$28,550
Less: Purchases of property and equipment	(19,579)	(3,926)	(48,530)	(2,737)	(6,181)

Free cash flow (deficit)	$(39,469)	$12,697	$(64,218)	$3,155	$22,369

       Cash flow provided by (used in) investing activities and cash flows provided by (used in) financing activities for the three months ended June 30, 2002 and 2003, the six months ended June 30, 2002, the one month ended January 31, 2003 and the five months ended June 30, 2003 are as follows:

	Predecessor	Reorganized	Predecessor	Predecessor	Reorganized
	Company	Company	Company	Company	Company
	Three Months	Three Months	Six Months	One Month	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2003	June 30, 2002	January 31, 2003	June 30, 2003

(in thousands)
Net cash provided by (used in) investing activities	$(19,579)	$(13,171)	$(59,347)	$(2,737)	$65,702

Net cash provided by (used in) financing activities	$(791)	$(32,603)	$88,795	$(10,884)	$(108,731)

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

Revenue Recognition

       Site operations revenues are recognized when earned based on lease and license agreements. Rate increases based on fixed escalation clauses that are included in certain lease and license agreements are recognized on a straight-line basis over the term of the lease or license. Revenues from fees, such as engineering and site inspection fees, are recognized upon delivery of the related products and services to the customer. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize this fee as revenue when earned.

       Broadcast services revenues related to construction activities are derived from service contracts with customers that provide for billing on a time and materials or fixed price basis. For time and material contracts, revenues are recognized as services are performed. For fixed price contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       Unbilled revenues (costs and estimated earnings in excess of billings) become billable when, in accordance with the terms of the contract, certain pre-determined targets are reached.

Typically these targets are reached as certain pre-defined stages of the project are completed. In the event that the contractual payment provisions are not triggered or a contract is terminated, the Company’s contracts typically provide for a payment to be due based on the extent of work performed to date.

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

Property and Equipment

       Property and equipment built, purchased, leased or licensed under long-term leasehold or license agreements are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

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

Accounting for Income Taxes

       As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $464.7 million as of December 31, 2002, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating losses carryforwards, before they expire.

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

Recently Issued Accounting Pronouncements

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle that reduced net income and stockholders’ equity (deficit) by $12.2 million. Had the

Company adopted SFAS 143 as of January 1, 2000, the asset retirement obligation would have been as follows (in thousands):

January 1, 2002	$32,122
December 31, 2002	$35,442

       These pro forma amounts are measured using information and assumptions as of the adoption date of this statement.

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as extraordinary items, but rather will generally be classified as part of other income (expense) on our consolidated statement of operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS 145 on January 1, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

       In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. We adopted the provisions of SFAS 146 on January 1, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS 148 did not have a material effect on our consolidated financial position, results of operations or cash flows.

       In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, as previously amended by SFAS 138. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. We do not expect the impact of adopting this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs. We do not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. Our maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We have not invested in any new VIEs created after January 31, 2003.

       In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150''). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 amends certain other existing pronouncements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Risks Relating to Our Business

We recently emerged from a chapter 11 bankruptcy reorganization, have a history of losses and may not become profitable.

       Because we recently emerged from bankruptcy and have a history of losses, we cannot assure you that we will grow or achieve and maintain profitability in the near future, or at all. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $157.6 million in 2000, $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. If we cannot achieve and maintain profitability, the value of your investment in our company may decline.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.

       As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and are subject to the fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements contained in this prospectus. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our common stock.

The financial and operating difficulties in the wireless telecommunications sector, which have negatively affected some of our customers, could adversely impact our revenues and profitability.

       The slowdown and intense competition in the wireless and telecommunications industries over the past several years have impaired the financial condition of some of our customers. The financial uncertainties facing our customers could reduce demand for our communications sites, increase our bad debt expense and reduce prices on new customer contracts. Industry consolidation could reduce the number of our potential customers. In addition, we may be negatively impacted by our customers’ limited access to debt and equity capital, which may constrain their ability to conduct business with us. As a result, our growth strategy, revenues and profitability may be adversely affected.

A decrease in the demand for our wireless communications sites and our ability to secure additional customers could negatively impact our ability to achieve and maintain profitability.

       Our business depends on demand for communications sites from wireless service providers, which in turn, depends on consumer demand for wireless services. A reduction in demand for our communications sites or increased competition for additional customers could have an adverse effect on our business. Our wireless service provider customers lease and license communications sites on our towers based on a number of factors, including the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, competitive pricing, consolidation among our customers and potential customers, government regulation of communications licenses, changes in telecommunications regulations, the characteristics of each company’s technology and geographic terrain. Any decrease in the demand for our communications sites from current levels or in our ability to secure additional customers could decrease our ability to become and remain profitable and could decrease the value of your investment.

Consolidation in the wireless industry could decrease the demand for our sites and may lead to reductions in our revenues.

       Various wireless service providers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over time. These consolidations could reduce the size of our customer base and have a negative impact on the demand for our services. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, the Federal Communications Commission, or “FCC,” has recently eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions, enabled the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area and authorized spectrum leasing for a variety of wireless radio services. It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our sites, which may lead to reductions in our revenues.

An increase in the spectrum available for wireless services may impact the demand for our communication towers, which may negatively impact our operating results.

       It is expected that additional spectrum for the provision of wireless services will be made available over the next few years. For example, the FCC is required to make available for commercial use a portion of the frequency spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land mobile services or to expand existing offerings. Further, the FCC has auctioned or announced plans to auction large blocks of spectrum that will in the future be used to expand existing wireless networks and to create new or advanced wireless services. This additional spectrum could be used to replace existing spectrum and could be deployed in a manner that reduces the need for communications towers to transmit signals over existing spectrum. Any increased spectrum could have an adverse impact on our business and may impair our operating results.

Because a significant portion of our revenues depends on a small number of customers, the loss of any of these customers could decrease our revenues.

       A significant portion or our revenues is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 28% and 20%, respectively, of our revenues for the year ended December 31, 2002 and 29% and 19%, respectively, of our revenues for the five months ended June 30, 2003. If Nextel, Cingular or any of our other customers were to suffer financial difficulties or were unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

       In addition, from time to time in the ordinary course of our business, we have experienced conflicts or disputes with some of our customers and lessors. Most of these disputes relate to the interpretation of terms in our contracts. While we seek to resolve conflicts amicably and have generally resolved customer disputes on commercially reasonable terms, these disputes could lead to increased tensions and damaged relationships with these entities. In some cases, a dispute could result in a termination of our contracts with customers or lessors, some of whom are key to our business. In addition, if we are unable to resolve these differences amicably, we may be forced to litigate these disputes in order to enforce or defend our rights. Damaged or terminated relationships with our key customers, or any related litigation, could hurt our business and lead to decreased revenues (including as a result of losing a customer or lessor) or increased costs, any of which may have a negative impact on our operating results.

If we are unable to successfully compete, our business will suffer.

       We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been, and will continue to be, the most significant competitive factors affecting our site operations business. We compete for customers with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other independent tower operators; and

•	owners of non-tower antenna sites, including rooftops, water towers and other alternate structures.

       Some of our competitors have significantly more financial resources than we do. The intense competition in our industry may make it more difficult for us to attract new customers, increase our gross margins or maintain or increase our market share.

Competing technologies and other service options offer alternatives to ground-based antenna systems and allow our customers to increase wireless capacity without increased use of ground-based facilities, both of which could reduce the demand for our sites.

       Most types of wireless and broadcast services currently require ground-based network facilities, including communications sites for transmission and reception. The development and growth of communications and other new technologies that do not require ground-based sites could reduce the demand for space on our towers. For example, the growth in delivery of video, voice and data services by satellites, which allow communication directly to users’ terminals without the use of ground-based facilities, could lessen demand for our sites. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high-speed data services directly to consumers. These satellite systems compete with land-based wireless communications systems, thereby reducing the demand for the services that we provide. Technological developments are also making it possible for carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business. Furthermore, wireless service providers frequently enter into agreements with competitors allowing them to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home providers’ services, so that the home providers do not need to lease space for their own antennas on communications sites we own. Any of the conditions and developments described above could reduce demand for our ground-based antenna sites, and may have an adverse effect on our business and revenues.

We may be unable to modify towers and add new customers, which could negatively impact our growth strategy and our business.

       Our business depends on our ability to modify towers and add new customers as they expand their tower network infrastructure. Regulatory and other barriers could adversely affect our ability to modify towers in accordance with the requirements of our customers, and, as a result, we may not be able to meet our customers’ requirements. Our ability to modify towers and add new customers to towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, Federal Aviation Administration, or “FAA,” considerations, FCC tower registration procedures, availability of tower components and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. In addition, because public concern over tower proliferation has grown in recent years, many communities now restrict tower modifications or delay granting permits required for adding new customers. In addition, we may not be able to overcome the barriers to modifying towers or adding new customers. Our failure to complete the necessary modifications could have an adverse effect on our growth strategy and our business.

We may encounter difficulties in integrating acquisitions with our operations, which could limit our revenue growth and our ability to achieve or sustain profitability.

       We have agreed to complete the lease or sublease of 600 towers from SBC between May 2003 and August 2004. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These leases or subleases and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, which may limit our revenue growth and our ability to achieve or sustain profitability. Alternatively, these acquisitions may be financed through the issuance of additional equity, which would dilute your interest as a stockholder. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business.

Your ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock.

       As of August 31, 2003, affiliates of Apollo Management V, L.P. own approximately 11.1 million shares, or 23.5%, of our common stock and certain funds managed by Oaktree Capital Management, LLC own approximately 9.7 million shares, or 20.4%, of our common stock. Two of our directors are associated with these stockholders. As a result, Apollo and Oaktree could exert significant influence over our management and policies and may have interests that are different from yours.

We may be unable to attract and retain key personnel, which would adversely affect our ability to effectively manage our business.

       Our future performance depends largely on the continued services of senior executive officers, including, but not limited to, our Chief Executive Officer, Stephen H. Clark, our Chief Operating Officer, Timothy G. Biltz, and our Chief Financial Officer, David P. Tomick. This dependence is particular to our business because the skills, knowledge, technical experience and customer relationships of our senior executive officers are essential to obtaining and maintaining these relationships and executing our business plan. Although Messrs. Clark, Biltz and Tomick each has an employment agreement with SpectraSite, the loss of any of these key employees would likely have a significantly detrimental effect on our ability to effectively manage our business.

Our failure to comply with federal, state and local laws and regulations could result in our being fined, liable for damages and, in some cases, losing our right to conduct some of our business.

       We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. In addition, under the FCC’s rules, we are fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable standards. Our failure to comply with any applicable laws and regulations (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and tort liability and, in some cases, losing our right to conduct some of our business, any of which could have an adverse impact on our business.

       We also are subject to local regulations and restrictions that typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction or modification. Local regulations could delay or prevent new tower construction or modifications, as well as increase our costs, any of which could adversely impact our ability to implement or achieve our business objectives.

Because we generally lease, sublease, or license the land under our towers, our business may be adversely affected if we fail to protect our rights under our contracts.

       Our real property interests relating to towers primarily consist of leasehold and sub-leasehold interests, private easements and licenses, and easements and rights-of-way granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcy of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financing or from a challenge to our interest in the real property, would interfere with our ability to conduct our business and generate revenues. Our ability to protect our rights against persons claiming superior rights in towers or real property depends on our ability to:

•	recover under title insurance policies, the policy limits of which may be less than the purchase price of a particular tower;

•	in the absence of title insurance coverage, recover under title warranties given by tower sellers, which warranties often terminate after the expiration of a specific period, typically one to three years;

•	recover from landlords under title covenants contained in lease agreements; and

•	obtain so-called “non-disturbance agreements” from mortgagees and superior lienholders of the land under our towers.

       Our inability to protect our rights to the land under our towers could have a material adverse affect on our business and operating results.

Our failure to comply with environmental laws could result in liability and claims for damages.

       We are subject to environmental laws and regulations that impose liability without regard to fault. These laws and regulations place responsibility on us to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new customer on a tower. In the event the FCC determines that one of our towers would have a significant environmental impact, the FCC would be required to prepare an environmental impact statement. This regulatory process could be costly to us and could significantly delay our registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and clean up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business.

Our towers may be damaged by disaster and other unforeseen damage for which our self-insurance may not provide adequate coverage.

       Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. We self-insure almost all of our towers against these risks. Since our inception, two of our towers have been destroyed by high wind, one has been destroyed by unknown causes and approximately 25 tower sites have suffered minor damage due to flooding. In addition, we own, lease and license a large number of towers in geographic areas, including Texas, California, Illinois and Ohio, that have historically been subject to natural disasters, such as high winds, floods, earthquakes and severe weather. A tower accident for which we do not have adequate insurance reserves or have no insurance, or a large amount of damage to a group of towers, could decrease the value of our assets and have an adverse effect on our operating results.

If radio frequency emissions from our towers are demonstrated, or perceived, to cause negative health effects, our business and revenues may be adversely affected.

       The safety guidelines for radio frequency emissions from our sites require us to undertake safety measures to protect workers whose activities bring them into proximity with the emitters and to restrict access to our sites by others. If radio frequency emissions are found, or perceived, to be harmful, our customers and possibly our company could face lawsuits claiming damages from these emissions, and demand for wireless services and new towers, and thus our business and revenues could be adversely affected. Although we have not been subject to any claims relating to radio frequency emissions, we cannot assure you that these claims will not arise in the future or that they will not negatively impact our business.

Our substantial indebtedness could impair our financial condition and make it more difficult for us to fund our operations.

       Even after our recent restructuring, we are, and may continue to be, highly leveraged. As of June 30, 2003, we had $680.2 million of consolidated indebtedness. Our high level of indebtedness could have important negative consequences for us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, reducing available cash flow to fund other projects;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to less leveraged competitors.

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

       In addition, we may be able to incur significant additional indebtedness in the future. To the extent new debt is added to our current debt levels, the risks described above would increase, which could make a material adverse effect on our operations and our ability to run our business more likely.

Repayment of the principal of our outstanding indebtedness, including our senior notes, may require additional financing that we cannot assure you will be available to us.

       We have historically financed our operations primarily with indebtedness. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations, including our senior notes, will continue to depend on our future financial performance. In addition, we currently anticipate that, in order to pay the principal of our outstanding indebtedness, including our senior notes, or to repay such indebtedness upon a change of control as defined in the instruments governing our indebtedness, we may be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we could affect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the interest or principal of our indebtedness or that any of such alternatives would be permitted by the terms of our credit facility and other indebtedness then in effect.

The terms of our credit facility and the indenture relating to our senior notes may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

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

       The credit facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our credit facility, the lenders under our credit facility will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding, to be due and payable, require us to apply all of our available cash to repay these amounts or prevent us from making debt service payments on our senior notes, any of which could result in an event of default under our senior notes. If the indebtedness under our credit facility or our senior notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

If Communications is unable to distribute cash to us, we may be unable to pay dividends or satisfy our outstanding debt obligations.

       We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the immediate future. In addition, our credit facility and the indenture governing our senior notes restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Furthermore, Communications’ credit facility imposes restrictions on our subsidiaries’ ability to distribute cash to us. As a holding company, we are dependent on our subsidiaries, including primarily Communications, for our cash flow. If Communications is unable to distribute cash to us for any reason, including due to restrictions in the credit facility, we would be unable to pay dividends or possibly to satisfy our obligations under our debt instruments.

Substantial sales of our common stock could adversely affect our stock price.

          Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price. As of August 31, 2003, we have 47.5 million shares of common stock outstanding. We have reserved an additional 135,866 shares of common stock issuable in connection with further distributions pursuant to our Plan of Reorganization. As of August 31, 2003, we have also reserved an additional 5.9 million shares of common stock for issuance under our stock option plan and 2.5 million shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable in connection with our emergence from bankruptcy and upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one or our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, as amended. As of August 31, 2003, certain of our stockholders have proposed to sell 9.0 million shares of our outstanding common stock in an underwritten public offering (and an additional 1.35 million shares of our common stock if the underwriters exercise their overallotment option).

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2003 and December 31, 2002. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of June 30, 2003:

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total

	(dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

       As of December 31, 2002, we had $1.76 billion of liabilities subject to compromise, which were converted to common stock on February 10, 2003 pursuant to our Plan of Reorganization. Prior to our chapter 11 filing, these obligations had an average fixed interest rate of 11.30%.

       As of June 30, 2003 and December 31, 2002, we had $480.0 million and $783.0 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 4.83% and 5.94%, respectively. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $1.6 million, $2.8 million, $0.7 million and $7.8 million in the three months ended June 30, 2003, the five months ended June 30, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively.

       In addition, as of June 30, 2003, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps LIBOR at 7.0% for the next three years. As of June 30, 2003, the carrying amount and fair value of this instrument was $0.2 million.

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
Principal Accounting Officer

Date: September 15, 2003

EXHIBIT INDEX

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