Form 10-Q/A
period 2003-06-30
SPECTRASITE INC
filed 2003-09-25
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

       In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, we recorded restructuring charges of $24.3 million in the three months ended June 30, 2002. Site operations restructuring charges were $23.1 million, consisting of $20.3 million in our wireless segment and $2.8 million in the broadcast leasing component of our broadcast segment. The restructuring charge for our wireless segment consisted of $13.6 million related to the write-off of work in progress related to wireless sites in development that were terminated, $3.2 million related to the costs of closing offices and $3.5 million related to the costs of employee severance. The restructuring charge for the broadcast leasing component of our broadcast segment related to the write-off of work in progress related to broadcast sites in development that were terminated. The restructuring charges for the broadcast services component of our broadcast segment were $1.2 million related to costs of employee severance.

       In addition, we recorded a non-recurring impairment charge in the wireless segment of our site leasing business of $4.3 million in the three months ended June 30, 2002 to write-down the carrying value of 21 towers that were not marketable. The charge was based on the difference between the carrying value and the estimated discounted cash flows of the towers.

       Other income (expense) was a net expense of $1.8 million in the three months ended June 30, 2003. All of this expense was recorded in the wireless segment of our site operations business. This amount consisted primarily of $0.5 million of loss on sale of assets and $0.6 million related to the writedown of our interest rate cap to fair value.

       Other income (expense) was a net expense of $10.8 million in the three months ended June 30, 2002. Of this amount, other expense related to the wireless segment of our site operations business was $1.5 million for the three months ended June 30, 2002, consisting of $0.4 million related to gains from investments in affiliates accounted for under the equity method and $1.9 million related to losses on sales of assets. Other expense not specific to any business segment for the three months ended June 30, 2002 was $9.3 million and was related to expenses associated with our proposed debt tender and exchange offers.

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

       Depreciation, amortization and accretion expenses decreased to $25.6 million for the three months ended June 30, 2003 from $50.6 million for the three months ended June 30, 2002. Site operations depreciation, amortization and accretion expenses decreased to $25.4 million for the three months ended June 30, 2003 from $50.3 million for the three months ended June 30, 2002. Depreciation, amortization and accretion expenses for our wireless segment decreased to $24.3 million for the three months ended June 30, 2003 from $48.7 million for the three months ended June 30, 2002. Depreciation, amortization and accretion expenses for the broadcast leasing component of our broadcast segment decreased to $1.1 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002. Depreciation, amortization and accretion expenses for the broadcast services component of our broadcast segment decreased to $0.2 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. These decreases were primarily the result of the implementation of fresh start accounting which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

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

       In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, we recorded restructuring charges of $24.3 million in the six months ended June 30, 2002. Site operations restructuring charges were $23.1 million, consisting of $20.3 million in our wireless segment and $2.8 million in the broadcast leasing component of our broadcast segment. The restructuring charge for our wireless segment consisted of $13.6 million related to the write-off of work in progress related to wireless sites in development that were terminated, $3.2 million related to the costs of closing offices and $3.5 million related to the costs of employee severance. The restructuring charge for the broadcast leasing component of our broadcast segment related to the write-off of work in progress related to broadcast sites in development that were terminated. The restructuring charges for the broadcast services component of our broadcast segment were $1.2 million related to costs of employee severance.

       In addition, we recorded a non-recurring impairment charge in the wireless segment of our site leasing business of $4.3 million in the six months ended June 30, 2002 to write-down the carrying value of 21 towers that were not marketable. The charge was based on the difference between the carrying value and the estimated discounted cash flows of the towers.

       Other income (expense) was a net expense of $3.1 million and $0.5 million in the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. All of this expense was recorded in the wireless segment of our site operations business. In the five months ended June 30, 2003, this amount consisted primarily of $1.7 million of loss on sale of assets and $0.6 million related to the write-down of our interest rate cap to fair value. For the one month ended January 31, 2003, this amount consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.

       Other income (expense) was a net expense of $11.2 million in the six months ended June 30, 2002. Of this amount, other expense related to the wireless segment of our site operations business was $1.9 million for the six months ended June 30, 2002, consisting of $0.1 million related to losses from investments in affiliates accounted for under the equity method and $1.8 million related to losses on sales of assets. Other expense not specific to any business segment for the six months ended June 30, 2002 was $9.3 million and was related to expenses associated with our proposed debt tender and exchange offers.

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

       Depreciation, amortization and accretion expenses were $42.5 million and $16.1 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses were $95.3 million for the six months ended June 30, 2002. Site operations depreciation, amortization and accretion expenses were $42.0 million and $15.9 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Site operations depreciation, amortization and accretion expenses were $94.4 million for the six months ended June 30, 2002. Depreciation, amortization and accretion expenses for our wireless segment were $40.3 million and $15.4 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for this segment were $91.4 million for the six months ended June 30, 2002. Depreciation, amortization and accretion expenses for the broadcast leasing component of our broadcast segment were $1.7 million and $0.5 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for this component were $3.0 million for the six months ended June 30, 2002. Depreciation, amortization and accretion expenses for the broadcast services component of our broadcast segment were $0.5 million and $0.2 million for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for this component were $0.9 million for the six months ended June 30, 2002. Depreciation, amortization and accretion expenses for 2003 were affected primarily by the implementation of fresh start accounting, which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

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

          Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price. As of August 31, 2003, we have 47.5 million shares of common stock outstanding. We have reserved an additional 135,866 shares of common stock issuable in connection with further distributions pursuant to our Plan of Reorganization. As of August 31, 2003, we have also reserved an additional 5.9 million shares of common stock for issuance under our stock option plan and 2.5 million shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable in connection with our emergence from bankruptcy and upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one or our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, as amended. As of September 24, 2003, certain of our stockholders have proposed to sell 9.0 million shares of our outstanding common stock in an underwritten public offering (and an additional 1.35 million shares of our common stock if the underwriters exercise their overallotment option).

          After giving effect to the sale of common stock in the proposed offering (and assuming that the underwriters do not exercise their over-allotment option), three stockholders holding an aggregate of approximately 20.5 million shares of our common stock (including shares issuable upon the exercise of outstanding options) have the right (subject to limited conditions) to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourself or other stockholders. Sales by these stockholders in a registered public offering would not be subject to the limitations of Rule 144 under the Securities Act. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

          We have conducted an evaluation, under the supervision of and participation by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be filed in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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
Principal Accounting Officer

Date: September 25, 2003

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