Form 10-Q
period 2003-09-30
SPECTRASITE INC
filed 2003-11-05
CIK 1072048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________ to ______________

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

Yes [  ]        No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]        No [  ]

As of October 31, 2003, the registrant had only one outstanding class of common stock, of which there were 47,550,172 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited; Reorganized Company) and December 31, 2002 (Predecessor Company)	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 (Reorganized Company), the three months ended September 30, 2002 (Predecessor Company), the eight months ended September 30, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the nine months ended September 30, 2002 (Predecessor Company)	4
Unaudited Condensed Consolidated Statements of Cash Flows for the eight months ended September 30, 2003 (Reorganized Company), the month ended January 31, 2003 (Predecessor Company) and the nine months ended September 30, 2002 (Predecessor Company)	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48
ITEM 4 — CONTROLS AND PROCEDURES	48
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	49
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS	49
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	49
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49
ITEM 5 — OTHER INFORMATION	49
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	49
SIGNATURES	51
EXHIBITS

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At September 30, 2003 and December 31, 2002

	Reorganized	Predecessor
	Company	Company
	September 30, 2003	December 31, 2002

	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,850	$80,961
Accounts receivable, net of allowance of $9,555 and $11,431, respectively	8,451	15,180
Costs and estimated earnings in excess of billings	1,814	2,169
Inventories	7,561	7,878
Prepaid expenses and other	13,369	16,696

Total current assets	87,045	122,884
Property and equipment, net	1,223,424	2,292,945
Goodwill, net	—	60,626
Other assets	217,002	102,001

Total assets	$1,527,471	$2,578,456

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,726	$13,029
Accrued and other expenses	86,914	66,280
Liabilities under SBC agreement	55,660	—
Billings in excess of costs and estimated earnings	380	703
Current portion of credit facility	—	2,244

Total current liabilities	151,680	82,256

Long-term portion of credit facility	439,955	780,711
Senior notes	200,000	—
Other long-term liabilities	53,744	27,330

Total long-term liabilities	693,699	808,041

Liabilities subject to compromise (Note 2)	—	1,763,286

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at December 31, 2002	—	154
Common stock, $0.01 par value, 250,000,000 shares authorized, 47,548,475 issued and outstanding at September 30, 2003	475	—
Additional paid-in-capital	687,669	1,624,939
Accumulated other comprehensive income (loss)	—	(355)
Accumulated deficit	(6,052)	(1,699,865)

Total stockholders’ equity (deficit)	682,092	(75,127)

Total liabilities and stockholders’ equity (deficit)	$1,527,471	$2,578,456

See accompanying notes to the unaudited condensed consolidated financial statements.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands, except per share amounts)
Revenues:
Site operations	$79,526	$72,030	$208,093	$25,556	$207,615
Broadcast services	4,334	7,310	11,322	1,237	19,998

Total revenues	83,860	79,340	219,415	26,793	227,613

Operating expenses:
Costs of operations, excluding depreciation, amortization and accretion expense:
Site operations	26,051	27,465	68,875	8,840	79,675
Broadcast services	3,857	5,230	10,284	1,492	15,605
Selling, general and administrative expenses	13,188	14,154	34,463	4,280	45,130
Depreciation, amortization and accretion expenses	25,675	48,658	68,127	16,075	143,921
Restructuring and non-recurring charges	—	—	—	—	28,570

Total operating expenses	68,771	95,507	181,749	30,687	312,901

Operating income (loss)	15,089	(16,167)	37,666	(3,894)	(85,288)

Other income (expense):
Interest income	143	148	639	137	525
Interest expense	(12,563)	(67,018)	(40,428)	(4,721)	(187,510)
Gain on debt discharge	—	—	—	1,034,764	—
Reorganization expense	—	(1,854)	—	—	(1,854)
Other income (expense)	1,134	1,997	(1,936)	(493)	(9,185)

Total other income (expense)	(11,286)	(66,727)	(41,725)	1,029,687	(198,024)

Income (loss) from continuing operations before income taxes	3,803	(82,894)	(4,059)	1,025,793	(283,312)
Income tax expense	589	551	1,397	5	694

Income (loss) from continuing operations	3,214	(83,445)	(5,456)	1,025,788	(284,006)
Reorganization items:
Adjust accounts to fair value	—	—	—	(644,688)	—
Professional and other fees	—	—	—	(23,894)	—

Total reorganization items	—	—	—	(668,582)	—

Income (loss) before discontinued operations	3,214	(83,445)	(5,456)	357,206	(284,006)
Discontinued operations:
Loss from operations of discontinued segment, net of income tax expense	—	(5,520)	—	—	(8,305)
Loss on disposal of discontinued segment	—	(45,627)	(596)	—	(45,627)

Income (loss) before cumulative effect of change in accounting principle	3,214	(134,592)	(6,052)	357,206	(337,938)
Cumulative effect of change in accounting principle (Note 4)	—	—	—	(12,236)	(376,753)

Net income (loss)	$3,214	$(134,592)	$(6,052)	$344,970	$(714,691)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands, except per share amounts)
Basic earnings per share:
Income (loss) from continuing operations	$0.07	$(0.54)	$(0.12)	$6.66	$(1.84)
Reorganization items	—	—	—	(4.34)	—
Discontinued operations	—	(0.33)	(0.01)	—	(0.35)
Cumulative effect of change in accounting principle	—	—	—	(0.08)	(2.45)

Net income (loss)	$0.07	$(0.87)	$(0.13)	$2.24	$(4.64)

Diluted earnings per share:
Income (loss) from continuing operations	$0.06	$(0.54)	$(0.12)	$6.66	$(1.84)
Reorganization items	—	—	—	(4.34)	—
Discontinued operations	—	(0.33)	(0.01)	—	(0.35)
Cumulative effect of change in accounting principle	—	—	—	(0.08)	(2.45)

Net income (loss)	$0.06	$(0.87)	$(0.13)	$2.24	$(4.64)

Weighted average common shares outstanding (basic)	47,507	154,014	47,325	154,014	153,894

Weighted average common shares outstanding (diluted)	51,617	154,014	47,325	154,014	153,894

See accompanying notes to the unaudited condensed consolidated financial statements.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized	Predecessor	Predecessor
	Company	Company	Company
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30, 2003	January 31, 2003	September 30, 2002

		(in thousands)
Operating activities
Net income (loss)	$(6,052)	$344,970	$(714,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56,330	15,609	145,639
Cumulative effect of change in accounting principle	—	12,236	376,753
Amortization of intangible assets	10,041	252	2,507
Amortization of debt issuance costs	3,480	425	12,325
Amortization of asset retirement obligation	1,756	214	—
Amortization of senior discount notes	—	—	92,900
Writeoff of debt issuance costs	8,938	—	—
Non-cash compensation charges	—	—	638
(Gain) loss on disposal of assets	3,898	(84)	80,883
Gain on sale of available-for-sale securities	(3,837)	—	—
Gain on sale of investments in affiliates	—	—	(1,364)
Gain on sale of subsidiary	(394)	—	—
Gain on debt discharge	—	(1,034,764)	—
Adjust accounts to fair value	—	644,688	—
Equity in net loss of affiliates	—	—	59
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,666	5,045	34,786
Costs and estimated earnings in excess of billings, net	305	(272)	(4,127)
Inventories	318	(2)	(227)
Prepaid expenses and other	(4,679)	(2,238)	(4,534)
Accounts payable	(17,845)	13,549	(36,997)
Other liabilities	8,959	6,264	16,983

Net cash provided by operating activities	62,884	5,892	1,533

Investing activities
Purchases of property and equipment	(10,143)	(2,737)	(52,431)
Acquisitions of towers	(10,148)	—	(10,067)
Loans to affiliates	—	—	(750)
Proceeds from the sale of assets	81,349	—	1,283
Proceeds from sale of available-for-sale securities	4,970	—	—
Proceeds from sale of subsidiary	2,053	—	—
Proceeds from the sale of investments in affiliates	—	—	7,500

Net cash provided by (used in) investing activities	68,081	(2,737)	(54,465)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,415	—	477
Proceeds from issuance of long-term debt	200,000	—	90,000
Repayments of debt and capital leases	(343,389)	(10,884)	(2,234)
Debt issuance costs	(7,373)	—	(2,612)

Net cash provided by (used in) financing activities	(148,347)	(10,884)	85,631

Net increase (decrease) in cash and cash equivalents	(17,382)	(7,729)	32,699
Cash and cash equivalents at beginning of period	73,232	80,961	31,547

Cash and cash equivalents at end of period	$55,850	$73,232	$64,246

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,718	$4,265	$72,696
Cash paid during the period for income taxes	1,915	5	1,471
Supplemental disclosures of noncash investing and financing activities:
Common stock issued for deposits	$—	$408	$—
Common stock issued for acquisitions	—	—	1,678
Capital lease obligations incurred for purchases of property and equipment	162	—	908

See accompanying notes to the unaudited condensed consolidated financial statements.

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

     In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted fresh start accounting as of January 31, 2003, and the Company’s emergence from chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined using appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

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

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to us is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $11.4 million and $9.6 million as of December 31, 2002 and September 30, 2003, respectively.

Significant Customers

     The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries in the United States. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

     One customer and its affiliates accounted for $22.1 million and $23.6 million, or 28% of revenues for both the three months ended September 30, 2002 and 2003 and $65.6 million, $7.4 million and $62.8 million, or 29%, 28% and 29% of revenues in the nine months ended September 30, 2002, the one month ended January 31, 2003 and the eight months ended September 30, 2003, respectively. This customer was a significant stockholder of the Predecessor Company’s common stock. In addition, another customer, which is an affiliate of a former significant stockholder of the Predecessor Company’s common stock, accounted for $16.0 million and $16.5 million, or 20% of revenues for both the three months ended September 30, 2002 and 2003 and $44.8 million, $5.9 million and $42.1 million, or 20%, 22% and 19% of the Company’s revenues in the nine months ended September 30, 2002, the one month ended January 31, 2003 and the eight months ended September 30, 2003, respectively. This customer also accounted for $5.5 million or 21% of accounts receivable at December 31, 2002.

Property and Equipment

     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed long-lived asset as required by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Available-for-Sale Securities

     Available-for-sale securities are classified as other assets in the condensed consolidated balance sheets and are stated at fair value, with any unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). During the three and eight months ended September 30, 2003, the Company sold its available-for-sale securities for proceeds of $5.0 million and recognized a gain on the sale of $3.8 million. This gain is included in Other income (expense) in the unaudited condensed consolidated statements of operations.

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

Customer Contracts

     Upon completion of the Company’s reorganization and the implementation of fresh start accounting, the Company recorded intangible assets relating to the fair value of customer contracts in the amount of $190.9 million as of January 31, 2003. These contracts are amortized over the lesser of the remaining life of the lease contract or the remaining life of the related tower asset, not to exceed 15 years for wireless towers and 30 years for broadcast towers. Customer contracts, less accumulated amortization, were $182.5 million as of September 30, 2003 and are classified as Other assets in the unaudited condensed consolidated financial statements.

Liabilities under SBC Agreement

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 5. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability is reduced by a portion of the purchase price of each tower. In addition, the liability is reduced by the amount of costs incurred to place the acquired towers in service. In the eight months ended September 30, 2003, $4.5 million of the purchase price of 59 towers acquired and $0.3 million of acquisition costs were applied against the liability. As of September 30, 2003, the remaining liability was $55.7 million.

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

     In February 2003, the Company entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of September 30, 2003, the carrying amount and fair value of this instrument was $0.3 million and is included in Other assets in the unaudited condensed consolidated balance sheets.

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

	Predecessor Company		Reorganized Company

		Cash	Cash
		Payments for	Payments for
		the One	the Eight
	Liability as	Month	Months	Liability as
	of	Ended	Ended	of
	December 31,	January 31,	September 30,	September 30,
	2002	2003	2003	2003

	(in thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development
Employee severance	$1,950	$(81)	$(635)	$1,234
Lease termination and office closing	1,496	(12)	(779)	705

Total	3,446	(93)	(1,414)	1,939
Cingular BTS termination
Employee severance	1,266	(101)	(763)	402
Lease termination and office closing	2,065	(410)	(1,059)	596

	3,331	(511)	(1,822)	998

Total	$6,777	$(604)	$(3,236)	$2,937

Income Taxes

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company assesses the likelihood that deferred tax assets will be from future taxable income and, to the extent that recovery is not likely, establishes a valuation allowance against such assets. As of September 30, 2003 and December 31, 2002, the Company has established a 100% valuation allowance against its deferred tax assets.

Earnings Per Share

     On July 31, 2003, the Company’s Board of Directors approved a two-for-one forward stock split of Spectrasite, Inc.’s common stock, effected in the form of a common stock dividend to stockholders of record on August 14, 2003. The additional shares of common stock were mailed or delivered on or about August 21, 2003, by the Company’s transfer agent. All share and per share information for the reorganized company has been presented to reflect the stock split.

     Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”). During the three and nine months ended September 30, 2002 and the one month ended January 31, 2003, the Company had potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. Upon completion of the Company’s reorganization, the convertible notes were exchanged for shares of common stock, par value $0.01 per share and all outstanding warrants and stock options were cancelled. These potential common stock equivalents were not included in diluted earnings (loss) per share for the three and nine months ended September 30, 2002 and the one month ended January 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are the same for the three and nine months ended September 30, 2002 and for the one month ended January 31, 2003.

     As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 2.5 million shares of common stock, par value $0.01 per share at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in common stock to employees and directors. Approximately 5.4 million options to purchase common stock were granted under this plan in March 2003. During the three and eight months ended September 30, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the eight months ended September 30, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the eight months ended September 30, 2003. For the three months ended September 30, 2003, there were approximately 5.4 million options to purchase common stock and warrants exercisable into 2.5 million shares of common stock outstanding which were included in the calculation of diluted earnings per share. No options or warrants were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2003 as all such options and warrants were dilutive. The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands)
Weighted average common shares outstanding (basic)	47,507	154,014	47,325	154,014	153,894
Effect of dilutive options	2,934	—	—	—	—
Effect of dilutive warrants	1,176	—	—	—	—

Weighted average common shares outstanding (diluted)	51,617	154,014	47,325	154,014	153,894

Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities as follows (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor Company
	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	January 31, 2003	September 30, 2002

Reported net income (loss)	$3,214	$(134,592)	$(6,052)	$344,970	$(714,691)
Foreign currency translation Adjustment	(189)	(432)	—	(123)	115
Unrealized holding gains (losses) arising during the period	(3,335)	(1,467)	—	(200)	(24,012)

Comprehensive income (loss)	$(310)	$(136,491)	$(6,052)	$344,647	$(738,588)

Stock Options

     The Company accounts for stock based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees and has not adopted the fair value method of accounting for stock based employee compensation. During 1997, the Company adopted a stock option plan that provided for the purchase of Old Common Stock by key employees, directors, advisors and consultants of the Company. In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income (loss) and net income (loss) per share for the three months ended September 30, 2002, the one month ended January 31, 2003 and the nine months ended September 30, 2002 would have been as follows (in thousands):

	Predecessor	Predecessor	Predecessor
	Company	Company	Company
	Three Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30, 2002	January 31, 2003	September 30, 2002

Reported net income (loss)	$(134,592)	$344,970	$(714,691)
Non-cash compensation charges included in net income (loss)	58	—	638
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(2,484)	(694)	(9,807)

Adjusted net income (loss)	$(137,018)	$344,276	$(723,860)

	Predecessor	Predecessor	Predecessor
	Company	Company	Company
	Three Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30, 2002	January 31, 2003	September 30, 2002

Basic and diluted income (loss) per share:
Reported net income (loss)	$(0.87)	$2.24	$(4.64)
Non-cash compensation charges included in net income (loss)	—	—	—
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.02)	—	(0.06)

Adjusted net income (loss)	$(0.89)	$2.24	$(4.70)

     Also, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in common stock to employees and directors. In March 2003, the Company granted approximately 5.4 million options to purchase common stock under this plan. Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and eight months ended September 30, 2003 would have been as follows (in thousands):

	Reorganized	Reorganized
	Company	Company
	Three Months	Eight Months
	Ended	Ended
	September 30, 2003	September 30, 2003

Reported net income (loss)	$3,214	$(6,052)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(1,757)	(3,787)

Adjusted net income (loss)	$1,457	$(9,839)

Basic income (loss) per share:
Reported net income (loss)	$0.07	$(0.13)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.04)	(0.08)

Adjusted net income (loss)	$0.03	$(0.21)

Diluted income (loss) per share:
Reported net income (loss)	$0.06	$(0.13)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.03)	(0.08)

Adjusted net income (loss)	$0.03	$(0.21)

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

Unaudited Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments for the Predecessor Company for the three and nine months ended September 30, 2002 and normal recurring adjustments and fresh start accounting adjustments for the Predecessor Company for the one month ended January 31, 2003, and normal recurring adjustments for the Reorganized Company for the three and eight months ended September 30, 2003), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January

31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

     The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 47.5 million shares of common stock; (ii) the holders of 166,158,298 shares of Old Common Stock outstanding as of the Effective Date received warrants immediately exercisable into 2.5 million shares of common stock, at a price of $16.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

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

     The reorganization value used in adopting fresh start accounting was $685.7 million based on the fair market value of the senior notes, senior discount notes and senior convertible notes at the Effective Date, the date these instruments were exchanged for common stock and the value of warrants issued on that date based on the Black-Scholes option pricing model. The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company’s Unaudited Condensed Consolidated Balance Sheet as of January 31, 2003:

	Predecessor			Reorganized
	Company	Reorganization		Company
	January 31,	and Fresh Start		January 31,
	2003	Adjustments	Ref.	2003

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	10,134	—		10,134
Costs and estimated earnings in excess of billings	2,198	—		2,198
Inventories	7,880	—		7,880
Prepaid expenses and other	17,903	(531)	(2)	17,372

Total current assets	111,557	(741)		110,816
Property and equipment, net	2,303,368	(957,210)	(3)	1,346,158
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	102,024	122,181	(2), (4)	224,205

Total assets	$2,577,575	$(896,396)		$1,681,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,407	$16,184	(1)	$26,591
Accrued and other expenses	65,039	7,796	(1)	72,835
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Billings in excess of costs and estimated earnings	458	—		458
Current portion of credit facility	2,244	—		2,244

Total current liabilities	78,148	54,231		132,379

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	52,108	—		52,108

Total long-term liabilities	832,819	30,251		863,070

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 47,174,170 issued and outstanding at January 31, 2003 (Reorganized Company)	154	318	(4)	472
Additional paid-in-capital and warrants	1,624,939	(939,681)	(4)	685,258
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock and warrants; and the issuance of the common stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3.     Property and Equipment

     Property and equipment consist of the following:

	Reorganized	Predecessor
	Company	Company
	September 30, 2003	December 31, 2002

	(in thousands)
Towers	$1,204,627	$2,548,712
Equipment	21,629	39,181
Land	16,269	18,081
Buildings	27,278	32,219
Other	7,783	38,217

	1,277,586	2,676,410
Less accumulated depreciation	(56,222)	(401,467)

	1,221,364	2,274,943
Construction in progress	2,060	18,002

Property and equipment, net	$1,223,424	$2,292,945

4.     Recent Accounting Pronouncements

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower upon expiration. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. This obligation is included in Other long term liabilities in the condensed consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability
	as of		Revisions in	Liability as
	January 1,	Accretion	Estimated	of September 30,
	2003	Expense	Cash Flows	2003

	(in thousands)
Asset retirement obligation	$35,442	$1,970	$(42)	$37,370

     Had the Company adopted SFAS 143 as of January 1, 2002 the following asset retirement obligation would have been recorded (in thousands):

January 1, 2002	$32,122
December 31, 2002	$35,442

     These pro forma amounts are measured using information and assumptions as of the adoption date of this statement.

     Pro forma results of operations for the three and nine months ended September 30, 2002 had the Company adopted SFAS 143 on January 1, 2002 are as follows:

	Predecessor Company	Predecessor Company
	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(in thousands, except	(in thousands, except
	per share amounts)	per share amounts)
Reported net loss	$(134,592)	$(714,691)
Additional depreciation of property and equipment	(465)	(1,393)
Accretion of asset retirement obligation	(623)	(1,825)

Adjusted net loss	$(135,680)	$(717,909)

	Predecessor Company	Predecessor Company
	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(in thousands, except	(in thousands, except
	per share amounts)	per share amounts)
Basic and diluted earnings per share:
Reported net loss per share	$(0.87)	$(4.64)
Additional depreciation of property and equipment	—	(0.01)
Accretion of asset retirement obligation	(0.01)	(0.01)

Adjusted net loss per share	$(0.88)	$(4.66)

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. The Company has reviewed its investments and other arrangements and determined that none of its investee companies are VIEs. The Company has not invested in any new VIEs created after January 31, 2003.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, as previously amended by SFAS 138. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 amends certain other existing pronouncements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

5.     Acquisition and Disposition Activities

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

     The Company will have the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $204.3 million as of September 30, 2003 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which shall be subject to an annual increase based on changes in the consumer price index.

     On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new revenue on the towers remaining to be leased or subleased after February 25, 2002. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million that was expensed. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, the Company sold its rights to 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the Condensed Consolidated Financial Statements. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the eight months ended September 30, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $0.4 million and $0.2 million, respectively. In the three months ended September 30, 2002, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $2.8 million and $1.4 million, respectively. In the nine months ended September 30, 2002, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $8.1 million and $4.3 million, respectively.

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

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the eight months ended September 30, 2003, the Company leased or subleased 59 towers, for which it paid $14.7 million in cash. Of this amount, $4.5 million was charged against the liability and $10.2 million was capitalized as property and equipment.

     In the nine months ended September 30, 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of Old Common Stock valued at $1.7 million.

WesTower Leasing Canada, Inc.

     On September 30, 2003, the Company completed the sale of WesTower Leasing Canada, Inc., a wholly-owned subsidiary of the Company consisting primarily of 39 wireless communications towers located in Canada for net cash proceeds totaling $2.1 million. In connection with the sale, the Company recognized a gain of $0.4 million in the eight months ended September 30, 2003, which is included in other income (expense).

6.     Financing Transactions

Credit Facility

     SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility (the “credit facility”) totaling $640.0 million. The credit facility includes a $200.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a $187.8 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007 and a $252.2 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

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

With the proceeds from the issuance of the 8 1/4% Senior Notes Due 2010 discussed below, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and voluntarily repaid $12.8 million of the multiple draw term loan and $17.2 of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

     On September 29, 2003, Communications repaid $0.8 million of the multiple draw term loan and $1.0 million of the term loan. In addition, Communications voluntarily repaid $16.3 million of the multiple draw term loan and $21.9 million of the term loan on September 30, 2003. In connection with these repayments, Communications wrote off $0.7 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

     As of September 30, 2003, Communications has $440.0 million outstanding under the restated credit facility. The remaining $200.0 million under the restated credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $193.8 million under the revolving credit facility as of September 30, 2003 while remaining in compliance with the applicable covenants.

     At September 30, 2003, amounts due under the credit facility are as follows:

Maturities

(in thousands)
2003	$—
2004	—
2005	—
2006	81,001
2007	358,954

Total	$439,955

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

     The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of September 30, 2003 was 4.55%. After giving effect to the amendment to the credit facility discussed in Note 9, the term loan will bear interest, at Communications’ option, at either the Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum. Giving effect to the amendment, the weighted average interest rate on outstanding borrowings under the credit facility as of September 30, 2003 would have been 3.97%.

     Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the revolving credit facility, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, certain changes to the SBC transaction or the generation of excess cash flow (as defined in the credit facility).

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

7.     Discontinued Operations

     On December 31, 2002, the Company sold its network services division. Network services revenues for the three and nine months ended September 30, 2002 were $30.2 million and $107.8 million, respectively. Network services loss before taxes for the three and nine months ended September 30, 2002 were $5.6 million and $8.3 million, respectively. The Company recorded a loss on disposal of the network services division of $47.0 million in 2002. In the eight months ended September 30, 2003, the Company recorded an additional loss on disposal of the network services division of $0.6 million related to the settlement of a disputed item. The results of the network services division’s operations have been reported separately as discontinued operations in the statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

8.     Business Segments

     The Company operates in two business segments: wireless and broadcast. Our operations are segmented and managed along our product and service lines. The wireless segment provides for leasing and licensing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing, subleasing and licensing of antenna sites for broadcast communication services and a broad range of broadcast development services, including broadcast tower design and construction and antenna installation. During the last nine months, we have experienced a decline in revenues and earnings in our broadcast services division as compared to prior periods. The Board of Directors has initiated an effort to evaluate future business alternatives with respect to the broadcast services division. In the event that the Board of Directors decides to discontinue the broadcast services business, we estimate that the resulting loss could be as much as $20.0 million, depending on the nature of the disposition. Information regarding the broadcast leasing and broadcast services businesses is presented below to provide further information about the broadcast segment.

     The measurement of profit or loss currently used by management to evaluate the results of operations of the Company and its operating segments is Adjusted EBITDA. For the periods prior to January 31, 2003, Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion expenses, interest, gain on debt discharge, income tax expense (benefit), reorganization items, discontinued operations, cumulative effect of change in accounting principle and writeoffs of investments in and loans to affiliates. For the periods subsequent to January 31, 2003, Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. The Company uses a different definition of Adjusted EBITDA for the fiscal periods prior to its reorganization to enable investors to view its operating performance on a consistent basis before the impact of the items discussed above on the predecessor company. Each of these historical items was incurred prior to, or in connection with, its bankruptcy. The Company more fully discusses Adjusted EBITDA and the limitations of this financial measure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA.” Adjusted EBITDA, as defined above, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

     Summarized financial information concerning the reportable segments as of and for the three months ended September 30, 2003 and 2002, the eight months ended September 30, 2003, the one month ended January 31, 2003 and the nine months ended September 30, 2002 is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate general and administrative expenses and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been allocated to a specific segment. Virtually all reported segment revenues are generated from external customers as intersegment revenues are not significant.

	Wireless	Broadcast			Other	Total

		Leasing	Services	Total

	(in thousands)
Three months ended September 30, 2003 (Reorganized Company)
Total revenues	$73,671	$5,855	$4,334	$10,189	$—	$83,860
Adjusted EBITDA	45,461	2,158	7	2,165	(5,728)	41,898
Assets	1,342,517	88,319	22,856	111,175	73,779	1,527,471
Additions to property and equipment	2,280	760	266	1,026	750	4,056
Three months ended September 30, 2002 (Predecessor Company)
Total revenues	$66,196	$5,834	$7,310	$13,144	$—	$79,340
Adjusted EBITDA	37,160	4,056	1,388	5,444	(8,116)	34,488
Assets	2,272,271	166,397	21,989	188,386	161,976	2,622,633
Goodwill	60,626	—	—	—	—	60,626
Additions to property and equipment	787	2,197	82	2,279	710	3,776
Eight months ended September 30, 2003 (Reorganized Company)
Total revenues	$193,108	$14,985	$11,322	$26,307	$—	$219,415
Adjusted EBITDA	110,611	9,602	(398)	9,204	(15,958)	103,857
Assets	1,342,517	88,319	22,856	111,175	73,779	1,527,471
Additions to property and equipment	5,544	2,286	818	3,104	1,657	10,305
One month ended January 31, 2003 (Predecessor Company)
Total revenues	$23,843	$1,713	$1,237	$2,950	$—	$26,793
Adjusted EBITDA	12,576	1,420	(531)	889	(1,777)	11,688
Assets	1,310,938	158,211	19,052	177,263	96,206	1,584,407
Additions to property and equipment	257	861	9	870	1,610	2,737
Nine months ended September 30, 2002 (Predecessor Company)
Total revenues	$192,253	$15,362	$19,998	$35,360	$—	$227,613
Adjusted EBITDA	73,000	7,730	603	8,333	(31,885)	49,448
Assets	2,272,271	166,397	21,989	188,386	161,976	2,622,633
Goodwill	60,626	—	—	—	—	60,626
Additions to property and equipment	38,191	11,676	533	12,209	4,617	55,017

     The following table shows a breakdown of the significant components included in the “other” column in the segment disclosure above (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(5,728)	$(7,069)	$(15,958)	$(1,777)	$(20,881)
Corporate non-cash compensation charges	—	(58)	—	—	(638)
Corporate other expense	—	(989)	—	—	(10,366)

Total Adjusted EBITDA	$(5,728)	$(8,116)	$(15,958)	$(1,777)	$(31,885)

Assets:
Cash and cash equivalents	$55,850	$64,246	$55,850	$73,232	$64,246
Debt issuance costs	17,929	68,152	17,929	22,974	68,152
Investments	—	2,843	—	—	2,843
Assets held for sale	—	26,735	—	—	26,735

Total assets	$73,779	$161,976	$73,779	$96,206	$161,976

Additions to property and equipment:
Corporate additions to property and equipment	$750	$710	$1,657	$1,610	$4,617

Total additions to property and equipment	$750	$710	$1,657	$1,610	$4,617

     A reconciliation of income (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

Income (loss) from continuing operations before income taxes	$3,803	$(82,894)	$(4,059)	$1,025,793	$(283,312)
Add: Depreciation, amortization and accretion expenses	25,675	48,658	68,127	16,075	143,921
Less: Interest income	(143)	(148)	(639)	(137)	(525)
Add: Interest expense	12,563	67,018	40,428	4,721	187,510
Add: Reorganization expense	—	1,854	—	—	1,854
Less: Gain on debt discharge	—	—	—	(1,034,764)	—

Adjusted EBITDA	$41,898	$34,488	$103,857	$11,688	$49,448

9. Subsequent Events

     On October 8, 2003, the Company completed an underwritten public offering of its common stock, whereby 10.35 million shares of common stock were sold by four of the Company’s existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $292.0 million from the offering. In connection with this offering, the Company incurred costs of approximately $1.2 million in the three months ended September 30, 2003, which are included in Other income (expense). In connection with the offering, on October 3, 2003, the Company’s common stock began trading on the New York Stock Exchange under the symbol “SSI.”

     Effective October 24, 2003, the Company completed an amendment to the credit facility to replace the existing term loan with a new term loan that is substantially the same as the existing term loan, except that the interest rate was reduced from, at the Company’s option, Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum to Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are one of the largest wireless tower operators in the United States in terms of number of towers and revenues. Our primary business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We also provide design, construction, modification and maintenance services for the broadcast tower industry. We owned or operated 7,509 towers and in-building systems as of September 30, 2003, located primarily in the top 100 basic trading area markets in the United States.

     On December 31, 2002, we completed the sale of our network services division. Network services’ revenues were $30.2 million and $107.8 million for the three and nine months ended September 30, 2002, respectively. In conjunction with the sale, we recorded a loss on disposal of the network services division of $47.0 million in the year ended December 31, 2002. The results of the network services’ operations have been reported separately as discontinued operations in the statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

     For the eight months ended September 30, 2003, approximately 95% of our revenues came from our site operations business and approximately 5% of our revenues came from our broadcast services division. Factors affecting the growth in our site operations revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements. We expect our broadcast service revenues to continue to approximate 5% or less of our revenues in the immediate future.

     During the last nine months, we have experienced a decline in revenues in our broadcast services division as compared to prior periods. This decline is attributable to reduced demand from our primary customers in the radio and television broadcast industries. In addition to lower revenues, Adjusted EBITDA for the broadcast services division for the eight months ended September 30, 2003 and the one month ended January 31, 2003 were ($0.4) million and ($0.5) million, respectively, compared to Adjusted EBITDA of $0.6 million for the nine months ended September 30, 2002, respectively. Certain of our competitors in this industry have experienced similar business declines and one competitor has recently discontinued its broadcast services operation. Our Board of Directors has initiated an effort to evaluate whether similar actions may be required. In the event that our Board of Directors decides to discontinue our broadcast services business, we estimate that the resulting loss could be as much as $20.0 million, depending on the nature of the disposition.

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

     Broadcast services revenues consist of fees from construction contracts that are either fixed priced or on a time and materials basis. For the time and material contracts, revenues are recognized as services are performed. For long-term construction contracts primarily related to the construction of broadcast towers, revenues are recognized under the percentage-of-completion method. Design, construction and fabrication services are provided to the customer’s specifications. Costs to complete projects can be reasonably estimated. Revenues are recognized by the percentage of contract costs incurred to date compared to estimated total contract costs.

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

Plan of Reorganization

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

     Our Plan of Reorganization provided for the distribution of 47.5 million shares of our common stock to our general unsecured creditors, including former noteholders, and new warrants to purchase an aggregate of 2.5 million shares of common stock at an exercise price of $16.00 per share to the holders of our old common stock, par value $0.001 per share (the “Old Common Stock”). These warrants expire on February 10, 2010. In addition, pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock and all outstanding options and warrants to purchase Old Common Stock that were outstanding on February 10, 2003 were cancelled. New options representing an aggregate of 10.0% of our fully diluted common stock were issued to our management.

Tower Acquisitions and Dispositions

     Our portfolio has grown from 106 towers as of December 31, 1998, to 7,509 towers and in-building systems as of September 30, 2003. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC Communications and Nextel.

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

     For the one month ended January 31, 2003, these towers represented $1.2 million of a total of $25.6 million of site operations revenues and $0.5 million of a total of $8.8 million of costs of site operations, excluding depreciation, amortization and accretion expense. For the eight months ended September 30, 2003, these towers represented $0.4 million of a total of $208.1 million of site operations revenues and $0.2 million of a total of $68.9 million in costs of site operations, excluding depreciation, amortization and accretion expense. For the nine months ended September 30, 2002 the same towers represented $8.1 million of a total of $207.6 million of site operations revenues and $4.3 million of a total of $79.7 million in costs of site operations, excluding depreciation, amortization and accretion expense.

     We remain contractually obligated to purchase up to an additional 541 towers from SBC from November 2003 through August 2004 for an aggregate purchase price of approximately $141 million. As of September 30, 2003, the remaining commitments will require approximately $26 million in 2003 and $115 million in 2004.

     On September 30, 2003, we completed the sale of WesTower Leasing Canada, Inc., a wholly-owned subsidiary consisting primarily of 39 wireless communications towers located in Canada for cash proceeds totaling $2.1 million. In connection with the sale, we recognized a gain of $0.4 million, which is included in Other income (expense) in the unaudited condensed consolidated statements of operations.

Forward-Looking Statements

     This quarterly report, and other oral statements made from time to time by our representatives, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider these statements, you should understand that they are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	substantial leverage and capital requirements, even after our emergence from chapter 11;

•	market conditions;

•	dependence on demand for wireless communications and related infrastructure;

•	our ability to add customers on our towers;

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry including the impact of technological developments;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	dependence upon a small number of significant customers;

•	disputes with our current and prospective customers and lessors;

•	consolidation in the wireless industry;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

     On January 28, 2003, the Company’s Plan of Reorganization was confirmed by the Bankruptcy Court and the Company emerged from Bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, the Company’s results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

     Consolidated revenues increased to $83.9 million for the three months ended September 30, 2003 from $79.3 million for the three months ended September 30, 2002. Site operations revenues increased to $79.5 million for the three months ended September 30, 2003 from $72.0 million for the three months ended September 30, 2002. Revenues from wireless operations increased to $73.7 million for the three months ended September 30, 2003 from $66.2 million for the three months ended September 30, 2002. Revenues from broadcast leasing were $5.8 million for both the three months ended September 30, 2003 and 2002. Increased site operations revenues in 2003 were primarily a result of incremental revenue in 2003 from new customers on towers that were part of our portfolio on September 30, 2002, revenues derived from towers acquired in 2002 and 2003 and increases in fee revenue offset by reductions of revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of September 30, 2002 and September 30, 2003, same tower revenue growth was 14%. After the sale of 545 towers to Cingular and the sale of WesTower Leasing Canada, Inc., we owned or operated 7,509 towers at September 30, 2003, as compared to 7,999 towers at September 30, 2002.

     Revenues from broadcast services decreased to $4.4 million for the three months ended September 30, 2003 compared to $7.3 million for the three months ended September 30, 2002. Our declining revenues in the broadcast services sector is primarily due to uncertainties regarding the requirements and timing for multicasting of digital television. These uncertainties have caused broadcasters to delay their capital expenditures for new construction and to make minimum modifications to their towers.

     Accounts receivable, net of allowance, decreased by $6.7 million from December 31, 2002 to September 30, 2003. The decrease in accounts receivable is primarily due to cash collections on account, offset by a decrease in the allowance for doubtful accounts, which decreased by $1.9 million for the same period. We analyze the adequacy of our accounts receivable on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts. During 2002, numerous wireless carriers experienced financial difficulties and their balances owed to us continued to age; these circumstances caused us to increase our allowance at December 31, 2002. During 2003, due to increased collection efforts, we were able to recover receivable amounts which had previously been reserved and as a result, we decreased our allowance as of September 30, 2003.

     Consolidated costs of operations, excluding depreciation, amortization and accretion expenses, decreased to $29.9 million for the three months ended September 30, 2003 from $32.7 million for the three months ended September 30, 2002. Consolidated costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of revenues decreased to 36% for the three months ended September 30, 2003 from 41% for the three months ended September 30, 2002. The decrease was primarily due to reductions in costs of operations, excluding depreciation, amortization and accretion expenses, related to the 545 SBC Towers sold in February 2003.

     Costs of operations, excluding depreciation, amortization and accretion expenses, for site operations decreased to $26.0 million for the three months ended September 30, 2003 from $27.5 million for the three months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for site operations as a percentage of site operations revenues decreased to 33% for the three months ended September 30, 2003 from 38% for the three months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for wireless operations decreased to $25.6 million for the three months ended September 30, 2003 from $26.2 million for the three months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for wireless operations as a percentage of wireless revenues decreased to 35% for the three months ended September 30, 2003 from 40% for the three months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast leasing decreased to $0.4 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast leasing as a percentage of broadcast leasing revenues decreased to

7% for the three months ended September 30, 2003 from 22% for the three months ended September 30, 2002. These decreases were primarily due to increased revenues generated from new customers on existing towers and additional fee revenue.

     Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services decreased to $3.9 million for the three months ended September 30, 2003 from $5.2 million for the three months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services as a percentage of broadcast services revenues increased to 89% for the three months ended September 30, 2003 from 72% for the three months ended September 30, 2002, primarily due to lower revenue volumes in 2003.

     Selling, general and administrative expenses decreased to $13.2 million for the three months ended September 30, 2003 from $14.2 million for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 16% for the three months ended September 30, 2003 from 18% for the three months ended September 30, 2002. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2002.

     Site operations selling, general and administrative expenses increased to $7.0 million for the three months ended September 30, 2003 from $6.9 million for the three months ended September 30, 2002. Site operations selling, general and administrative expenses as a percentage of site operations revenues decreased to 9% in the three months ended September 30, 2003 from 10% for the three months ended September 30, 2002. Selling, general and administrative expenses for wireless operations decreased to $6.3 million for the three months ended September 30, 2003 from $6.4 million for the three months ended September 30, 2002. Selling, general and administrative expenses for wireless operations as a percentage of wireless revenues decreased to 9% for the three months ended September 30, 2003 from 10% for the three months ended September 30, 2002.

     Selling, general and administrative expenses for broadcast leasing increased to $0.7 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002. Selling, general and administrative expenses for broadcast leasing as a percentage of broadcast leasing revenues increased to 12% for the three months ended September 30, 2003 from 8% for the three months ended September 30, 2002.

     Selling, general and administrative expenses for broadcast services decreased to $0.5 million for the three months ended September 30, 2003 from $0.7 million for the three months ended September 30, 2002. Selling, general and administrative expenses for broadcast services as a percentage of broadcast services revenues increased to 11% for the three months ended September 30, 2003 from 10% for the three months ended September 30, 2002.

     Selling, general and administrative expenses not specific to the above business segments decreased to $5.7 million for the three months ended September 30, 2003 from $6.6 million for the three months ended September 30, 2002. Selling, general and administrative expenses not specific to the above business segments as a percentage of total revenues decreased to 7% for the three months ended September 30, 2003 from 8% for the three months ended September 30, 2002.

     Other income (expense), net was income of $1.1 million in the three months ended September 30, 2003. Other income of $3.6 million was recorded in the wireless segment of our site operations business. This amount consisted primarily of $3.8 million of gain on the sale of available-for-sale securities, gain on sale of assets of $0.2 million, gain on sale of subsidiary of $0.7 million, $0.1 million related to the write-up of our interest rate cap to fair value and $1.2 million of expenses related to the public offering of shares of our common stock. Other expense of $2.5 million was recorded in the broadcast leasing component of our broadcast segment and is related to the loss on disposal of a broadcast tower.

     Other income (expense), net was income of $2.0 million in the three months ended September 30, 2002. Of this amount, other income related to the wireless segment of our site operations business was $3.0 million for the three months ended September 30, 2002, consisting of $1.4 million related to gains from investments in affiliates accounted for under the equity method and $1.6 million related to gains on sales of assets. Other expense not specific to any business segment for the three months ended September 30, 2002 was $1.0 million and was related to expenses associated with our proposed debt tender and exchange offers.

     As a result of the factors discussed above, Adjusted EBITDA increased to $41.9 million for the three months ended September 30, 2003 from $34.5 million for the three months ended September 30, 2002. Site operations Adjusted EBITDA increased to $47.6 million for the three months ended September 30, 2003 from $41.2 million for the three months ended September 30, 2002. Wireless Adjusted EBITDA increased to $45.5 million for the three months ended September 30, 2003 from $37.1 million for the three months ended September 30, 2002. Adjusted EBITDA for broadcast leasing decreased to $2.1 million for the three months ended September

30, 2003 from $4.1 million for the three months ended September 30, 2002. Adjusted EBITDA for broadcast services was at a breakeven level for the three months ended September 30, 2003 compared to $1.4 million for the three months ended September 30, 2002.

     Depreciation, amortization and accretion expenses decreased to $25.7 million for the three months ended September 30, 2003 from $48.7 million for the three months ended September 30, 2002. Site operations depreciation, amortization and accretion expenses decreased to $25.4 million for the three months ended September 30, 2003 from $48.3 million for the three months ended September 30, 2002. Depreciation, amortization and accretion expenses for our wireless segment decreased to $24.6 million for the three months ended September 30, 2003 from $47.1 million for the three months ended September 30, 2002. Depreciation, amortization and accretion expenses for the broadcast leasing component of our broadcast segment decreased to $0.8 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. Depreciation, amortization and accretion expenses for the broadcast services component of our broadcast segment decreased to $0.3 million for the three months ended September 30, 2003 from $0.4 million for the three months ended September 30, 2002. These decreases were primarily the result of the implementation of fresh start accounting which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

     Interest income was $0.1 million for both the three months ended September 30, 2003 and 2002. Interest expense decreased to $12.6 million during the three months ended September 30, 2003 from $67.0 million for the three months ended September 30, 2002. The decrease was due to the extinguishment of the Liabilities Subject to Compromise and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8 1/4% Senior Notes due 2010 and writeoffs of $0.8 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility. Interest expense for the three months ended September 30, 2003 consisted of $10.7 million of interest on our credit facility and our Senior Notes, amortization of debt issuance costs of $1.1 million and writeoff of debt issuance costs of $0.8 million. Interest expense for the three months ended September 30, 2002 consisted of $28.2 million of interest on our credit facility and our Senior Notes, amortization of senior discount notes of $31.7 million and amortization of debt issuance costs of $7.1 million.

     Reorganization expense for the three months ended September 30, 2002 was $1.9 million and related to costs incurred in connection with our Plan of Reorganization.

     As a result of the factors discussed above, our operating income was $15.1 million for the three months ended September 30, 2003, compared to an operating loss of $16.2 million for the three months ended September 30, 2002.

     Loss on disposal of discontinued segment was $45.6 million in the three months ended September 30, 2002. Loss from operations of discontinued segment was $5.5 million in the three months ended September 30, 2002. This segment was sold on December 31, 2002.

     As a result of the factors discussed above, net income was $3.2 million for the three months ended September 30, 2003, compared to a net loss of $134.6 million for the three months ended September 30, 2002.

Eight Months Ended September 30, 2003, One Month Ended January 31, 2003 and the Nine Months Ended September 30, 2002

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

     Consolidated revenues for the eight months ended September 30, 2003 and the one month ended January 31, 2003 were $219.4 million and $26.8 million, respectively. Consolidated revenues for the nine months ended September 30, 2002 were $227.6 million. Site operations revenues were $208.1 million and $25.6 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Site operations revenues were $207.6 million for the nine months ended September 30, 2002. Wireless revenues were $193.1 million and $23.8 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Wireless revenues were $192.2 million for the nine months ended September 30, 2002. Revenues from broadcast leasing were $15.0 million and $1.8 million for the eight months ended September 30, 2003 and the one month ended

January 31, 2003, respectively. Revenues from broadcast leasing were $15.4 million for the nine months ended September 30, 2002. Revenues in 2003 were primarily affected by incremental revenue in 2003 from new customers on towers that were part of our portfolio on September 30, 2002, revenues derived from towers acquired or built subsequent to September 30, 2002 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of September 30, 2002 and September 30, 2003, same tower revenue growth was 14%. After the sale of 545 towers to Cingular and the sale of WesTower Leasing Canada, Inc., we owned or operated 7,509 towers and in-building systems at September 30, 2003, as compared to 7,999 towers and in-building systems at September 30, 2002.

     Revenues from broadcast services were $11.3 million and $1.2 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Revenues from broadcast services were $20.0 million in the nine months ended September 30, 2002. Our declining profit margin in the broadcast services sector is primarily due to uncertainties regarding the requirements and timing for multicasting of digital television. These uncertainties have caused broadcasters to delay their capital expenditures for new construction and make minimum modifications to their towers.

     Accounts receivable, net of allowance, decreased by $6.7 million from December 31, 2002 to September 30, 2003. The decrease in accounts receivable is primarily due to cash collections on account, offset by a decrease in the allowance for doubtful accounts, which decreased by $1.9 million for the same period. We analyze the adequacy of our accounts receivable on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts. During 2002, numerous wireless carriers experienced financial difficulties and their balances owed to us continued to age; these circumstances caused us to increase our allowance at December 31, 2002. During 2003, due to increased collection efforts, we were able to recover receivable amounts which had previously been reserved and as a result, we decreased our allowance as of September 30, 2003.

     Costs of operations, excluding depreciation, amortization and accretion expenses, were $79.2 million and $10.3 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, were $95.3 million for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 36% for the eight months ended September 30, 2003, 39% for the one month ended January 31, 2003 and 42% for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for site operations were $68.9 million and $8.8 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for site operations were $79.7 million for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses for site operations as a percentage of site operations revenues were 33% for the eight months ended September 30, 2003, 35% for the one month ended January 31, 2003 and 38% for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment were $67.5 million and $8.7 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment were $76.1 million for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 35% for the eight months ended September 30, 2003, 36% for the one month ended January 31, 2003 and 40% for the nine months ended September 30, 2002. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, were $1.4 million and $0.1 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, were $3.6 million for the nine months ended September 30, 2002. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 10% for the eight months ended September 30, 2003, 11% for the one month ended January 31, 2003 and 23% for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment and broadcast leasing component of our broadcast segment in 2003 were primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services were $10.3 million and $1.5 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services were $15.6 million for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services as a percentage of broadcast services revenues were 91% for the eight months ended September 30, 2003, 121% for the one month ended January 31, 2003 and 78% for the nine months ended September 30, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast services in 2003 were primarily affected by lower revenue volumes in 2003.

     Selling, general and administrative expenses were $34.5 million and $4.3 million for the eight months ended September 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses were $45.1 for the nine months ended September 30, 2002. Selling, general and administrative expenses were 16% of total revenues for both the eight months ended September 30, 2003 and the one-month ended January 31, 2003. Selling, general and administrative expenses were 20% of total revenues for the nine months ended September 30, 2002. Selling, general and administrative expenses in 2003 were primarily affected in amount and as a percentage of revenues as a result of cost cutting measures that were implemented late in 2002 across all segments of the business.

     Site operations selling, general and administrative expenses were $17.1 million and $2.2 million for the eight months ended September 30, 2003 and one month ended January 31, 2003, respectively. Site operations selling, general and administrative expenses were $21.5 million for the nine months ended September 30, 2002. Site operations selling, general and administrative expenses as a percentage of site operations revenues were 8% for the eight months ended September 30, 2003, 9% for the one month ended January 31, 2003 and 10% for the nine months ended September 30, 2003. Selling, general and administrative expenses for our wireless segment were $15.7 million and $2.1 million for the eight months ended September 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this segment were $20.2 million for the nine months ended September 30, 2002. Selling, general and administrative expenses for our wireless segment were 8% and 9% of wireless revenues for the eight months ended September 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this segment were 11% of wireless revenues for the nine months ended September 30, 2002. Selling, general and administrative expenses for the broadcast leasing component of our broadcast segment were $1.4 million and $0.1 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component were $1.3 million for the nine months ended September 30, 2002. Selling, general and administrative expenses for our broadcast leasing component of our broadcast segment as a percentage of broadcast leasing revenues were 9% and 6% for the eight months ended September 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component as a percentage of broadcast leasing revenues were 9% for the nine months ended September 30, 2002.

     Selling, general and administrative expenses for the broadcast services component of our broadcast segment were $1.4 million and $0.3 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component were $2.6 million for the nine months ended September 30, 2002. Selling, general and administrative expenses for the broadcast services component of our broadcast segment were 13% and 22% of broadcast services revenues for the eight months ended September 30, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this component were 13% of broadcast services revenues for the nine months ended September 30, 2002.

     Selling, general and administrative expenses not specific to the above business segments were $16.0 million and $1.8 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses not specific to the above business segments were $21.0 million for the nine months ended September 30, 2002. Selling, general and administrative expenses not specific to the above business segments were 7% of total revenues for both the eight months ended September 30, 2003 and the one-month ended January 31, 2003. Selling, general and administrative expenses not specific to the above business segments were 9% of total revenues for the nine months ended September 30, 2002.

     In May 2002, we announced that we would terminate our build-to-suit programs with Cingular and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, we recorded restructuring charges of $24.3 million in the nine months ended September 30, 2002. Site operations restructuring charges were $23.1 million, consisting of $20.3 million in our wireless segment and $2.8 million in the broadcast leasing component of our broadcast segment. The restructuring charge for our wireless segment consisted of $13.6 million related to the write-off of work in progress related to wireless sites in development that were terminated, $3.2 million related to the costs of closing offices and $3.5 million related to the costs of employee severance. The restructuring charge for the broadcast leasing component of our broadcast segment related to the write-off of work in progress related to broadcast sites in development that were terminated. The restructuring charges for the broadcast services component of our broadcast segment were $1.2 million related to costs of employee severance.

     In addition, we recorded a non-recurring impairment charge in the wireless segment of our site leasing business of $4.3 million in the nine months ended September 30, 2002 to write-down the carrying value of 21 towers that were not marketable. The charge was based on the difference between the carrying value and the estimated discounted cash flows of the towers.

     Other income (expense), net was an expense of $1.9 million and $0.5 million in the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. The eight months ended September 30, 3003 included $0.6 million of other income recorded in the wireless segment of our site operations business. This amount consisted primarily of $3.8 million of gain on the sale of available-for-sale securities, gain on sale of subsidiary of $0.4 million, loss on sale of assets of $1.4 million, $1.2 million of expenses related to the public offering of shares of our common stock and $0.4 million related to the writedown of our interest rate cap to fair value. In addition, we recorded $2.5 million of other expense in the broadcast leasing component of our broadcast segment related to the loss on disposal of a broadcast tower. For the one month ended January 31, 2003, this amount consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.

     Other income (expense), net was an expense of $9.2 million in the nine months ended September 30, 2002. Of this amount, other income related to the wireless segment of our site operations business was $1.2 million for the nine months ended September 30, 2002, consisting of $1.3 million related to gains from investments in affiliates accounted for under the equity method and $0.1 million related to losses on sales of assets. Other expense not specific to any business segment for the nine months ended September 30, 2002 was $10.4 million and was related to expenses associated with our proposed debt tender and exchange offers.

     As a result of the factors discussed above, Adjusted EBITDA was $103.9 million and $11.7 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA was $49.4 million for the nine months ended September 30, 2002.

     Adjusted EBITDA for site operations was $120.2 million and $14.0 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA for site operations was $80.7 million for the nine months ended September 30, 2002. Adjusted EBITDA for our wireless segment was $110.6 million and $12.6 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA for this segment was $73.0 million for the nine months ended September 30, 2002. Adjusted EBITDA for the broadcast leasing component of our broadcast segment was $9.6 million and $1.4 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. EBITDA for this component was $7.7 million for the nine months ended September 30, 2002.

     Adjusted EBITDA for the broadcast services component of our broadcast segment were ($0.4) million and ($0.5) million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA for this component was $0.6 million for the nine months ended September 30, 2002.

     Depreciation, amortization and accretion expenses were $68.1 million and $16.1 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses were $143.9 million for the nine months ended September 30, 2002. Site operations depreciation, amortization and accretion expenses were $67.4 million and $15.9 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Site operations depreciation, amortization and accretion expenses were $142.6 million for the nine months ended September 30, 2002. Depreciation, amortization and accretion expenses for our wireless segment were $64.7 million and $15.4 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for this segment were $139.1 million for the nine months ended September 30, 2002. Depreciation, amortization and accretion expenses for the broadcast leasing component of our broadcast segment were $2.7 million and $0.5 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for this component were $3.5 million for the nine months ended September 30, 2002. Depreciation, amortization and accretion expenses for the broadcast services component of our broadcast segment were $0.7 million and $0.2 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for this component were $1.3 million for the nine months ended September 30, 2002. Depreciation, amortization and accretion expenses for 2003 were affected primarily by the implementation of fresh start accounting, which reduced the depreciable bases of property and equipment by $957.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

     Interest income was $0.6 million and $0.1 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Interest income was $0.5 million in the nine months ended September 30, 2002. Interest income for 2003 was affected by higher cash balances on hand and lower interest rates. Interest expense was $40.4 million and $4.7 million for the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Interest expense was $187.5 million for the nine months ended September 30, 2002. Interest expense in 2003 was affected by the extinguishment of indebtedness pursuant to our Plan of Reorganization and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8 1/4% Senior Notes due 2010 and writeoffs of $8.2 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility. Interest expense for the eight months ended September 30, 2003 consisted of $28.0 million of interest on our credit facility and our Senior Notes, amortization of debt issuance costs of $3.5 million and writeoff of debt issuance costs of $8.9 million. Interest expense for the one month ended January 31, 2003 consisted of $4.3 million of interest on our credit facility and amortization of debt issuance costs of $0.4 million. Interest expense for the nine months ended September 30, 2002 consisted of $83.5 million of interest on our credit facility and our Senior Notes, amortization of senior discount notes of $92.9 million, amortization of debt issuance costs of $12.3 million less capitalized interest of $1.2 million.

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

     Reorganization expense for the nine months ended September 30, 2002 was $1.9 million and related to costs incurred in connection with our Plan of Reorganization.

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

     Loss on disposal of discontinued segment was $0.6 million in the eight months ended September 30, 2003. This amount consisted of the settlement of a disputed item related to the disposal of our network services business. Loss on disposal of discontinued segment was $45.6 million in the nine months ended September 30, 2002. Loss from operations of discontinued segment was $8.3 million in the nine months ended September 30, 2002. This segment was sold on December 31, 2002.

     As a result of the factors discussed above, net loss for the eight months ended September 30, 2003 was $6.1 million, and net income for the one month ended January 31, 2003 was $345.0 million. Net loss for the nine months ended September 30, 2002 was $714.7 million.

Liquidity and Capital Resources

     We are a holding company whose only significant asset is the outstanding capital stock of our subsidiary, Communications. Our only source of cash to pay our obligations is distributions from Communications.

     As a result of the reorganization and implementation of fresh start accounting, our results of operations after January 31, 2003 are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the predecessor company and the reorganized company.

Cash Flows

     Cash provided by operating activities was $62.9 million for the eight months ended September 30, 2003 and $5.9 million for the one month ended January 31, 2003. Cash provided by operating activities was $1.5 million for the nine months ended September 30, 2002. The increase in cash provided by operating activities in 2003 is primarily attributable to increased operating income, decreased interest payments following our reorganization and decreased accounts receivable.

     Cash provided by investing activities was $68.1 million for the eight months ended September 30, 2003. Cash used in investing activities was $2.7 million for the one month ended January 31, 2003 and $54.5 million for the nine months ended September 30, 2002. Investing activities for the eight months ended September 30, 2003 consisted primarily of proceeds received from the sale of the

545 SBC towers of $81.0 million, proceeds from the sale of an investment in available-for-sale securities of $5.0 million and proceeds from the sale of our Canadian leasing operations for $2.1 million. In addition, we invested $20.3 million, $2.7 million and $62.5 million in purchases of property and equipment and acquisitions, primarily related to the acquisition and construction of communications towers, in the eight months ended September 30, 2003, the one month ended January 31, 2003 and the nine months ended September 30, 2002, respectively.

     Cash used in financing activities was $148.3 million in the eight months ended September 30, 2003 and $10.9 million in the one month ended January 31, 2003. Cash provided by financing activities was $85.6 million in the nine months ended September 30, 2002. Cash used in financing activities for the eight months ended September 30, 2003 consisted primarily of $200.0 million in proceeds from the issuance of our 8 1/4% Senior Notes Due 2010 and $2.4 million in proceeds from the issuance of common stock, offset by $343.0 million of payments on our credit facility, payments on capital leases of $0.4 million and $7.4 million in debt issuance costs related to the Senior Notes. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters. The cash provided by financing activities in the nine months ended September 30, 2002 was primarily attributable to $90.0 million of draws on our credit facility.

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

     On October 8, 2003, we completed an underwritten public offering of our common stock, whereby 10.4 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $292.0 million from the offering. In connection with this offering, we incurred costs of approximately $1.2 million in the three months ended September 30, 2003. In connection with the offering, on October 3, 2003, our common stock began trading on the New York Stock Exchange under the symbol “SSI.”

Credit Facility

     Our principal operating subsidiary, Communications, is party to an amended and restated credit facility with lending commitments totaling approximately $640.0 million. The credit facility includes a revolving credit facility with a borrowing limit of $200.0 million, subject to compliance with covenants and the satisfaction of certain conditions precedent. As of September 30, 2003, Communications could borrow up to approximately $193.8 million of the $200.0 million under the revolving credit facility. The maximum amount available will be reduced (and, if necessary, the amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007, and a term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007. As of September 30, 2003, $187.8 million was outstanding under the multiple draw term loan and $252.2 million was outstanding under the term loan.

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum. After giving effect to the amendment to the Company’s credit facility discussed below, the term loan will bear interest, at Communications’ option, at either the Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum.

     In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of September 30, 2003, the carrying amount and fair value of this instrument was $0.3 million and is included in Other Assets in the unaudited condensed consolidated financial statements.

     Communications is required to pay a commitment fee of between 1.375% and 0.500% per annum in respect of the undrawn portions of the revolving credit facility, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, certain changes to the SBC transaction or the generation of excess cash flow (as defined in the credit facility).

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

     With the proceeds from the issuance of the 8 1/4% Senior Notes Due 2010, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and voluntarily repaid $12.8 million of the multiple draw term loan and $17.2 million of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

     On September 29, 2003, Communications repaid $0.8 million of the multiple draw term loan and $1.0 million of the term loan. In addition, Communications voluntarily repaid $16.3 million of the multiple draw term loan and $21.9 million of the term loan on September 30, 2003. In connection with these repayments, Communications wrote off $0.7 million in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

     On October 24, 2003, we completed an amendment to our credit facility which reduced the interest rate on our term loan from, at Communications’ option, Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum to Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum.

Liquidity and Commitments

     We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The credit facility has remained in place during, and since, the reorganization.

     We had cash and cash equivalents of $81.0 million at December 31, 2002 and $55.9 million at September 30, 2003. We also had $783.0 million outstanding under our credit facility at December 31, 2002 and $440.0 million outstanding at September 30, 2003. As of September 30, 2003, the revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow approximately $193.8 million under the revolving credit facility as of September 30, 2003. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 5.94% as of December 31, 2002 and 4.55% as of September 30, 2003. After giving effect to the amendment to our credit facility, the weighted average interest rate on outstanding borrowings under the credit facility as of September 30, 2003 would have been 3.97%.

     While we have taken steps to reduce our capital commitments, as of September 30, 2003, we are contractually obligated to purchase up to an additional 541 towers from SBC from November 2003 through August 2004. These commitments will require approximately $26 million in 2003 and $115 million in 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next three years. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity.

     The following table provides a summary of our material debt, lease and other contractual commitments as of September 30, 2003:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

			(in thousands)
Credit Facility	$439,955	$—	$54,313	$385,642	$—
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	834	645	189	—	—
Operating Leases Payments	313,526	63,911	95,099	49,564	104,952
Asset Retirement Obligations	37,370	437	414	1,227	35,292
SBC Tower Purchase Commitment(1)	140,660	140,660	—	—	—

Total Contractual Cash Obligations	$1,132,345	$205,653	$150,015	$436,433	$340,244

(1)	Based on the estimated average purchase price of towers to be acquired from SBC.

     In addition, we had standby letters of credit of $6.3 million and performance bonds of $5.5 million outstanding at September 30, 2003, most of which expire within one year.

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

     Adjusted EBITDA may not be comparable to a similarly titled measure employed by other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or “GAAP.”

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

     There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income. Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

     Adjusted EBITDA for the three months ended September 30, 2003 and 2002, the eight months ended September 30, 2003, the one month ended January 31, 2003 and the nine months ended September 30, 2002 was calculated as follows:

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands)
Net income (loss)	$3,214	$(134,592)	$(6,052)	$344,970	$(714,691)
Depreciation, amortization and accretion expense	25,675	48,658	68,127	16,075	143,921
Interest income	(143)	(148)	(639)	(137)	(525)
Interest expense	12,563	67,018	40,428	4,721	187,510
Gain on debt discharge	—	—	—	(1,034,764)	—
Reorganization expense	—	1,854	—	—	1,854
Writeoff of investments in affiliates	—	—	—	—	—
Writeoff of loans to affiliates	—	—	—	—	—
Income tax expense	589	551	1,397	5	694
Reorganization items:
Adjust accounts to fair value	—	—	—	644,688	—

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands)
Professional and other fees	—	—	—	23,894	—
Loss (income) from operations of Discontinued segment, net of income tax Expense	—	5,520	—	—	8,305
Loss on disposal of discontinued segment	—	45,627	596	—	45,627
Cumulative effect of change in accounting Principle	—	—	—	12,236	376,753

Adjusted EBITDA	$41,898	$34,488	$103,857	$11,688	$49,448

     Free Cash Flow. Free cash flow (deficit), as we have defined it, is calculated as cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures, such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with GAAP. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow (deficit) for the three months ended September 30, 2003 and 2002, the eight months ended September 30, 2003, the one month ended January 31, 2003 and the nine months ended September 30, 2002 was calculated as follows:

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands)
Net cash provided by (used in) operating activities	$34,334	$17,221	$62,884	$5,892	$1,533
Less: Purchases of property and equipment	(3,962)	(3,901)	(10,143)	(2,737)	(52,431)

Free cash flow (deficit)	$30,372	$13,320	$52,741	$3,155	$(50,898)

     Cash flow provided by (used in) investing activities and cash flows provided by (used in) financing activities for the three months ended September 30, 2003 and 2002, the eight months ended September 30, 2003, the one month ended January 31, 2003 and the nine months ended September 30, 2002 are as follows:

	Reorganized	Predecessor	Reorganized	Predecessor	Predecessor
	Company	Company	Company	Company	Company
	Three Months	Three Months	Eight Months	One Month	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	January 31,	September 30,
	2003	2002	2003	2003	2002

	(in thousands)
Net cash provided by (used in) investing activities	$2,379	$4,882	$68,081	$(2,737)	$(54,465)

Net cash provided by (used in) financing activities	$(39,616)	$(3,164)	$(148,347)	$(10,884)	$85,631

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

Property and Equipment

     Property and equipment built, purchased, leased or licensed under long-term leasehold or license agreements are recorded at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, as previously amended by SFAS 138. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. We have reviewed our investments and other arrangements and determined that none of our investee companies are VIEs. We have not invested in any new VIEs created after January 31, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150’’). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 amends certain other existing pronouncements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Risks Relating to Our Business

We recently emerged from a chapter 11 bankruptcy reorganization, have a history of losses and may not maintain profitability.

     Because we recently emerged from bankruptcy and have a history of losses, we cannot assure you that we will grow or maintain profitability in the near future, or at all. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $157.6 million in 2000, $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. If we cannot maintain profitability, the value of your investment in our company may decline.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.

     As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and are subject to the fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements contained in this report. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our common stock.

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

A decrease in the demand for our wireless communications sites and our ability to secure additional customers could negatively impact our ability to maintain profitability.

     Our business depends on demand for communications sites from wireless service providers, which in turn, depends on consumer demand for wireless services. A reduction in demand for our communications sites or increased competition for additional customers could have an adverse effect on our business. Our wireless service provider customers lease and license communications sites on our towers based on a number of factors, including the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, competitive pricing, consolidation among our customers and potential customers, government regulation of communications licenses, changes in telecommunications regulations, the characteristics of each company’s technology and geographic terrain. Any decrease in the demand for our communications sites from current levels or in our ability to secure additional customers could decrease our ability to remain profitable and could decrease the value of your investment.

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

     A significant portion of our revenues is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 28% and 20%, respectively, of our revenues for the year ended December 31, 2002 and 29% and 19%, respectively, of our revenues for the eight months ended September 30, 2003. If Nextel, Cingular or any of our other customers were to suffer financial difficulties or were unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

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

     After giving effect to our underwritten public offering of common shares on October 8, 2003, affiliates of Apollo Management V, L.P. own approximately 7.9 million shares, or 16.6%, of our common stock and certain funds managed by Oaktree Capital Management, LLC own approximately 6.8 million shares, or 14.4%, of our common stock. Two of our directors are associated with these stockholders. As a result, Apollo and Oaktree could exert significant influence over our management and policies and may have interests that are different from yours.

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

     We also are subject to many local regulations and restrictions. These regulations and restrictions typically require tower owners to obtain certain permits or other approval from local officials or community standards organizations in connection with tower construction or modification. Local regulations could delay or prevent tower construction or modifications, as well as increase our costs, any of which could adversely impact our ability to implement or achieve our business objectives.

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

     Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, fire, hurricanes and earthquakes, as well as other unforeseen damage. We self-insure almost all of our towers against these risks. Since our inception, two of our towers have been destroyed by high wind, one has been destroyed by unknown causes and approximately 25 tower sites have suffered minor damage due to flooding. In addition, we own, lease and license a large number of towers in geographic areas, including Texas, California, Illinois and Ohio, that have historically been subject to natural disasters, such as high winds, floods, earthquakes and severe weather. A tower accident for which we do not have adequate insurance reserves or have no insurance, or a large amount of damage to a group of towers, could decrease the value of our assets and have an adverse effect on our operating results.

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

     Even after our recent restructuring, we are, and may continue to be, highly leveraged. As of September 30, 2003, we had $640.2 million of consolidated indebtedness. Our high level of indebtedness could have important negative consequences for us. For example, it could:

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

     Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price. As of September 30, 2003, we have 47.5 million shares of common stock outstanding. We have reserved an additional 135,866 shares of common stock issuable in connection with further distributions pursuant to our Plan of Reorganization. As of September 30, 2003, we have also reserved an additional 5.8 million shares of common stock for issuance under our stock option plan and 2.5 million shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable in connection with our emergence from bankruptcy and upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, as amended.

     After giving effect to our underwritten public offering of common shares on October 8, 2003, three stockholders holding an aggregate of approximately 19.4 million shares of our common stock (including shares issuable upon the exercise of outstanding options) have the right (subject to limited conditions) to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourself or other stockholders. Sales by these stockholders in a registered public offering would not be subject to the limitations of Rule 144 under the Securities Act. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of September 30, 2003 and December 31, 2002. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of September 30, 2003:

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

     As of September 30, 2003 and December 31, 2002, we had $440.0 million and $783.0 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 4.55% and 5.94%, respectively. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $1.2 million, $4.0 million, $0.7 million and $7.8 million in the three months ended September 30, 2003, the eight months ended September 30, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively.

     In addition, as of September 30, 2003, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps LIBOR at 7.0% for the next three years. As of September 30, 2003, the carrying amount and fair value of this instrument was $0.3 million.

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

Changes in Internal Controls.

     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.

2.7	November Agreement, dated as of November 14, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.

2.8	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

2.9	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among

Exhibit
Number	Description

Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

2.10	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Second Amended Bylaws of the Registrant. Incorporated by reference to exhibit no. 2.2 to the Registrant’s Form 8-K dated February 11, 2003.

4.1	Indenture, dated as of May 21, 2003, by and between the Registrant and The Bank of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the Registrant’s Form S-4, file no. 333-106118.

4.2	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, Lehman Brothers, Inc., Citigroup Global Markets, Inc., CIBC World Markets Corp., BMO Nesbitt Burns Corp., Credit Suisse First Boston LLC, and TD Securities (USA) Inc. Incorporated by reference to exhibit no. 4.2 to the Registrant’s Form S-4 , file no. 333-106118.

10.1	Amendment No. 3 to the Credit Agreement, dated May 15, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated May 21, 2003 and filed May 22, 2003.

10.2	Amendment No. 4 to the Credit Agreement, date October 24, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, file no. 333-106118.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

     (b)  Reports on Form 8-K

     On August 5, 2003, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s two-for-one forward stock split, effective as of August 21, 2003.

     On August 12, 2003, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s financial results for the quarter ended June 30, 2003.

     On September 15, 2003, the Registrant filed an amended Form 8-K to restate the Registrant’s prior announcement in its entirety to conform the announcement to the Registrant’s presentation included in its Registration Statement on Form S-1, as amended (File no. 333-107123).

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
Assistant Secretary

/s/ GABRIELA GONZALEZ

Gabriela Gonzalez
Senior Vice President and Corporate Controller, Principal
Accounting Officer

Date: November 5, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.

2.7	November Agreement, dated as of November 14, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc. and CA/NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.

2.8	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

2.9	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

2.10	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Second Amended Bylaws of the Registrant. Incorporated by reference to exhibit no. 2.2 to the Registrant’s Form 8-K dated February 11, 2003.

4.1	Indenture, dated as of May 21, 2003, by and between the Registrant and The Bank of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the Registrant’s Form S-4, file no. 333-106118.

4.2	Registration Rights Agreement, dated as of May 21, 2003, by and among the Registrant, Lehman Brothers, Inc., Citigroup Global Markets, Inc., CIBC World Markets Corp., BMO Nesbitt Burns Corp., Credit Suisse First Boston LLC, and TD Securities (USA) Inc. Incorporated by reference to exhibit no. 4.2 to the Registrant’s Form S-4 , file no. 333-106118.

10.1	Amendment No. 3 to the Credit Agreement, dated May 15, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated May 21, 2003 and filed May 22, 2003.

10.2	Amendment No. 4 to the Credit Agreement, date October 24, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.9 to Amendment No. 1 to the Registrant’s

Exhibit
Number	Description

Registration Statement on Form S-4, file no. 333-106118.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith