Form 10-K
period 2003-12-31
SPECTRASITE INC
filed 2004-02-25
CIK 1072048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File Number 001-31769

SpectraSite, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2027322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Regency Forest Drive Cary, North Carolina	27511
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

(919) 468-0112

Securities Registered Pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

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

Yes ☑          No ☐

     As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $366,667,687.00 based on the price at which the Company’s common stock was last sold on such date.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑          No ☐

     There were 47,868,132 shares of Common Stock outstanding as of February 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

SPECTRASITE, INC.

FORM 10-K ANNUAL REPORT

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report, and other oral statements made from time to time by our representatives, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	dependence on demand for wireless communications and related infrastructure;

•	our ability to add customers on our towers;

•	market conditions;

•	consolidation in the wireless industry;

•	material adverse changes in economic conditions in the markets we serve;

•	our leveraged capital structure and capital requirements;

•	future regulatory actions and conditions in our operating areas;

•	competition from others in the communications tower industry including the impact of technological developments;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	dependence upon a small number of significant customers;

•	disputes with our current and prospective customers and lessors;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

ii

PART I

      You should read this entire report carefully, including the “Risk Factors” section and the consolidated financial statements. Unless the context indicates or requires otherwise, the terms “SpectraSite,” “we,” “our” and “company” refer to SpectraSite, Inc. (formerly known as SpectraSite Holdings, Inc.), and its wholly owned subsidiaries and all predecessor entities, collectively. In addition, “Communications” refers to SpectraSite Communications, Inc., a wholly owned subsidiary of SpectraSite.

Item 1.	Business

Overview

      We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our primary business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,577 towers and in-building systems as of December 31, 2003, primarily located in the top 100 basic trading area, or “BTA,” markets in the United States.

      We operate in two business segments: Wireless and Broadcast. For financial information about our business segments, as well as financial information about the geographic areas in which we operate, refer to Note 13 to our consolidated financial statements located elsewhere in this report.

      During 2003, all of our revenues came from our leasing and licensing operations. Factors affecting the growth in our revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.

      During the last twelve months, we have experienced a decline in revenues in our broadcast services division as compared to prior periods. This decline is attributable to reduced demand from our primary customers in the radio and television broadcast industries. As a result of these declines, on December 16, 2003, we decided to discontinue our broadcast services division. We intend to sell the broadcast services division, however, there can be no assurance that such a transaction will be completed. Broadcast services’ revenues for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003 were $38.1 million, $26.8 million, $1.2 million and $13.1 million, respectively. In conjunction with the disposal, we recorded a provision for the estimated loss on disposal of the broadcast services division of $17.0 million. The results of the broadcast services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

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

      On November 15, 2002, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division. On November 18, 2002, we filed a Proposed Plan of Reorganization with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003, and the Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003, thereby allowing us to emerge from bankruptcy. Our emergence from bankruptcy and adoption of fresh start accounting resulted in the extinguishment of approximately $1.76 billion of indebtedness and significantly reduced our interest expense and our depreciation, amortization, and accretion expense. In addition to our reorganization, we have taken a number of other measures to minimize the potential net losses in the future, including the sale of non-performing assets and the reduction of overhead and capital expenditures.

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

Products and Services

      Our business consists of site leasing and licensing operations. As of December 31, 2003, we owned or operated 7,499 wireless towers and in-building systems and 78 broadcast towers primarily located in the top 100 BTA markets in the United States. We have major metropolitan market clusters in Los Angeles, Chicago, San Francisco, Philadelphia, Detroit and Dallas. Our principal business is the leasing of space on our antenna sites to wireless carriers, which represents more than 94% of our monthly revenues.

Wireless Tower Ownership, Leasing, Licensing and Management

      We are one of the largest independent owners and/or operators of wireless communications towers in the United States. We provide antenna site services, which primarily involve the leasing and licensing of antenna space on our towers, to wireless carriers. In leasing and licensing antenna space, we generally receive monthly fees from customers. Our customer leases and licenses typically have original terms of five to ten years, with four or five renewal periods of five years each, and usually provide for periodic rate increases ranging from two percent to five percent per year. Monthly pricing varies with the tower location and the number and type of antennas installed on a given site. Our wireless leasing customers are leading wireless service providers, including AT&T Wireless, Cingular, Nextel, Sprint PCS, T-Mobile, Verizon Wireless and their affiliates.

In-Building Shared Infrastructure Solutions

      We are a leading provider in the rapidly growing business of in-building neutral host distributed antenna systems serving telecommunications carriers in the United States. We have the exclusive rights to provide in-building systems to wireless carriers in over 300 retail shopping malls, casino/hotel resorts and office buildings in the United States. Our leases with property owners for the rights to install and operate the in-building systems are generally for an initial period of ten years. Some of these leases contain automatic extension provisions and continue after the initial period unless terminated by us. Under these leases, we are the exclusive operator of in-building neutral host distributed antenna systems for the term of the lease. We are also responsible for marketing the property as part of our portfolio of telecommunications sites and for installing, operating and maintaining the distributed antenna system at the properties. We grant rights to wireless service providers to attach their equipment to our in-building system for a fee under licenses with the providers that typically have an initial term of ten years. We typically share a portion of the collected fees with the property owners.

Broadcast Tower Ownership, Leasing, Licensing and Management

      We are one of the largest independent owners and operators of broadcast towers in the United States. Broadcast towers generally are taller and structurally more complex than wireless towers, require unique engineering skills and are more costly to build. The anchor customers on our broadcast towers are mostly television broadcasting companies. We provide antenna site services, which involve the leasing and licensing of antenna space on our broadcast towers to broadcasters and wireless carriers. In leasing and licensing antenna space, we generally receive monthly fees from customers, with contracts typically initially ranging from ten to 20 years.

      The following chart shows the locations of our wireless towers, broadcast towers and in-building systems as of December 31, 2003:

State	Number

Texas	1,019
California	841
Illinois	740
Ohio	556
Michigan	397
Florida	336
Missouri	325
Georgia	226
Pennsylvania	226
Alabama	206
Oklahoma	202
New York	197
Louisiana	180
North Carolina	177
Washington	148
Arkansas	137
Indiana	129
Wisconsin	123
Maryland	120
New Jersey	100
Other	1,192

Total	7,577

Rooftop Management

      We also provide rooftop management services to telecommunications carriers in the United States. We are the exclusive site manager for over 10,000 real estate properties, with significant access clusters in major metropolitan areas. Wireless carriers utilize our managed rooftop sites as transmitting locations, often where there are no existing towers or where new towers are difficult to build. Our rooftop management contracts are generally for an initial period of three to five years. These contracts contain automatic extension provisions and continue after the initial period unless terminated by either party. Under these contracts, we are engaged as the exclusive site manager for rooftop management. For these services, we receive a percentage of occupancy or license fees.

Broadcast Services

      We formerly provided design, fabrication, construction, modification and maintenance services for the broadcast tower industry. As of December 31, 2003, due to the reduced demand from our primary customers in the radio and television broadcast industries, we discontinued the operations of our broadcast services division. The related assets and liabilities have been reclassified as held for sale and recorded at estimated fair market value. We intend to sell the broadcast services division, however, there can be no assurance that such a transaction will be completed.

Customers

      Our customers include several of the largest wireless service providers in the United States, including AT&T Wireless, Cingular, Nextel, Sprint, T-Mobile and Verizon Wireless. Our largest customers currently are Nextel (and its affiliates) and Cingular, which represented approximately 35% and 15%, respectively, of our revenues for the year ended December 31, 2001, approximately 31% and 22%, respectively, of our revenue for the year ended December 31, 2002, approximately 29% and 23%, respectively, of our revenues for the one month ended January 31, 2003 and approximately 30% and 20%, respectively, of our revenues for the eleven months ended December 31, 2003.

Sales and Marketing

      We believe that our quality portfolio of tower assets, our strong customer relationships and our operational excellence make us a preferred provider for the wireless industry. Our sales and marketing goals are to:

•	Leverage existing relationships and develop new relationships with wireless service providers to lease and license antenna space on our tower, in-building and rooftop assets; and

•	Form relationships with wireless service providers’ program management companies to further broaden our channels of distribution.

      Maintaining and cultivating relationships with wireless service providers is a critical focus of our sales and marketing program. We have a dedicated group of sales representatives that focuses on establishing and maintaining relationships with customers at both local and regional levels. In addition, we employ an experienced national accounts team that works closely with each wireless service provider’s corporate headquarters and senior management team to cultivate and ensure long-term relationships.

      Our sales staff is compensated on new customer revenue generation, relocation/reconfiguration revenue, fee revenue and customer satisfaction. In addition, our sales teams rely on the complementary functions of our field support services and project management teams to further identify revenue opportunities and enhance customer satisfaction.

Competition

      Our principal competitors include American Tower Corp., Crown Castle International Corp., Global Signal, Inc., SBA Communications Corp., Sprint Sites USA, numerous independent tower operators and the many owners of non-tower antenna sites, including rooftops, water towers and other alternate structures. Wireless service providers, such as AT&T Wireless, Sprint PCS and T-Mobile, own and operate their own tower networks and lease (or may in the future decide to lease) antenna sites to other providers. We compete principally on the basis of tower location and capacity, price, quality of service and density of service within a geographic market.

      Technological developments are also making it possible for wireless carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements (such as Cingular’s infrastructure joint ventures with T-Mobile and AT&T Wireless), sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.

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

Employees

      As of December 31, 2003, we had 512 employees, including 69 employees in our discontinued broadcast services division. None of our employees is represented by a collective bargaining agreement, and we consider our employee relations to be good.

International

      During 2001, we ceased development efforts in Europe and Mexico. In 2002, we sold our network services operations in Canada. In 2003, we completed the sale of WesTower Leasing Canada, Inc., a wholly-owned subsidiary consisting primarily of 39 wireless communications towers located in Canada. As of December 31, 2003, we no longer have operations in foreign countries.

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

      Under the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards for review of proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct new communications sites or modify existing communications sites that could affect air traffic must be filed with and reviewed by the FAA to ensure the proposals will not present a hazard to aviation. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements. The FCC will not authorize the operation of communications antennas on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA. The FCC also enforces special lighting and marking requirements. Owners of towers on which communications antennas are located have an obligation to maintain marking and lighting to conform to FCC standards. Tower owners also bear the responsibility of notifying the FAA of any tower lighting failures. We generally outsource the monitoring of the lighting of our towers to contractors that specialize in those services. However, under the FCC’s rules, we remain fully liable for the acts and omissions of those contractors. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with the applicable requirements (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and/or tort liability.

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

      In the same October 2000 action, the FCC sought comment on a number of related issues, including whether the prohibition on exclusive contracts should be extended to residential buildings; whether it should be broadened to prohibit preferences other than exclusive access, such as exclusive marketing or landlord bonuses for tenants; whether the FCC should prohibit carriers from enforcing exclusive access provisions in existing contracts for commercial or residential multi-tenant buildings; and whether the agency has authority to prohibit local exchange carriers from providing services to multi-tenant buildings where the owners maintain policies unreasonably preventing competing carriers from gaining access to potential customers within the building. This proceeding remains open, and the FCC could act on it at any time.

      In June 2003, the FCC issued a Notice of Proposed Rulemaking seeking comment on a draft agreement between the FCC, the Advisory Council on Historic Preservation and the National Conference of State Historic Preservation Officers that would tailor and streamline procedures for review of towers and other FCC licensed communications facilities under the National Historic Preservation Act of 1966, or “NHPA”, and on related revisions to the FCC’s rules. The FCC has indicated that the intent of the agreement and the proposed rule revisions is to improve compliance with the NHPA and streamline the review process for construction of towers and other FCC licensed communications facilities. We cannot predict with certainty whether, and if so when, the FCC’s proposals will be adopted, and, if they are, the effect they will have on our business.

      In October 2003, the FCC released a Notice of Apparent Liability in which the agency proposed to impose a $120,500 forfeiture for an alleged failure to comply with the provisions of the Communications Act and the FCC’s rules relating to the registration and lighting of two towers. The proposed fine is the statutory maximum for such violations, resulting in part from the FCC’s determination that we had several similar forfeitures in the past three years. The FCC also required that we submit a report concerning our compliance with the laws and regulations applicable to towers, and directed the FCC’s Enforcement Bureau to review that report and conduct a broader investigation if appropriate. At this time, we have replied to the proposed forfeiture, stating that the majority of the FCC’s claim is meritless. The FCC has taken no further adverse action, and the recommended forfeiture in the Notice of Apparent Liability has not yet been imposed. We have completed our compliance report to the FCC. Any failure to comply with the Communications Act or the FCC rules could have a material adverse effect on our business, financial condition or results of operations.

      In 1996, the FCC mandated the conversion of analog television signals to digital. As a result of several subsequent rulings by the FCC, each commercial television station in the United States was required to complete construction of new digital broadcasting facilities by May 1, 2002. Non-commercial stations were given until May 1, 2003, to complete digital construction. By April 21, 2003, all television stations were required to be simulcasting at least 50% of their programming on both their analog and digital facilities and must convert to 100% simulcasting within two years. The simulcasting transition is scheduled to end in 2006, when television broadcasters will be required to terminate analog service, unless that date has been extended based on satisfaction of statutory standards demonstrating that significant portions of the viewing public do not have the ability to receive digital television signals.

      Although these deadlines have resulted from past extensions by the FCC of previous deadlines, various broadcasters have requested that the FCC further extend the current conversion deadlines. In December 2001, the FCC declined to issue a blanket extension of the current deadlines, however, and instead agreed to continue to consider extension requests by particular broadcasters on a case-by-case basis, and made it easier for broadcasters to qualify for such extensions. As of October 2003, more than 80% of the nation’s commercial TV stations are broadcasting a digital television signal. Of the remaining commercial stations, most have been granted an additional extension to comply with their digital broadcast requirements, while a few have been denied such extensions and received letters of admonishment from the FCC. In April 2003, the FCC granted a six-month waiver on digital television simulcast requirements for all public television stations.

      We believe that, although the planned conversion to digital might continue to be delayed through FCC extensions or the failure of various broadcasters to achieve the conversion in accordance with the established deadlines, if and when the conversion occurs, it will create significant potential for increased demand for space on broadcast towers, including our towers.

      In August 2002, the FCC adopted a rule requiring all TV receivers manufactured in the United States with screen sizes greater than 13 inches, and all TV receiving equipment, such as VCRs and digital television recorders, be capable of receiving digital television signals over the air no later than July 1, 2007. We believe that this increased penetration of digital television capability among the general broadcast audience may also hasten the digital conversion and add to the demand for digital television broadcast towers.

State and Local Regulations

      Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, we outsource site acquisition to licensed real estate brokers or agents. Local regulations and restrictions include building codes and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations and restrictions vary greatly, but typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction and prior to modifications of towers, including installation of equipment for new customers. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build or modify towers have encountered an array of obstacles arising from state and local regulation of tower site construction and modification, including environmental assessments, fall radius assessments, marking and lighting requirements, and concerns with interference with other electronic devices. The delays resulting from the administration of such restrictions can last for several months and, when appeals are involved, can take several years.

Environmental and Related Regulations

      Owners and operators of communications towers are subject to environmental laws. The FCC’s decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act, as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian

Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new customer on a tower. In the event the FCC determines that a proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. In addition, various environmental groups routinely petition the FCC to deny applications to register new towers. This regulatory process can be costly and could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and remediation of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

Available Information

      The Company’s Internet address is www.spectrasite.com. We make available on our website under “Investors” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics applicable to our employees and Board of Directors and our Code of Ethics for the Principal Executive Officer and Senior Financial Officers are also available on our website under “Investors” and in print upon any request by a stockholder. The charters of our compensation, nominating and governance, and audit committees and our corporate governance guidelines are also available on our website under “Investors.”

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

Risks Relating to Our Business

We emerged from a chapter 11 bankruptcy reorganization in February 2003, have a history of losses and may not achieve and maintain profitability.

      Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will achieve and maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $19.7 million for the eleven months ended December 31, 2003. If we cannot achieve and maintain profitability, the value of your investment in our company may decline.

You may not be able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.

      As a result of our emergence from bankruptcy in February 2003, we are operating our business with a new capital structure, and are subject to the fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements contained in this report. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our common stock.

Consolidation in the wireless industry could decrease the demand for our sites and may lead to reductions in our revenues.

      Various wireless service providers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over time. These consolidations could reduce the size of our customer base and have a negative impact on the demand for our services. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, the Federal Communications Commission, or “FCC,” has recently eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions, enabled the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area and authorized spectrum leasing for a variety of wireless radio services. See “Business — Regulatory and Environmental Matters.” It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our sites, which may lead to reductions in our revenues.

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

Because a significant portion of our revenue depends on a small number of customers, the loss of any of these customers could decrease our revenues.

      A significant portion of our revenue is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 31% and 22%, respectively, of our revenues for the year ended December 31, 2002, 29% and 23%, respectively, of our revenues for the one month ended January 31, 2003 and 30% and 20%, respectively, of our revenues for the eleven months ended December 31, 2003. If Nextel, Cingular or any of our other customers suffer financial difficulties or are unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

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

      We have agreed to complete the lease or sublease of 474 towers from affiliates of SBC Communications (“SBC”) between May and August 2004. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These leases or subleases and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, which may limit our revenue growth and our ability to achieve or sustain profitability. Alternatively, these acquisitions may be financed through the issuance of additional equity, which would dilute your interest as a stockholder. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business.

We may be unable to attract and retain key personnel, which would adversely affect our ability to effectively manage our business.

      Our future performance depends largely on the continued services of senior executive officers, including, but not limited to, our Chief Executive Officer, Stephen H. Clark, our Chief Operating Officer, Timothy G. Biltz, and our Chief Financial Officer, David P. Tomick. This dependence is particular to our business because the skills, knowledge, technical experience and customer relationships of our senior executive officers are essential to obtaining and maintaining these relationships and executing our business plan. Although Messrs. Clark, Biltz and Tomick each has an employment agreement with SpectraSite, the loss of any of these key employees would likely have a detrimental effect on our ability to effectively manage our business.

Our failure to comply with federal, state and local laws and regulations could result in our being fined, liable for damages and, in some cases, losing our right to conduct some of our business.

      We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. See “Business — Regulatory and Environmental Matters.” In addition, under the FCC’s rules, we are fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable standards. Our failure to comply with any applicable laws and regulations (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and tort liability and, in some cases, losing our right to conduct some of our business, any of which could have an adverse impact on our business.

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

      Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. We self-insure almost all of our towers against these risks. Since our inception, two of our towers have been destroyed by high wind, one has collapsed due to unknown causes, resulting in fatalities, and approximately 25 tower sites have suffered minor damage due to flooding. In addition, we own, lease and license a large number of towers in geographic areas, including Texas, California, Illinois and Ohio, that have historically been subject to natural disasters, such as high winds, floods, earthquakes and severe weather. A tower accident for which we do not have adequate insurance reserves or have no insurance, or a large amount of damage to a group of towers, could decrease the value of our assets and have an adverse effect on our operating results.

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

Our indebtedness could impair our financial condition and make it more difficult for us to fund our operations.

      We are, and may continue to be, leveraged. As of December 31, 2003, we had $639.6 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:

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

      In addition, we may be able to incur significant additional indebtedness in the future. To the extent new debt is added to our current debt levels, the risks described above would increase, which could have a material adverse effect on our operations and our ability to run our business more likely.

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

The terms of our credit facility and the indenture relating to our senior notes may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

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

If Communications is unable to distribute cash to us, we may be unable to satisfy our outstanding debt obligations.

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

Sales of our common stock could adversely affect our stock price and could impair our future ability to raise capital.

      Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of December 31, 2003, we had 47,750,453 shares of common stock outstanding and we have reserved an additional 135,866 shares of common stock for further distribution in connection with our Plan of Reorganization. As of December 31, 2003, we have also reserved an additional 5,616,777 shares of common stock for issuance under our stock option plan and 2,496,854 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable in connection with our emergence from bankruptcy and upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act.

      In connection with the February 2004 secondary public offering of our common stock, we, the selling stockholders and our current directors and executive officers agreed with the underwriters not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the period of 90 days after the date of the final prospectus for such offering, except for sales to us and sales pursuant to certain pre-arranged trading plans adopted by certain of our executive officers under Rule 10b5-1 promulgated by the Securities and Exchange Commission, or with the prior written consent of Goldman, Sachs & Co.

      After the expiration of the 90 day “lock-up” period set forth in the agreement pursuant to which all of the selling stockholders and our directors and executive officers are parties, and subject to certain exceptions set forth therein, these individuals and entities will be entitled to dispose of their remaining shares, although the shares of common stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act. In addition, the underwriters may, in their sole discretion and at any time without notice, release all or a portion of the shares subject to the lock-up. The shares that are released from the lock-up will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates.

      Three stockholders holding an aggregate of approximately 10.3 million shares of our common stock (including shares issuable upon the exercise of outstanding options) have the right (subject to limited conditions) to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales by these stockholders in a registered public offering would not be subject to the limitations of Rule 144 under the Securities Act. In October 2003, certain of our executive officers entered into Rule 10b5-1 trading plans with respect to their anticipated sales of our common stock upon the exercise of stock options held by such officers. These sales began in February 2004.

Item 2.	Properties

      We are headquartered in Cary, North Carolina, where we currently occupy an owned 109,570 square foot office facility on 20.0 acres of land and lease 74,923 square feet of office space. We own 161.7 acres of land in Mobile, Alabama, on which a 1,944 foot broadcast tower is located, a 38,000 square foot broadcast tower manufacturing facility located on 10 acres of land in Pine Forge, Pennsylvania and 9.5 acres of land in Visalia, California, on which a 57,000 square foot broadcast tower manufacturing facility is located. Our Pine Forge and Visalia facilities are part of our broadcast services division and are currently classified as assets held for sale.

      Our interests in communications sites are comprised of a variety of fee interests, leasehold and sub-leasehold interests created by long-term lease or sublease agreements, private easements, and easements and licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three-to-five acre tract that supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have an initial term of five years, with five additional five-year renewal periods. See Item 1, “Business — Products and Services” for a list of the locations of our wireless towers.

Item 3.	Legal Proceedings

      We emerged from bankruptcy on February 10, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Reorganization” for a discussion of our bankruptcy proceedings. Our subsidiaries, including Communications, were not part of the bankruptcy reorganization.

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

Market Prices

      On October 3, 2003, our common stock began trading on the New York Stock Exchange under the symbol “SSI.” Our common stock previously traded on the Pink Sheets and on the OTC Bulletin Board.

      The following table sets forth on a per share basis the high and low sales for consolidated trading in our common stock as reported on the New York Stock Exchange, OTC Bulletin Board or Pink Sheets, as applicable, through February 23, 2004. Historical prices are adjusted to give effect to our two-for-one stock split effected August 21, 2003.

	common stock

	High	Low

2003
First quarter (February 11, 2003 through March 31, 2003)	$16.00	$12.25
Second quarter	$27.05	$14.00
Third quarter	$34.50	$24.88
Fourth quarter	$39.30	$30.00
2004
First quarter (through February 23, 2004)	$39.80	$34.05

      As of February 23, 2004, there were approximately 5 holders of record of our common stock, including record holders on behalf of an indeterminate number of beneficial owners.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock. In the immediate future, we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the indenture governing our senior notes restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Furthermore, as a holding company, we depend on the cash flow of our subsidiaries. Our credit facility imposes restrictions on our subsidiaries’ ability to distribute cash to us.

Sales of Unregistered Securities

      None.

Amendment to our By-laws

      On February 25, 2004, our Board of Directors approved adoption of the Third Amended and Restated By-laws as the By-laws of the Company. The Third Amended and Restated By-laws amends the right of stockholders to call a special meeting so that it now requires one or more stockholders of the Company holding not less than a majority of the aggregate shares entitled to vote at a special meeting of the stockholders to call a special meeting of the stockholders.

Item 6.	Selected Consolidated Financial and Other Data

      The following table sets forth selected consolidated financial and other data. We refer to the periods prior to our emergence from chapter 11 as “predecessor company” and to the periods subsequent to that date as “reorganized company.” The balance sheet data as of December 31, 1999, 2000, 2001, 2002, as of January 31, 2003 and as of December 31, 2003 and the statement of operations data for the years ended December 31,

1999, 2000, 2001, 2002 and for the one month ended January 31, 2003 for the predecessor company and for the eleven months ended December 31, 2003 for the reorganized company are derived from our audited consolidated financial statements.

      As a result of the implementation of fresh start accounting as of January 31, 2003, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the predecessor company and the reorganized company. Operating results for the one month ended January 31, 2003 for the predecessor company and for the eleven months ended December 31, 2003 for the reorganized company are not necessarily indicative of the results for the year ending December 31, 2003.

      On December 31, 2002, we sold our network services division. On December 16, 2003, we decided to discontinue our broadcast services division. The results of the network and broadcast services divisions’ operations have been reported separately as discontinued operations in the balance sheets and statements of operations. Prior period information has been restated to present the operations of the network and broadcast services divisions as discontinued operations.

      Net loss per share (basic and diluted) and weighted average common shares outstanding (basic and diluted) of the reorganized company for the eleven months ended December 31, 2003, gives effect to our two-for-one stock split, effected August 21, 2003. Net loss per share (basic and diluted) and weighted average common shares outstanding (basic and diluted) of the predecessor company reflect share amounts of our old common stock and do not reflect the stock split.

      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

						Reorganized
	Predecessor Company(1)					Company
						(1)(2)
					One	Eleven
					Month	Months
	Year Ended December 31,				Ended	Ended
					January 31,	December 31,
	1999	2000	2001	2002	2003(2)	2003

	(Dollars and shares in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$59,139	$117,970	$221,735	$282,525	$25,626	$289,745

Operating expenses:
Costs of operations (excluding depreciation, amortization and accretion expense)	23,397	46,667	91,694	108,540	8,901	95,289
Selling, general and administrative expenses	31,243	42,977	65,540	54,812	4,003	45,822
Depreciation, amortization and accretion expenses (3)	32,038	76,986	163,628	188,176	15,930	93,198
Restructuring and non-recurring charges	7,727	—	140,871	27,394	—	—

Total operating expenses	94,405	166,630	461,733	378,922	28,834	234,309

Operating income (loss)	$(35,266)	$(48,660)	$(239,998)	$(96,397)	$(3,208)	$55,436

Gain on debt discharge	—	—	—	—	1,034,764	—
Income (loss) from continuing operations	(94,282)	(163,812)	(658,935)	(338,558)	1,026,474	(126)
Reorganization items:
Adjust accounts to fair value	—	—	—	—	(644,688)	—
Professional and other fees	—	—	—	—	(23,894)	—
Income (loss) from discontinued operations	(3,386)	6,196	4,166	(59,673)	(686)	(19,560)
Cumulative effect of change in accounting principle	—	—	—	(376,753)	(12,236)	—
Net income (loss)	$(97,668)	$(157,616)	$(654,769)	$(774,984)	$344,970	$(19,686)
Net income (loss) applicable to common stockholders	$(98,428)	$(157,616)	$(654,769)	$(774,984)	$344,970	$(19,686)
Net loss per share (basic and diluted)	$(12.48)	$(1.31)	$(4.36)	$(5.03)	$2.24	$(0.42)
Weighted average common shares outstanding (basic and diluted)	7,886	120,731	150,223	153,924	154,014	47,406
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$17,555	$11,365	$(12,133)	$36,286	$5,892	$96,962
Net cash provided by (used in) investing activities	(813,225)	(1,108,690)	(984,724)	(69,966)	(2,737)	37,291
Net cash provided by (used in) financing activities	733,900	1,612,200	475,751	83,094	(10,884)	(147,075)
Purchases of property and equipment	84,778	118,183	374,245	61,181	2,737	21,712
Acquisitions of towers	560,000	540,100	584,700	10,067	—	30,283
Balance Sheet Data (at end of period):
Cash and cash equivalents	$37,778	$552,653	$31,547	$80,961	$73,442	$60,410
Total assets	1,219,953	3,054,105	3,203,425	2,578,456	2,577,575	1,512,608
Total long-term obligations	716,639	1,708,273	2,326,012	791,992	849,240	678,042
Liabilities subject to compromise	—	—	—	1,763,286	1,763,286	—
Total stockholders’ equity (deficit)	457,756	1,224,800	719,345	(75,127)	(96,678)	669,733
Selected Operating Data:
Adjusted EBITDA(4)	$(3,682)	$19,752	$(143,227)	$80,959	$12,229	$145,875
Number of owned or operated towers (at end of period)	2,765	5,030	7,925	8,036	8,036	7,577

(1)	On February 10, 2003, we emerged from chapter 11. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7 Financial Reporting by Entities in

Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh start accounting as of January 31, 2003 and our emergence from chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “predecessor company” and the periods subsequent to January 31, 2003 have been designated “reorganized company.” As a result of the implementation of fresh start accounting as of January 31, 2003, our financial statements after the effective date are not comparable to our financial statements for prior periods because of differences in the bases of accounting and the capital structure for the predecessor company and the reorganized company.

(2)	On February 10, 2003, we sold 545 towers to Cingular. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tower Acquisitions and Dispositions” for a discussion of the impact of the sale of these towers on our results of operations and financial position.

(3)	Depreciation, amortization and accretion expense for the one-month and eleven-month periods are not proportional because the predecessor company and the reorganized company used different bases of accounting.

(4)	Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. For the periods prior to January 31, 2003, Adjusted EBITDA also excludes gain on debt discharge, reorganization items and writeoffs of investments in and loans to affiliates. We use a different definition of Adjusted EBITDA for the fiscal periods prior to our reorganization to enable investors to view our operating performance on a consistent basis before the impact of the items discussed above on the predecessor company. Each of these historical items was incurred prior to, or in connection with, our bankruptcy and is excluded from Adjusted EBITDA to reflect, as accurately as possible, the results of our core operations. Management does not expect any of our pre-reorganization items to have a material financial impact on our operations on a going-forward basis because none of these pre-reorganization items is expected to occur in the foreseeable future. Investors may use both of these definitions of Adjusted EBITDA to evaluate and compare the results of our operations from period to period before the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) on our operating results. We discuss Adjusted EBITDA and the limitations of this financial measure more fully under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA.”

      Adjusted EBITDA was calculated as follows for the periods indicated:

	Predecessor Company					Reorganized
						Company
					One Month	Eleven Months
	Year Ended December 31,				Ended	Ended
					January 31,	December 31,
	1999	2000	2001	2002	2003	2003

	(Dollars in thousands)
Net income (loss)	$(97,668)	$(157,616)	$(654,769)	$(774,984)	$344,970	$(19,686)
Depreciation, amortization and accretion expense	32,038	76,986	163,628	188,176	15,930	93,198
Interest income	(8,951)	(28,391)	(17,037)	(855)	(137)	(816)
Interest expense	67,513	134,664	212,174	226,536	4,721	50,863
Gain on debt discharge	—	—	—	—	(1,034,764)	—
Reorganization expense	—	—	—	4,329	—	—
Writeoff of investments in
affiliates	—	—	129,404	—	—	—
Writeoff of loans to affiliates	—	—	26,980	—	—	—
Income tax expense	—	305	559	1,331	5	2,756
Reorganization items:
Adjust accounts to fair value	—	—	—	—	644,688	—
Professional and other fees	—	—	—	—	23,894	—
Loss (income) from operations
of discontinued division,
net of income tax expense	3,386	(6,196)	(4,166)	12,689	686	1,987
Loss on disposal of discontinued division, net of income tax expense	—	—	—	46,984	—	17,573
Cumulative effect of change in accounting principle	—	—	—	376,753	12,236	—

Adjusted EBITDA	$(3,682)	$19,752	$(143,227)	$80,959	$12,229	$145,875

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with “Selected Consolidated Financial and Other Data,” “Risk Factors” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Executive Overview

      We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,577 towers and in-building systems as of December 31, 2003, located primarily in the top 100 basic trading area markets in the United States.

      The economic and industry-wide factors relevant to our business fall into two broad categories: growth of wireless communication services and growth of the physical network elements that support wireless communication. Historically, wireless networks primarily have supported voice communications. More recently, a variety of data applications have been introduced and are being supported on wireless networks. Some of the key performance indicators that we regularly monitor to evaluate growth trends affecting wireless network usage include gross wireless subscriber additions, wireless subscriber churn and minutes of use per wireless subscriber. Growth of the wireless network infrastructure is required to provide broader geographical wireless coverage and additional capacity for existing subscribers within coverage areas. To support this growth, the wireless service providers regularly deploy capital to improve and expand their networks. These wireless service providers largely comprise our customer base. In addition to tracking the capital expenditure activities and plans of our customers and other wireless providers, we monitor financial performance of each customer and the state of the financial markets on which our customers depend for access to new capital.

      Our business consists of our wireless and broadcast segments. For the eleven months ended December 31, 2003, all of our revenues came from our leasing and licensing operations within these segments. Factors affecting the growth in our site operations revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.

      The material opportunities, challenges and risks of our business have changed significantly over the past two years. We have reshaped our business operations and reduced our debt levels in order to minimize the impact of short-term variabilities in market demand. Specifically, we discontinued a major program of building new towers in mid-2002, we completed the sale of our network services division in late 2002, we restructured our balance sheet through a bankruptcy process completed in early 2003 and we made a decision to discontinue operations of our broadcast services division in December 2003. Today, all of our revenues come from site leasing and licensing operations. Our growth opportunities are primarily linked to organic revenue growth on our existing portfolio of assets. We also see potential opportunities on a more limited basis with the development of new in-building neutral host assets.

      Generally, our leasing and licensing agreements are specific to each site and are for an initial term of five to ten years and are renewable for additional pre-determined periods at the option of the customer. Payments under leasing and licensing agreements are generally made on a monthly basis, and revenue from each agreement is recorded monthly. Rate increases based on fixed escalation clauses included in certain lease and licensing agreements are recognized on a straight-line basis over the terms of the agreement. We also generate revenue by providing engineering and site inspection services to our customers for a fee. Revenues from fees originate at the time the customer applies for space on our towers or we provide certain services required in order to process the customer’s application. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize this fee as revenue when earned.

      Costs of operations consist primarily of ground rent, maintenance, utilities and taxes. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower is built for an anchor customer, additional customers provide significant incremental cash flow. Fluctuations in our profit margin are therefore directly related to the incremental number of customers on each site and the amount of fees generated in a particular period.

      Selling, general and administrative expenses have two major components. The first component consists of expenses necessary to support our site leasing and licensing operations such as sales, marketing and property management functions. The second component includes expenses that are incurred to support all of our business segments, such as legal, finance, human resources and other administrative support.

Discontinued Operations

      We anticipate that, in the foreseeable future, the delay and uncertainty regarding the requirements of digital television multicasting will continue to restrict the amount of capital that broadcasters will invest in tower modification and construction. As a result of the trend of declining sales and profitability in our broadcast services division, we evaluated our alternatives to maximize stockholder value. On December 16, 2003, we decided to discontinue the operations of this division. In connection with this decision, we recorded a loss on disposal of the division of $17.0 million. The related assets and liabilities were reclassified as held for sale and recorded at estimated fair market value. We intend to sell the broadcast services division, however, there can be no assurance that such a transaction will completed. Revenues for broadcast services were $38.1 million and $26.8 million for the years ended December 31, 2001 and 2002, respectively. Broadcast services revenues were $1.2 million and $13.1 million for the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively.

      On December 31, 2002, we completed the sale of our network services division. Network services’ revenues were $213.1 million and $136.2 million for the years ended December 31, 2001 and 2002, respectively. In conjunction with the sale, we recorded a loss on disposal of the network services division of $47.0 million in the year ended December 31, 2002. In addition, we recorded a loss on disposal of this division of $0.6 million in the eleven months ended December 31, 2003.

      The results of operations for the broadcast and network services divisions have been reported separately as discontinued operations in the balance sheets and statements of operations. Prior period financial statements have been restated to present the operations of the divisions as discontinued operations.

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

      On November 15, 2002, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division. On November 18, 2002, we filed a Proposed Plan of Reorganization with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003, and the Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003, thereby allowing us to emerge from bankruptcy. Our emergence from bankruptcy and adoption of fresh start accounting resulted in the extinguishment of approximately $1.76 billion of indebtedness and significantly reduced our interest expense and our depreciation, amortization, and accretion expense. In addition to our reorganization, we have taken a number of other measures to minimize the potential net losses in the future, including the sale of non-performing assets and the reduction of overhead and capital expenditures.

      As a result of our reorganization, we expect to achieve profitability sooner than if we had not filed a voluntary petition for bankruptcy. We expect the portion of our significant customers’ capital expenditures related to network improvements and coverage enhancements to remain at current levels for the foreseeable future. As customers continue to add antenna sites to our towers, we expect revenues associated with our tower assets to increase. Because a significant percentage of tower operating costs are fixed and do not increase with additional customers, we expect that our margins will increase as we add additional customers on towers.

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

Tower Acquisitions and Dispositions

      Our portfolio has grown from 106 towers as of December 31, 1998, to 7,577 towers and in-building systems as of December 31, 2003. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.

      Our original agreement with SBC called for us to acquire leasehold and subleasehold interests in approximately 3,900 towers over approximately two years and to commit to build towers for Cingular, an affiliate of SBC. Subsequent amendments to these agreements have resulted in a reduction in the number of towers to be leased or subleased to a maximum of 3,301 towers and in the termination of the build-to-suit arrangement. See Note 11 to our consolidated financial statements, “Acquisition Activities — 2003 Acquisitions — SBC Transaction.” We reduced our acquisition program and terminated our build-to-suit program in order to limit our required capital expenditures and to achieve additional financial flexibility. In November 2001, we paid a fee of $35 million in connection with the first of these amendments. On February 10, 2003, we sold our interest in 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the last of the reductions in the maximum number of towers that we will lease or sublease. In connection with these transactions, we received a net cash payment of $73.5 million, which we used to repay a portion of the indebtedness outstanding under our credit facility, significantly reduced our capital expenditure commitments, extended the timeline to meet our remaining commitments and maintained a mutually profitable commercial relationship with a significant customer. The 545 towers sold represented approximately 7% of our owned and operated tower portfolio at December 31, 2002 and generally were characterized by lower revenues per tower than other towers in our portfolio. We do not expect the sale of our interest in the 545 towers to materially impact our future operating performance.

      For the one month ended January 31, 2003, these 545 towers represented $1.2 million of a total of $25.6 million of revenues and $0.5 million of a total of $8.9 million of costs of operations, excluding depreciation, amortization and accretion expense. For the eleven months ended December 31, 2003, these towers represented $0.4 million of a total of $289.7 million of revenues and $0.2 million of a total of $95.3 million in costs of operations, excluding depreciation, amortization and accretion expense. For the year ended December 31, 2002 the same towers represented $13.1 million of a total of $282.5 million of revenues and $5.8 million of a total of $108.5 million in costs of operations, excluding depreciation, amortization and accretion expense.

      The following table presents a comparison of the revenues and costs of operations (excluding depreciation, amortization and accretion expense) for the 545 SBC towers for the periods shown.

	Eleven	One
	Months	Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2003	2003	2002

	(Dollars in thousands)
Revenues attributed to 545 SBC Towers	$368	$1,202	$13,051
Total Revenues	289,745	25,626	282,525
Percent of Total Revenues	0.1%	4.7%	4.6%
Costs of Operations (excluding depreciation, amortization and accretion expenses)	$195	$465	$5,837
Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	95,289	8,901	108,540
Percent of Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	0.2%	5.2%	5.4%

      We remain contractually obligated to acquire leasehold and subleasehold interests in up to an additional 474 towers from SBC through August 2004 for aggregate payments of approximately $123.2 million.

Results of Operations

Eleven Months Ended December 31, 2003, One Month Ended January 31, 2003 and the Year Ended December 31, 2002

      On January 28, 2003, our Plan of Reorganization was confirmed by the Bankruptcy Court, and we emerged from bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, our results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 to the consolidated financial statements for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

      The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Eleven
	Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2003	2003	2002

	(In thousands)
Revenues:
Wireless	$269,211	$23,855	$261,189
Broadcast	20,534	1,771	21,336

Total revenues	289,745	25,626	282,525

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	93,234	8,657	103,635
Broadcast	2,055	244	4,905

Total cost of operations, excluding depreciation, amortization and accretion expenses	95,289	8,901	108,540

	Eleven
	Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2003	2003	2002

	(In thousands)
Selling, general and administrative expenses:
Wireless	21,298	2,119	24,663
Broadcast	2,110	107	1,711
Other	22,414	1,777	28,438

Total selling, general and administrative expenses	45,822	4,003	54,812

Depreciation, amortization and accretion expenses:
Wireless	89,629	15,516	181,980
Broadcast	3,569	414	6,196

Total depreciation, amortization and accretion expenses	93,198	15,930	188,176

Restructuring and non-recurring charges	—	—	27,394

Total operating expenses	$234,309	$28,834	$378,922

Operating income (loss)	$55,436	$(3,208)	$(96,397)

Other income (expense):
Interest income	$816	$137	$855
Interest expense	(50,863)	(4,721)	(226,536)
Gain on debt discharge	—	1,034,764	—
Reorganization expense	—	—	(4,329)
Other expense	(2,759)	(493)	(10,820)

Total other income (expense)	$(52,806)	$1,029,687	$(240,830)

Income (loss) from continuing operations before income taxes	$2,630	$1,026,479	$(337,227)
Income tax expense	2,756	5	1,331

Income (loss) from continuing operations	(126)	1,026,474	(338,558)
Reorganization items:
Adjust accounts to fair value	—	(644,688)	—
Professional and other fees	—	(23,894)	—

Total reorganization items	$—	$(668,582)	$—

Income (loss) before discontinued operations	$(126)	$357,892	$(338,558)
Discontinued operations (net of income taxes):
Loss from operations of discontinued network services division	—	—	(12,268)
Loss on disposal of discontinued network services division	(596)	—	(46,984)
Loss from operations of discontinued broadcast services division	(1,987)	(686)	(421)
Loss on disposal of discontinued broadcast services division	(16,977)	—	—

Income (loss) before cumulative effect of change in accounting principle	$(19,686)	$357,206	$(398,231)
Cumulative effect of change in accounting principle	—	(12,236)	(376,753)

Net income (loss)	$(19,686)	$344,970	$(774,984)

	Eleven
	Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2003	2003	2002

	(In thousands)
Adjusted EBITDA:
Wireless	154,544	12,586	107,030
Broadcast	13,745	1,420	11,967
Other:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	(22,414)	(1,777)	(27,743)
Corporate non-cash compensation charges	—	—	(695)
Corporate other expense	—	—	(9,600)

Total other	(22,414)	(1,777)	(38,038)

Total Adjusted EBITDA	$145,875	$12,229	$80,959

      Revenues. Revenues in 2003 were primarily affected by incremental revenue in 2003 from new customers on sites that were part of our portfolio on December 31, 2002, revenues derived from sites acquired or built subsequent to December 31, 2002 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Based on trailing twelve-months revenue on the towers that we owned or operated as of December 31, 2002 and December 31, 2003, same tower revenue growth was 12%. After the sale of 545 towers to Cingular and the sale of WesTower Leasing Canada, Inc., we owned or operated 7,577 towers and in-building systems at December 31, 2003, as compared to 8,036 towers and in-building systems at December 31, 2002.

      For the eleven months ended December 31, 2003 and the one month ended January 31, 2003, one wireless customer, which was a significant stockholder prior to our reorganization, and its affiliates accounted for $86.5 million and $7.4 million or 30% and 29% of our revenues, respectively. For the year ended December 31, 2002, this customer and its affiliates accounted for $88.0 million or 31% of our revenues. In addition, another wireless customer, which was an affiliate of a significant stockholder prior to our reorganization, accounted for $59.1 million or 20% of our revenues in the eleven months ended December 31, 2003, $5.9 million or 23% of our revenues for the one month ended January 31, 2003 and $63.2 million or 22% of our revenues in the year ended December 31, 2002. Both of these customers remain significant customers, but neither they nor their affiliates are significant stockholders following our reorganization and thus are no longer considered to be our related parties.

      Accounts receivable, net of allowance, decreased by $3.0 million from December 31, 2002 to December 31, 2003. The decrease in accounts receivable is primarily due to cash collections on account, offset by a $3.2 million decrease in the allowance for doubtful accounts. Our allowance decreased in 2003 due to writeoffs of accounts receivable, offset by recoveries of amounts previously reserved as discussed below. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts. During 2002, numerous wireless carriers experienced financial difficulties and their balances owed to us continued to age; these circumstances caused us to increase our allowance at December 31, 2002. During 2003, due primarily to increased collection efforts, we were able to recover receivable amounts that had previously been reserved. As a result, we decreased our allowance as of December 31, 2003.

      Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 33% for the eleven months ended December 31, 2003, 35% for the one month ended January 31, 2003 and 38% for the year ended December 31, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 35% for the eleven months ended December 31, 2003, 36% for the one month ended January 31, 2003 and 40% for the year ended December 31, 2002. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 10% for the eleven months ended December 31, 2003, 14% for the one month ended January 31, 2003 and 23% for the year ended December 31, 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless and broadcast segments in 2003 were primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

      Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 16% of total revenues for both the eleven months ended December 31, 2003 and the one-month ended January 31, 2003. Selling, general and administrative expenses were 19% of total revenues for the year ended December 31, 2002. Selling, general and administrative expenses declined during 2003 as a percentage of revenues primarily due to increases in revenues generated from new customers on existing sites and as a result of cost cutting measures that we implemented in late 2002.

      Selling, general and administrative expenses for our wireless segment were 8% and 9% of wireless revenues for the eleven months ended December 31, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this segment were 9% of wireless revenues for the year ended December 31, 2002. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 10% and 6% for the eleven months ended December 31, 2003 and the one-month ended January 31, 2003, respectively. Selling, general and administrative expenses for this segment as a percentage of broadcast revenues were 8% for the year ended December 31, 2002.

      Selling, general and administrative expenses not specific to the above business segments were 8% of total revenues for the eleven months ended December 31, 2003 and 7% for the one-month ended January 31, 2003. Selling, general and administrative expenses not specific to the above business segments were 10% of total revenues for the year ended December 31, 2002.

      Restructuring and Non-Recurring Charges. In the year ended December 31, 2002, we recorded restructuring and non-recurring charges of $27.4 million. The details of these charges are discussed below:

•	In May 2002, we announced the termination of our build-to-suit programs with Cingular and other carriers and recorded restructuring charges of $23.1 million, consisting of $20.3 million in our wireless segment and $2.8 million in our broadcast segment; and

•	In December 2002, we wrote-down 21 wireless towers that were deemed not marketable and therefore impaired. We recorded a non-recurring charge in our wireless segment based on the carrying value and the estimated discounted cash flow of the towers of $4.3 million.

      The following table summarizes the restructuring and non-recurring charges for the year ended December 31, 2002:

	Writeoff of	Writedown	Employee
	goodwill	of assets	severance	Other	Total

	(In thousands)
Termination of build-to-suit programs — May 2002	$—	$16,400	$3,500	$3,200	$23,100
Impairment of 21 towers — December 2002		4,300			4,300

Total 2002 restructuring and non-recurring charges	$—	$20,700	$3,500	$3,200	$27,400

      Other Income (Expense). Other income (expense), net was an expense of $2.8 million and $0.5 million in the eleven months ended December 31, 2003 and the one month ended January 31, 2003, respectively. The eleven months ended December 31, 2003 included $0.1 million of other expense recorded in the wireless segment. This amount consisted primarily of $3.8 million of gain on the sale of available-for-sale securities, $0.4 million of gain on sale of subsidiary, $2.4 million of loss on sale of assets, $1.3 million of expenses related to the public offering of shares of our common stock and $0.5 million related to the writedown of our interest rate cap to fair value. In addition, we recorded $2.6 million of other expense in the broadcast segment related to the loss on disposal of a broadcast tower. For the one month ended January 31, 2003, this amount consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.

      Other income (expense), net was an expense of $10.8 million in the year ended December 31, 2002. Of this amount, other expense related to the wireless segment was $1.2 million for the year ended December 31, 2002, primarily due to loss on sale of assets. Other expense not specific to any business segment for the year ended December 31, 2002 was $9.6 million and was related primarily to expenses associated with our proposed debt tender and exchange offers, offset by gains from investments in affiliates accounted for under the equity method.

      Adjusted EBITDA. As a result of the factors discussed above, Adjusted EBITDA was $145.9 million and $12.2 million for the eleven months ended December 31, 2003 and the one month ended January 31, 2003, respectively. Adjusted EBITDA was $81.0 million for the year ended December 31, 2002.

      Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses for 2003 were affected primarily by the implementation of fresh start accounting, which reduced the depreciable basis of property and equipment by $954.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and an increase in accretion of the asset retirement obligation.

      Interest Income. Interest income for 2003 was affected by higher cash balances on hand and lower interest rates.

      Interest Expense. Interest expense in 2003 was affected by the extinguishment of indebtedness pursuant to our Plan of Reorganization and a reduction of amounts outstanding under our credit facility, offset by increases in interest expense as a result of the issuance of the 8 1/4% Senior Notes due 2010 and writeoffs of $8.8 million of debt issuance costs resulting from prepayments of amounts outstanding under our credit facility. Interest expense for the eleven months ended December 31, 2003 consisted of $37.5 million of interest on our credit facility and our Senior Notes, amortization of debt issuance costs of $4.6 million and writeoff of debt issuance costs of $8.8 million. Interest expense for the one month ended January 31, 2003 consisted of $4.3 million of interest on our credit facility and amortization of debt issuance costs of $0.4 million. Interest expense for the year ended December 31, 2002 consisted of $104.1 million of interest on our credit facility and our Senior Notes, amortization of senior discount notes of $109.4 million, amortization of debt issuance costs of $14.3 million less capitalized interest of $1.2 million.

      Gain on Debt Discharge. On February 10, 2003, we emerged from bankruptcy, and the holders of the indebtedness extinguished pursuant to our Plan of Reorganization received their pro rata share of 47.5 million shares of common stock in exchange for their notes. The excess of the carrying value of the extinguished indebtedness, net of the related debt issuance costs, over the reorganization value used in adopting fresh start accounting was recorded as a gain on debt discharge of $1.03 billion in the one month ended January 31, 2003.

      Reorganization Expense. Reorganization expense for the year ended December 31, 2002 was $4.3 million and related to costs incurred in connection with our Plan of Reorganization.

      Reorganization Items. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh start accounting as of January 31, 2003, and our emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is recorded in the one month ended January 31, 2003. In addition, we incurred costs directly associated with the chapter 11 proceedings of $23.9 million in the one month ended January 31, 2003. These costs are included in reorganization items in the consolidated statement of operations.

      Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. Losses from operations of this division were $2.0 million, $0.7 million and $0.4 million for the eleven months ended December 31, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively. Loss on disposal of our discontinued broadcast services division was $17.0 million in the eleven months ended December 31, 2003.

      On December 31, 2002, we sold our network services division. Loss from operations of this discontinued division was $12.3 million for the year ended December 31, 2002. Loss on disposal of our discontinued network services division was $47.0 million in the year ended December 31, 2002. Loss on disposal of our discontinued network services division was $0.6 million in the eleven months ended December 31, 2003. This amount consisted of the settlement of a disputed item related to the sale of the network services division.

      Net Income (Loss). As a result of the factors discussed above, net loss for the eleven months ended December 31, 2003 was $19.7 million and net income for the one month ended January 31, 2003 was $345.0 million. Net loss for the year ended December 31, 2002 was $775.0 million.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2002	$ Change	% Change

	(Dollars in thousands)
Revenues:
Wireless	$210,308	$261,189	$50,881	24%
Broadcast	11,427	21,336	9,909	87

Total Revenues	221,735	282,525	60,790	27

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	89,339	103,635	14,296	16
Broadcast	2,355	4,905	2,550	108

Total cost of operations, excluding depreciation, amortization and accretion expenses	91,694	108,540	16,846	18

Selling, general and administrative expenses:
Wireless	33,035	24,663	(8,372)	(25)
Broadcast	637	1,711	1,074	169
Other	31,868	28,438	(3,430)	(11)

Total selling, general and administrative expenses	65,540	54,812	(10,728)	(16)

Depreciation, amortization and accretion expenses:
Wireless	159,463	181,980	22,517	14
Broadcast	4,165	6,196	2,031	49

Total depreciation, amortization and accretion expenses	163,628	188,176	24,548	15

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2002	$ Change	% Change

	(Dollars in thousands)
Restructuring and non-recurring charges	140,871	27,394	(113,477)	(81)

Total operating expenses	461,733	378,922	(82,811)	(18)

Operating loss	(239,998)	(96,397)	143,601	60

Other income (expense):
Interest income	17,037	855	(16,182)	(95)
Interest expense	(212,174)	(226,536)	(14,362)	(7)
Reorganization expense	—	(4,329)	(4,329)	(100)
Other expense	(223,241)	(10,820)	212,421	95

Total other expense	(418,378)	(240,830)	177,548	42

Loss from continuing operations before income taxes	(658,376)	(337,227)	321,149	49
Income tax expense	559	1,331	772	138

Loss from continuing operations	(658,935)	(338,558)	320,377	49
Discontinued operations (net of income taxes):
Income (loss) from operations of discontinued network services division	5,858	(12,268)	(18,126)	(309)
Loss on disposal of discontinued network services division	—	(46,984)	(46,984)	(100)
Loss from operations of discontinued broadcast services division	(1,692)	(421)	1,271	75

Loss before cumulative effect of change in accounting principle	(654,769)	(398,231)	256,538	39
Cumulative effect of change in accounting principle	—	(376,753)	(376,753)	(100)

Net loss	$(654,769)	$(774,984)	$(120,215)	(18)%

Adjusted EBITDA:
Wireless	$(53,044)	$107,030	$160,074	302%
Broadcast	8,537	11,967	3,430	40
Other:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	(29,743)	(27,743)	2,000	7
Corporate other expenses	(66,852)	(9,600)	57,252	86
Corporate non-cash compensation charges	(2,125)	(695)	1,430	67

Total Other	(98,720)	(38,038)	60,682	61

Total adjusted EBITDA	$(143,227)	$80,959	$224,186	156%

      Revenues. The increase in revenues from 2001 to 2002 was primarily a result of incremental revenue in 2002 from new customers on towers that were part of our portfolio on December 31, 2001 and revenues derived from towers acquired in 2001 and 2002. Based on trailing twelve-months revenue on the towers that we owned or operated as of December 31, 2001, same tower revenue growth was 18%. We owned or operated 8,036 towers at December 31, 2002, as compared to 7,925 towers at December 31, 2001.

      For the year ended December 31, 2002, one wireless customer, which was a significant stockholder at the time, and its affiliates accounted for $88.0 million or 31% of our revenues. For the year ended December 31,

2001, this customer and its affiliates accounted for $78.5 million or 35% of our revenues. In addition, another wireless customer, which was an affiliate of a significant stockholder at the time, accounted for $63.2 million or 22% of our revenues in the year ended December 31, 2002 and $33.9 million or 15% of our revenues in the year ended December 31, 2001. Both of these customers remain significant customers, but neither they nor their affiliates are significant stockholders following our reorganization and thus are no longer considered to be our related parties.

      Accounts receivable, net of allowance, decreased by $5.7 million from December 31, 2001 to December 31, 2002. This decrease is primarily due to an increase in the allowance for doubtful accounts, which grew by $6.6 million for the same period. We analyze the adequacy of our accounts receivable on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts. During 2002, numerous wireless carriers experienced financial difficulties and their balances owed to us continued to age; these circumstances caused us to increase our allowance.

      Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses, increased primarily due to towers acquired or constructed during 2001 and 2002. Costs of operations, excluding depreciation, amortization and accretion expenses, for wireless operations as a percentage of wireless revenues decreased to 40% for the year ended December 31, 2002 from 42% for the year ended December 31, 2001. Costs of operations, excluding depreciation, amortization and accretion expenses, for broadcast leasing as a percentage of broadcast leasing revenues increased to 23% for the year ended December 31, 2002 from 21% for the year ended December 31, 2001. Overall, costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of revenues decreased to 38% for the year ended December 31, 2002 from 41% for the year ended December 31, 2001. The decrease was primarily due to increased revenues generated from new customers on existing towers. As our operations mature, we expect that additional customers on towers will generate increases in our margins and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the year ended December 31, 2002 from 30% for the year ended December 31, 2001. Selling, general and administrative expenses decreased in amount and as a percentage of revenues as a result of significant cost cutting measures implemented in the second half of 2001 and early 2002. In addition, for the year ended December 31, 2002, we recorded non-cash compensation charges of $0.7 million related to the issuance of stock options and restricted shares of common stock to employees compared to $2.1 million in the year ended December 31, 2001.

      Selling, general and administrative expenses for wireless operations as a percentage of wireless revenues decreased to 9% for the year ended December 31, 2002 from 16% for the year ended December 31, 2001. Selling, general and administrative expenses for broadcast leasing as a percentage of broadcast leasing revenues increased to 8% for the year ended December 31, 2002 from 6% for the year ended December 31, 2001. This increase is due to the additional integration cost of recent tower purchases.

      Selling, general and administrative expenses not specific to the above business segments as a percentage of total revenues decreased to 10% for the year ended December 31, 2002 from 14% for the year ended December 31, 2001.

      Restructuring and Non-Recurring Charges. In the years ended December 31, 2002 and 2001, we recorded restructuring and non-recurring charges of $27.4 and $140.9 million, respectively. The details of these charges are discussed below:

•	In May 2002, we announced the termination of our build-to-suit programs with Cingular and other carriers and recorded restructuring charges of $23.1 million, consisting of $20.3 million in our wireless segment and $2.8 million in our broadcast segment;

•	In December 2002, we wrote-down 21 wireless towers that were deemed not marketable and therefore impaired. We recorded a non-recurring charge in our wireless segment based on the carrying value and the estimated discounted cash flow of the towers of $4.3 million;

•	In May 2001, we announced the consolidation of our rooftop management operations and recorded non-recurring charges of $35.8 million in our wireless segment;

•	In June 2001, we announced that we would divest our operations in Mexico and recorded non-recurring charges of $32.2 million in our wireless segment;

•	In June 2001, we announced that we would close the Vertical Properties operations and recorded non-recurring charges of $4.3 million all relating to the broadcast segment; and

•	In November 2001, we announced that we would reduce our planned new tower construction and acquisition programs for 2002 and recorded restructuring charges of $68.6 million. These charges include $35.0 million in fees paid to SBC in consideration for modification to our agreement.

      The following tables summarize the restructuring and non-recurring charges for the years ended December 31, 2002 and 2001.

	Writeoff of	Writedown	Employee
	goodwill	of assets	severance	Other	Total

	(In thousands)
Termination of build-to-suit programs — May 2002	$—	$16,400	$3,500	$3,200	$23,100
Impairment of 21 towers — December 2002				4,300	4,300

Total 2002 restructuring and non-recurring charges	$—	$20,700	$3,500	$3,200	$27,400

Rooftop consolidation — May 2001	$29,600	$5,100	$1,100	$—	$35,800
Mexico divestiture — June 2001		10,700	17,600	3,900	32,200
Vertical Properties closing — June 2001			4,200	100	4,300
Reduction of new tower construction and acquisition program — November 2001		26,000	2,800	39,800	68,600

Total 2001 restructuring and non-recurring charges	$44,500	$48,700	$7,900	$39,800	$140,900

      Other Income (Expense). Other income (expense) was an expense of $10.8 million in the year ended December 31, 2002. Other income (expense) for our wireless segment was an expense of $1.2 million in the year ended December 31, 2002, primarily due to loss on sale of assets. Other income (expense) not specific to any business segment was an expense of $9.6 million in the year ended December 31, 2002, primarily due to expenses associated with our proposed debt tender and exchange offers, offset by gains from investments in affiliates accounted for under the equity method.

      Other income (expense) not specific to any business segment was a net expense of $223.2 million in the year ended December 31, 2001. Of this amount, $61.8 million related to losses from investments in former affiliates accounted for under the equity method, primarily our investment in SpectraSite-Transco Communications, Ltd., $121.9 million related to the write-down of our investment in SpectraSite-Transco and $20.0 million related to the write-off of a loan to SpectraSite-Transco. We completed the sale of our interest in SpectraSite-Transco in October 2001. In addition, $7.5 million related to a write-off of our investment in Evolution Holdings, Inc., a network services company that ceased operations in the second quarter. Other income (expense) for 2001 also includes $7.0 million related to the write-down of a loan to Concourse Communications, Inc., a former affiliate that provides in-building antenna sites primarily in airports and other public sites in New York City.

      Adjusted EBITDA. As a result of the factors discussed above, Adjusted EBITDA increased to $80.9 million for the year ended December 31, 2002 from ($143.2) million for the year ended December 31, 2001. Wireless Adjusted EBITDA increased to $107.0 million for the year ended December 31, 2002 from ($53.0) million for the year ended December 31, 2001. Adjusted EBITDA for our broadcast segment increased to $12.0 million for the year ended December 31, 2002 from $8.5 million for the year ended December 31, 2001.

      Depreciation, Amortization and Accretion Expenses. Depreciation and amortization expense increased primarily as a result of the increased depreciation from the towers we have acquired or constructed, partially offset by the $35.5 million reduction in goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See “ — Description of Critical Accounting Policies — Goodwill.”

      As a result of the factors discussed above, our operating loss was $96.4 million for the year ended December 31, 2002, compared to a loss of $240.0 million for the year ended December 31, 2001.

      Interest Expense. Net interest expense increased due to increased accreted value of the senior discount notes and increased amounts outstanding under our credit facility, as well as the write-off of $4.5 million of debt issuance costs related to the decrease in the maximum availability of the credit facility. This increase was partially offset by not incurring interest expense of $24.4 million on the senior notes, senior discount notes and senior convertible notes for the period from the date of the chapter 11 filing (November 15, 2002) through December 31, 2002.

      Discontinued Operations. Loss from operations of the discontinued network services division was $12.3 million in the year ended December 31, 2002 compared to income from operations of the discontinued network services division of $5.9 million in the year ended December 31, 2001. The loss from operations in 2002 was primarily due to lower revenues, fixed costs that did not decline with revenues and a more competitive environment for these services that led to lower pricing and restructuring charges. On December 31, 2002, we completed the sale of the network services division, resulting in a loss on disposal of $47.0 million. Loss from operations of the discontinued broadcast services division was $0.4 million in the year ended December 31, 2002 compared to a loss of $1.7 million in the year ended December 31, 2001. These losses were due to the uncertainties regarding the requirements and timing for multicasting of digital television. These uncertainties have caused broadcasters to delay their capital expenditures for new construction and make minimum modifications to their towers.

      Cumulative Effect of Change in Accounting Principle. We performed the first of the impairment tests of goodwill required by SFAS 142 by comparing the fair value of each of our reporting units with its carrying value. Fair value was determined using a discounted cash flow methodology. Based on our impairment tests, we recognized an adjustment of $376.8 million to reduce the carrying value of goodwill in our wireless services, broadcast tower, broadcast services and building units to its implied fair value. The impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations.

      Net Loss. As a result of the factors discussed above, net loss was $775.0 million for the year ended December 31, 2002, compared to a net loss of $654.8 million for the year ended December 31, 2001.

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

Cash Flows

      Cash provided by operating activities was $97.0 million for the eleven months ended December 31, 2003 and $5.9 million for the one month ended January 31, 2003. Cash provided by operating activities was $36.3 million for the year ended December 31, 2002. The increase in cash provided by operating activities in 2003 is primarily attributable to decreased interest payments following our reorganization, decreased accounts receivable and increased accounts payable.

      Cash provided by investing activities was $37.3 million for the eleven months ended December 31, 2003. Cash used in investing activities was $2.7 million for the one month ended January 31, 2003 and $70.0 million for the year ended December 31, 2002. Investing activities for the eleven months ended December 31, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million. In addition, we invested $52.0 million, $2.7 million and $71.2 million in purchases of property and equipment and acquisitions of towers in the eleven months ended December 31, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively.

      Cash used in financing activities was $147.1 million in the eleven months ended December 31, 2003 and $10.9 million in the one month ended January 31, 2003. Cash provided by financing activities was $83.1 million in the year ended December 31, 2002. Cash used in financing activities for the eleven months ended December 31, 2003 consisted primarily of $200.0 million in proceeds from the issuance of our 8 1/4% Senior Notes Due 2010 and $5.1 million in proceeds from the issuance of common stock, offset by $343.4 million of payments on our credit facility, payments on capital leases of $0.7 million and $8.1 million in debt issuance costs related to the Senior Notes. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters. The cash provided by financing activities in the year ended December 31, 2002 was primarily attributable to $90.0 million of draws on our credit facility.

Financing Transactions

      On May 21, 2003, we issued $200.0 million aggregate principal amount of 8 1/4% Senior Notes due 2010 for proceeds of $194.5 million, net of underwriting fees. On December 12, 2003, we exchanged the $200.0 million aggregate principal amount of 8 1/4% Senior Notes due 2010 for a like amount of 8 1/4% Senior Notes due 2010, which were registered under the Securities Act. Semi-annual interest payments for the 8 1/4% Senior Notes are due on each May 15 and November 15 beginning on November 15, 2003. We are required to comply with certain covenants under the terms of the 8 1/4% Senior Notes that restrict our ability to incur additional indebtedness and make certain payments, among other things.

      On October 8, 2003, we completed an underwritten public offering of our common stock, whereby 10.35 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $292.0 million from the offering. In connection with this offering, we incurred costs of approximately $1.3 million in the eleven months ended December 31, 2003. In connection with the offering, on October 3, 2003, our common stock began trading on the New York Stock Exchange under the symbol “SSI.”

      On February 11, 2004, we completed an underwritten public offering of our common stock, whereby 10.35 million shares of common stock were sold by four of the Company’s existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received all of the net proceeds of $347.8 million from the offering. In connection with this offering, the Company incurred costs of approximately $0.9 million in 2004.

Credit Facility

      Our principal operating subsidiary, Communications, is party to an amended and restated credit facility with lending commitments totaling approximately $639.6 million. The credit facility includes a revolving credit facility with a borrowing limit of $200.0 million, subject to compliance with covenants and the satisfaction of certain conditions precedent. As of December 31, 2003, Communications could borrow up to approximately $192.1 million of the $200.0 million under the revolving credit facility. The maximum amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a multiple-draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007, and a term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007. As of December 31, 2003, $187.6 million was outstanding under the multiple draw term loan and $252.0 million was outstanding under the term loan.

      The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 was 3.95%. After giving effect to the amendment to the Company’s credit facility discussed below, the term loan will bear interest, at Communications’ option, at either the Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. Giving effect to the amendment, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 would have been 3.51%.

      In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of December 31, 2003, the carrying amount and fair value of this instrument was $0.2 million and is included in Other Assets in the consolidated financial statements.

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

      With the proceeds of the sale of 545 towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on February 19, 2003. In connection with these repayments, Communications wrote off $1.6 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      Effective May 14, 2003, we amended our credit facility to, among other things, reduce our unused former $300 million commitment under our revolving credit facility by $100 million in exchange for moderately increasing the ratios in our leverage covenant in future periods. In connection with this reduction, we wrote off

$2.0 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      With the proceeds from the issuance of the 8 1/4 Senior Notes, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and $12.8 million of the multiple draw term loan and $17.2 million of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      On September 29, 2003, Communications repaid $0.8 million of the multiple draw term loan and $1.0 million of the term loan. In addition, Communications voluntarily repaid $16.3 million of the multiple draw term loan and $21.9 million of the term loan on September 30, 2003. In connection with these repayments, Communications wrote off $0.7 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      On October 24, 2003, Communications completed an amendment to the credit facility to replace the existing term loan with a new term loan that is substantially the same as the existing term loan, except that the interest rate was reduced from, at Communications’ option, Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum to Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum.

      On December 29, 2003, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan.

      The following table summarizes activity with respect to our credit facility from January 1, 2003 through December 31, 2003:

	Amount Owed
				Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment

	(In thousands)
Balance, January 1, 2003	$334,127	$448,828	$782,955	$300,000
Repayment using proceeds from the sale of 545 SBC towers	(31,366)	(42,134)	(73,500)	—
Amendment to credit facility	—	—	—	(100,000)
Repayment using proceeds from issuance of Senior Notes	(83,003)	(111,497)	(194,500)	—
Other repayments	(32,177)	(43,223)	(75,400)	—

Balance, December 31, 2003	$187,581	$251,974	$439,555	$200,000

      On February 9, 2004, Communications completed an amendment to its credit facility to replace the existing term loan with a new term loan that is substantially the same as the existing term loan, except that the interest rate was reduced from, at Communications’ option, Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum to Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. The amendment also provides that the interest rate margins will automatically be further reduced if Communications’ credit ratings improve.

Liquidity and Commitments

      We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The credit facility has remained in place during, and since, the reorganization.

      We had cash and cash equivalents of $81.0 million at December 31, 2002 and $60.4 million at December 31, 2003. We also had $783.0 million outstanding under our credit facility at December 31, 2002 and $439.6 million outstanding at December 31, 2003. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $192.1 million under the revolving credit facility as of December 31, 2003 and still remain in compliance with the financial covenants. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 5.94% as of December 31, 2002 and 3.95% as of December 31, 2003. Giving effect to the amendment discussed above, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 would have been 3.51%.

      We are contractually obligated to acquire leasehold and sub-leasehold interests in up to an additional 474 towers from SBC through August 2004. These commitments will require approximately $123.2 million in 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next three years. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity.

      The following table provides a summary of our material debt, lease and other contractual commitments as of December 31, 2003:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Credit Facility	$439,555	$—	$80,927	$358,628	$—
Initial Notes	200,000	—	—	—	200,000
Capital Lease Payments	1,191	676	515	—	—
Operating Leases Payments	323,475	65,442	95,742	50,342	111,949
Asset Retirement Obligations	38,019	512	743	1,640	35,124
SBC Tower Purchase Commitment (1)	126,100	126,100	—	—	—

Total Contractual Cash Obligations	$1,128,340	$192,730	$177,927	$410,610	$347,073

(1)	Based on the estimated average purchase price of towers to be acquired from SBC.

      In addition, we had standby letters of credit of $7.9 million and performance bonds of $5.5 million outstanding at December 31, 2003, most of which expire within one year.

Non-GAAP Financial Measures

Adjusted EBITDA

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

      Adjusted EBITDA for the year ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003 was calculated as follows:

	Predecessor Company Year		Predecessor	Reorganized
	Ended December 31,		Company One	Company Eleven
			Month Ended	Months Ended
	2001	2002	January 31, 2003	December 31, 2003

	(In thousands)
Net income (loss)	$(654,769)	$(774,984)	$344,970	$(19,686)
Depreciation, amortization and accretion expense	163,628	188,176	15,930	93,198
Interest income	(17,037)	(855)	(137)	(816)
Interest expense	212,174	226,536	4,721	50,863
Gain on debt discharge	—	—	(1,034,764)	—
Reorganization expense	—	4,329	—	—
Writeoff of investments in affiliates	129,404	—	—	—
Writeoff of loans to affiliates	26,980	—	—	—
Income tax expense	559	1,331	5	2,756
Reorganization items:
Adjust accounts to fair value	—	—	644,688	—
Professional and other fees	—	—	23,894	—
Loss (income) from operations of discontinued
division, net of income tax expense	(4,166)	12,689	686	1,987
Loss on disposal of discontinued division, net of income tax expense	—	46,984	—	17,573
Cumulative effect of change in accounting principle	—	376,753	12,236	—

Adjusted EBITDA	$(143,227)	$80,959	$12,229	$145,875

Free Cash Flow

      Free cash flow (deficit), as we have defined it, is calculated as the cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with generally accepted accounting principles. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow (deficit) for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003 was calculated as follows:

	Predecessor	Predecessor	Predecessor	Reorganized
	Company Year	Company Year	Company One	Company Eleven
	Ended	Ended	Month Ended	Months Ended
	December 31, 2001	December 31, 2002	January 31, 2003	December 31, 2003

	(In thousands)
Net cash provided by (used in) operating activities	$(12,133)	$36,286	$5,892	$96,962
Less: Purchases of property and equipment	(374,245)	(61,181)	(2,737)	(21,712)

Free cash flow (deficit)	$(386,378)	$(24,895)	$3,155	$75,250

      Cash flow provided by (used in) investing activities and cash flows provided by (used in) financing activities for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003 are as follows:

	Predecessor	Predecessor	Predecessor	Reorganized
	Company Year	Company Year	Company One	Company Eleven
	Ended	Ended	Month Ended	Months Ended
	December 31, 2001	December 31, 2002	January 31, 2003	December 31, 2003

	(In thousands)
Net cash provided by (used in) investing activities	$(984,724)	$(69,966)	$(2,737)	$37,291

Net cash provided by (used in) financing activities	$475,751	$83,094	$(10,884)	$(147,075)

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

Property and Equipment

      Property and equipment built, purchased, leased or licensed under long-term leasehold or license agreements are capitalized at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Goodwill

      The excess of the purchase price over the fair value of net assets acquired in purchase business combinations is recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. On an ongoing basis, we assess the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. We estimate future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

Fresh Start Accounting

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

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $520.7 million as of December 31, 2003, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating losses carryforwards, before they expire.

Derivative Financial Instruments

      Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Instruments and Certain Hedging Activities (“SFAS 138”) and as further amended by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative financial instruments are recorded in the consolidated financial statements at fair value. Changes in the fair values of derivative financial instruments are either recognized in earnings or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in the statement of operations as they occur.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle that reduced net income and stockholders’ equity (deficit) by $12.2 million. Had we adopted SFAS 143 as of January 1, 2000, the asset retirement obligation would have been as follows (in thousands):

January 1, 2000	$22,653
December 31, 2000	$29,447
December 31, 2001	$32,122
December 31, 2002	$35,442

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior standards, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require an entity to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of guaranteed party. While the accounting provisions only apply for new transactions entered into after December 31, 2002, FIN 45 requires the inclusion of new disclosures in financial statements of interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN 45 on January 1, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the voting interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For entities that have interests in special purpose entities the provisions of FIN 46 are required to be adopted in periods ending after December 15, 2003. For all other types of variable interest entities, application is required in financial statements for periods ending after March 15, 2004. We have reviewed our investments and other arrangements and determined that none of our investee companies are VIEs. We have not invested in any new VIEs created after January 31, 2003.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, as previously amended by SFAS 138. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 amends certain other existing pronouncements. SFAS 150 is effective for mandatorily redeemable financial instruments of nonpublic entities for the first fiscal period beginning after December 15, 2004. For mandatorily redeemable financial instruments of public entities, the requirements of SFAS 150 must be applied in the first fiscal period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Inflation

      Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

      We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of December 31, 2003 and December 31, 2002. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of December 31, 2003:

	Expected Maturity Date

	2004	2005	2006	2007	2008	Thereafter	Total

	(Dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

      As of December 31, 2002, we had $1.76 billion of liabilities subject to compromise, which were converted to common stock on February 10, 2003 pursuant to our Plan of Reorganization. Prior to our chapter 11 filing, these obligations had an average fixed interest rate of 11.30%.

      In addition, as of December 31, 2003 and December 31, 2002, we had $439.6 million and $783.0 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 3.95% and 5.94%, respectively. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $5.1 million, $0.7 million and $7.8 million in the eleven months ended December 31, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively.

      In addition, as of December 31, 2003, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of December 31, 2003, the carrying amount and fair value of this instrument was $0.2 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

      The financial statements and related financial information required by Item 8 are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

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

Changes in Internal Controls.

      There were no significant changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Item 10.	Directors and Executive Officers

      The information regarding directors and executive officers required by Item 10 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2004 annual stockholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based upon a review of forms submitted to SpectraSite during and with respect to the year ended December 31, 2003, except as otherwise disclosed in our definitive proxy statement to be filed in connections with our 2004 annual stockholders’ meeting, all executive officers, directors and 10% beneficial owners filed reports pursuant to Section 16 (a) of the Exchange Act on a timely basis.

Item 11.	Executive Compensation

      The information regarding executive compensation required by Item 11 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2004 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2004 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions

      The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2004 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services

      The information regarding the fees billed and services provided by our auditors required by Item 14 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2004 annual stockholders’ meeting.

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

(3) Listed below are the exhibits that are filed or incorporated by reference as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of February 16, 2000, by and between AirTouch Communications, Inc. and the other parties named therein as Sublessors, California Tower, Inc. and the Registrant. Incorporated by reference to exhibit no. 2.9 to the Registrant’s Form 10-K for the year ended December 31, 1999.

2.2	Amendment to the AirTouch Agreement, dated as of March 8, 2001. Incorporated by Reference to exhibit no. 2.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.

2.3	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.4	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.5	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.7	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.8	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/ NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.

2.9	November Agreement, dated as of November 14, 2002, by and among Cingular, the Registrant, Southern Towers, Inc. and CA/ NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.

2.10	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/ NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

2.11	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

2.12	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2*	Third Amended and Restated Bylaws of the Registrant.

4.1	Indenture, dated as of May 21, 2003, by and between the Registrant and The Bank of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the Registrant’s Form S-4, file no. 333-106118.

4.2	Warrant Agreement, dated as of February 10, 2003, by and between the Registrant and EquiServe Trust Company, N.A., as Warrant Agent. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 8-K dated February 11, 2003.

Exhibit
Number	Description

4.3	Specimen Stock Certificate. Incorporated by reference to exhibit 4.2 to the Registration Statement on Form S-1 of the Registrant, file no. 333-107123.

10.1+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Stephen H. Clark. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated February 11, 2003.

10.2+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and David P. Tomick. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated February 11, 2003.

10.3+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Timothy G. Biltz. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated February 11, 2003.

10.4	Credit Agreement, dated as of February 22, 2001, by and among SpectraSite Communications, Inc., as Borrower; the Registrant, as a Guarantor; CIBC World Markets Corp. and Credit Suisse First Boston , as Joint Lead Arrangers and Bookrunners; CIBC World Markets Corp., Credit Suisse First Boston, Bank of Montreal, Chicago Branch and TD Securities (USA) Inc., as Arrangers; Credit Suisse First Boston, as Syndication Agent; Bank of Montreal, Chicago Branch and TD Securities (USA) Inc., as Co-Documentation Agents; Canadian Imperial Bank Of Commerce, as Administrative Agent and Collateral Agent; and the other credit parties party thereto (the “Credit Agreement”). Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2000.

10.5	Amendment No. 1 to the Credit Agreement, dated October 31, 2001. Incorporated by reference to exhibit no. 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.6	Amendment No. 2 to the Credit Agreement, dated August 14, 2002. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002.

10.7	Amendment No. 3 to the Credit Agreement, dated May 15, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated May 21, 2003 and filed May 22, 2003.

10.8	Amendment No. 4 to the Credit Agreement, dated October 24, 2003, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, file no. 333-106118.

10.9*	Amendment No. 5 to the Credit Agreement, dated February 9, 2004, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto.

10.10+	2003 Equity Incentive Plan of the Registrant. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated February 11, 2003.

10.11+	Amendment No. 1 to the Equity Incentive Plan. Incorporated by reference to exhibit no. 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-112154.

10.12	Security & Subordination Agreement, dated as of April 20, 1999, with Nextel Communications, Inc. (“Nextel”). Incorporated by reference to exhibit no. 10.32 to the Registrant’s registration statement on Form S-4, file no. 333-67043.

10.13	Master Site Commitment Agreement, dated as of April 20, 1999, with Nextel. Incorporated by reference to exhibit no. 10.33 to the Registrant’s registration statement on Form S-4, file no. 333-67043.

10.14	Master Site Lease Agreement, dated as of April 20, 1999, with Nextel. Incorporated by reference to exhibit no. 10.34 to the Registrant’s registration statement on Form S-4, file no. 333-67043.

Exhibit
Number	Description

10.15	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, Southern Towers, Inc. and SBC Wireless, LLC and the Registrant, as guarantors. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.

10.16+	Executive Severance Plans of the Registrant. Incorporated by reference to exhibit no. 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.17+	Amendment to Severance Plan B of the Registrant. Incorporated by reference to exhibit no. 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.18	Registration Rights Agreement, dated as of February 10, 2003, by and among the Registrant and the Holders (as defined therein). Incorporated by reference to exhibit no. 10.5 to the Registrant’s Form 8-K dated February 11, 2003.

14.1*	Code of Ethics for the Principal Executive Officer and Senior Financial Officers.

14.2*	Code of Business Conduct and Ethics applicable to Employees and Directors.

21.1	Subsidiaries of the Registrant. Incorporated by reference to exhibit no. 21.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-112154.

23.1*	Consent of Ernst & Young LLP.

24.1*	Powers of Attorney (included on the signature page to this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+ Indicates management contract or compensatory plan or arrangement.

(4) Reports on Form 8-K filed during the quarter ended December 31, 2003:

      On November 5, 2003 the Registrant furnished a current report on Form 8-K related to a press release announcing the Registrant’s financial results for the period ended September 30, 2003.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 (Predecessor Company) and December 31, 2003 (Reorganized Company)	F-3
Consolidated Statements of Operations for the year ended December 31, 2001 (Predecessor Company), the year ended December 31, 2002 (Predecessor Company), the one month ended January 31, 2003 (Predecessor Company) and the eleven months ended December 31, 2003 (Reorganized Company)
F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2001 (Predecessor Company), the year ended December 31, 2002 (Predecessor Company), the one month ended January 31, 2003 (Predecessor Company) and the eleven months ended December 31, 2003 (Reorganized Company)
F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2001 (Predecessor Company), the year ended December 31, 2002 (Predecessor Company), the one month ended January 31, 2003 (Predecessor Company) and the eleven months ended December 31, 2003 (Reorganized Company)
F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors

SpectraSite, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of SpectraSite, Inc. (formerly known as SpectraSite Holdings, Inc.) and subsidiaries as of December 31, 2002 (Predecessor Company) and 2003 (Reorganized Company) and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2002 (Predecessor Company), the one month ended January 31, 2003 (Predecessor Company) and the eleven months ended December 31, 2003 (Reorganized Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraSite, Inc. and subsidiaries at December 31, 2002 (Predecessor Company) and 2003 (Reorganized Company) and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 (Predecessor Company), the one month ended January 31, 2003 (Predecessor Company) and the eleven months ended December 31, 2003 (Reorganized Company) in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on February 10, 2003. Effective February 1, 2003, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code”.

      As discussed in Note 3 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and changed its method of accounting for asset retirement obligations.

      As discussed in Note 3 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

February 18, 2004

Raleigh, North Carolina

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Predecessor	Reorganized
	Company	Company
	December 31,	December 31,
	2002	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,961	$60,410
Accounts receivable, net of allowance of $11,088 and $7,849, respectively	10,929	7,880
Prepaid expenses and other	16,461	11,606
Assets held for sale	24,555	5,737

Total current assets	132,906	85,633
Property and equipment, net	2,282,948	1,207,626
Goodwill, net	60,626	—
Customer contracts, net	—	179,359
Other assets	101,976	39,990

Total assets	$2,578,456	$1,512,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,666	$11,482
Accrued and other expenses	63,913	83,825
Liabilities under SBC agreement	—	49,528
Current portion of credit facility	2,244	—
Liabilities held for sale	4,523	2,903

Total current liabilities	82,346	147,738

Long-term portion of credit facility	780,711	439,555
Senior notes	—	200,000
Other long-term liabilities	27,240	55,582

Total long-term liabilities	807,951	695,137

Liabilities subject to compromise (Note 2)	1,763,286	—

Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding	154	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 47,750,453 issued and outstanding	—	478
Additional paid-in-capital	1,624,939	688,941
Accumulated other comprehensive loss	(355)	—
Accumulated deficit	(1,699,865)	(19,686)

Total stockholders’ equity (deficit)	(75,127)	669,733

Total liabilities and stockholders’ equity (deficit)	$2,578,456	$1,512,608

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			Predecessor	Reorganized
			Company	Company
	Predecessor	Predecessor	One	Eleven
	Company	Company	Month	Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

	(In thousands, except per share amounts)
Revenues	$221,735	$282,525	$25,626	$289,745
Operating expenses:
Cost of operations, excluding depreciation and amortization expense	91,694	108,540	8,901	95,289
Selling, general and administrative expenses	65,540	54,812	4,003	45,822
Depreciation, amortization and accretion expenses	163,628	188,176	15,930	93,198
Restructuring and non-recurring charges	140,871	27,394	—	—

Total operating expenses	461,733	378,922	28,834	234,309

Operating income (loss)	(239,998)	(96,397)	(3,208)	55,436

Other income (expense):
Interest income	17,037	855	137	816
Interest expense	(212,174)	(226,536)	(4,721)	(50,863)
Gain on debt discharge	—	—	1,034,764	—
Reorganization expense	—	(4,329)	—	—
Other expense	(223,241)	(10,820)	(493)	(2,759)

Total other income (expense)	(418,378)	(240,830)	1,029,687	(52,806)

Income (loss) from continuing operations before income taxes	(658,376)	(337,227)	1,026,479	2,630
Income tax expense	559	1,331	5	2,756

Income (loss) from continuing operations	(658,935)	(338,558)	1,026,474	(126)
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)	—
Professional and other fees	—	—	(23,894)	—

Total reorganization items	—	—	(668,582)	—

Income (loss) before discontinued operations	(658,935)	(338,558)	357,892	(126)
Discontinued operations:
Income (loss) from operations of discontinued network services division, net of income tax expense	5,858	(12,268)	—	—
Loss on disposal of discontinued network services division, net of income tax expense	—	(46,984)	—	(596)
Loss from operations of discontinued broadcast services division, net of income tax expense	(1,692)	(421)	(686)	(1,987)
Loss on disposal of discontinued broadcast services division, net of income tax expense	—	—	—	(16,977)

Income (loss) before cumulative effect of change in accounting principle	(654,769)	(398,231)	357,206	(19,686)
Cumulative effect of change in accounting principle (Notes 1 and 3)	—	(376,753)	(12,236)	—

Net income (loss)	$(654,769)	$(774,984)	$344,970	$(19,686)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(4.39)	$(2.20)	$6.66	$—
Reorganization items	—	—	(4.34)	—
Discontinued operations	0.03	(0.38)	—	(0.42)
Cumulative effect of change in accounting principle	—	(2.45)	(0.08)	—

Net income (loss)	$(4.36)	$(5.03)	$2.24	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	150,223	153,924	154,014	47,406

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

							Accumulated
							Other		Total
	Old Common Stock		New Common Stock		Additional	Comprehensive	Comprehensive		Stockholders’
					Paid-in	Income	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	(Loss)	Deficit	(Deficit)

Balance at December 31, 2000	144,914,484	$145	—	$—	$1,492,845		$1,922	$(270,112)	$1,224,800
Net loss	—	—	—	—	—	$(654,769)	—	(654,769)	(654,769)
Foreign currency translation adjustment	—	—	—	—	—	13,558	13,558	—	13,558
Unrealized holding gains arising during period	—	—	—	—	—	6,504	6,504	—	6,504

Total comprehensive loss						$(634,707)

Issuance of common stock, net of stock issuance costs of $296	8,510,025	8	—	—	127,119		—	—	127,127
Non-cash compensation charges	—	—	—	—	2,125		—	—	2,125

Balance at December 31, 2001	153,424,509	153	—	—	1,622,089		21,984	(924,881)	719,345
Net loss	—	—	—	—	—	$(774,984)	—	(774,984)	(774,984)
Foreign currency translation adjustment	—	—	—	—	—	1,173	1,173	—	1,173
Unrealized holding losses arising during period	—	—	—	—	—	(23,512)	(23,512)	—	(23,512)

Total comprehensive loss						$(797,323)

Issuance of common stock, net of stock issuance costs of $6	589,408	1	—	—	2,155		—	—	2,156
Non-cash compensation charges	—	—	—	—	695		—	—	695

Balance at December 31, 2002	154,013,917	154	—	—	1,624,939		(355)	(1,699,865)	(75,127)
Net income	—	—	—	—	—	$344,970		344,970	344,970
Foreign currency translation adjustment	—	—	—	—	—	(123)	(123)	—	(123)
Unrealized holding losses arising during period	—	—	—	—	—	(200)	(200)	—	(200)

Total comprehensive income						$344,647

Issuance of common stock	12,144,381	12	—	—	396			—	408
Reorganization items	(166,158,298)	(166)	47,174,170	472	(940,077)		678	1,354,895	415,802

Balance at January 31, 2003	—	$—	47,174,170	472	685,258	—	—	—	685,730

Net loss			—	—	—	$(19,686)		(19,686)	(19,686)
Foreign currency translation adjustment			—	—	—	496	496	—	496
Unrealized holding gains arising during period			—	—	—	4,135	4,135	—	4,135
Reclassification adjustments			—	—	—	(4,631)	(4,631)	—	(4,631)

Total comprehensive loss						$(19,686)

Reorganization adjustment			—	—	(1,425)		—	—	(1,425)
Issuance of common stock			576,283	6	5,108		—	—	5,114

Balance at December 31, 2003			47,750,453	$478	$688,941		$—	$(19,686)	$669,733

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Reorganized
			Predecessor	Company
	Predecessor	Predecessor	Company	Eleven
	Company	Company	One Month	Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

	(Dollars in thousands)
Operating activities
Net income (loss)	$(654,769)	$(774,984)	$344,970	$(19,686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	149,371	186,706	15,609	76,812
Cumulative effect of change in accounting principle	—	376,753	12,236	—
Amortization of goodwill and other intangibles	36,853	3,218	252	13,807
Amortization of debt issuance costs	10,113	14,321	425	4,538
Amortization of asset retirement obligation	—	—	214	2,433
Amortization of senior discount notes	112,089	109,371	—	—
Write-off of debt issuance costs	—	—	—	8,826
Non-cash compensation charges	2,125	695	—	—
Write-off of goodwill	44,476	—	—	—
(Gain) loss on disposal of assets	53,379	36,699	(84)	5,005
Loss on disposal of discontinued operations	—	46,984	—	16,977
Gain on sale of available-for-sale securities	—	—	—	(3,837)
Gain on sale of investments in affiliates	—	(1,364)	—	—
Gain on sale of subsidiary	—	—	—	(394)
Gain on debt discharge	—	—	(1,034,764)	—
Write-off of loan to and investments in affiliates	156,433	—	—	—
Adjust accounts to fair value	—	—	644,688	—
Equity in net loss of affiliates	62,402	59	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	665	47,345	5,045	(3,225)
Costs and estimated earnings in excess of billings, net	408	325	(272)	2,193
Inventories	(5,396)	241	(2)	343
Prepaid expenses and other	(8,316)	(8,370)	(2,238)	(10,177)
Accounts payable	21	(32,017)	13,549	(14,549)
Other liabilities	28,013	30,304	6,264	17,896

Net cash provided by (used in) operating Activities	(12,133)	36,286	5,892	96,962

Investing activities
Purchases of property and equipment	(374,245)	(61,181)	(2,737)	(21,712)
Acquisitions of towers	(584,700)	(10,067)	—	(30,283)
Business acquisitions, net of cash acquired	(7,600)	—	—	—
Disposal of discontinued operations, net of cash sold	—	(6,751)	—	—
Proceeds from the sale of assets	—	1,283	—	82,263
Proceeds from the sale of available-for-sale securities	—	—	—	4,970
Proceeds from the sale of subsidiary	—	—	—	2,053
Investment in affiliates	(6,626)	—	—	—
Loans to affiliates	(27,400)	(750)	—	—
Proceeds from repayment of loan to affiliate	5,000	—	—	—
Proceeds from sale of investments in affiliates	4,000	7,500	—	—
Refunds of deposits on acquisitions	6,847	—	—	—

Net cash provided by (used in) investing activities	(984,724)	(69,966)	(2,737)	37,291

Financing activities
Proceeds from issuance of common stock	4,617	483	—	5,114
Stock issuance costs	(296)	(6)	—	—
Proceeds from issuance of long-term debt and credit facility	495,000	90,000	—	200,000
Debt issuance costs	(23,065)	(2,648)	—	(8,107)
Repayments of debt and capital leases	(505)	(4,735)	(10,884)	(344,082)

Net cash provided by (used in) financing activities	475,751	83,094	(10,884)	(147,075)

Net increase (decrease) in cash and cash equivalents	(521,106)	49,414	(7,729)	(12,822)
Cash and cash equivalents at beginning of period	552,653	31,547	80,961	73,232

Cash and cash equivalents at end of period	$31,547	$80,961	$73,232	$60,410

Supplemental disclosures of cash flow information:
Cash paid for interest	$99,908	$85,536	$4,265	$32,960
Cash paid for income taxes	2,207	1,661	5	1,952
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for deposits	—	—	408	—
Common stock issued for acquisitions and property and equipment	122,806	1,679	—	—
Capital lease obligations incurred for purchases of property and equipment	16,893	1,304	—	717
Reorganization adjustments (Note 1)	—	—	—	8,365
Tower acquisitions applied against liability under SBC contract	—	—	—	10,503

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

      SpectraSite, Inc. (“SpectraSite”), formerly known as SpectraSite Holdings, Inc., and its wholly owned subsidiaries (collectively referred to as the “Company”) are engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing and licensing antenna sites on multi-tenant towers, the licensing of distributed antenna systems within buildings and managing, leasing and licensing rooftop telecommunications access on commercial real estate in the United States.

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 1, the Company has decided to sell its broadcast services division and the assets and liabilities of that division have been classified as held-for-sale in the accompanying balance sheets.

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

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that are susceptible to change include the Company’s estimate of the allowance for uncollectible accounts and the fair value of long-lived assets.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

      Revenues from leasing and licensing activities are recognized when earned based on lease or license agreements. Rate increases based on fixed escalation clauses that are included in certain lease or license agreements are recognized on a straight-line basis over the term of the lease or license. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized upon delivery of the related product or service. Additionally, the Company generates revenues related to the management of sites on rooftops. Under each site management agreement, the Company is entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. The Company recognizes this fee as revenue when earned.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Allowance for Uncollectible Accounts

      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to us is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. Activity in the allowance for uncollectible accounts consisted of the following (in thousands):

	Predecessor	Predecessor
	Company	Company	Predecessor	Reorganized
	Year Ended	Year Ended	Company One	Company Eleven
	December 31,	December 31,	Month Ended	Months Ended
	2001	2002	January 31, 2003	December 31, 2003

Beginning allowance	$1,403	$4,457	$11,088	$10,749
Provisions for uncollectible accounts	5,585	12,122	537	4,484
Write-offs of uncollectible accounts	(2,531)	(5,491)	(876)	(7,384)

Ending allowance	$4,457	$11,088	$10,749	$7,849

Investments in Affiliates

      An investment in an entity of which the Company owns more than 20% and up to 50% and on which the Company has the ability to exercise significant influence is accounted for using the equity method. Under the equity method, the investment is stated at cost adjusted for the Company’s equity in net income (loss) of the entity since acquisition. The equity in net income (loss) of such entity is recorded in “Other income (expense)” in the accompanying consolidated statements of operations. As of December 31, 2003, the Company does not hold any investments in an entity where its ownership interest is greater than 20%. An investment in an entity in which the Company owns less than 20% and on which the Company does not have the ability to exercise significant influence is accounted for using the cost method. Other-than-temporary impairments of investments in affiliates are recognized if the fair value of the investment is below its cost basis for an extended period.

Available-for-Sale Securities

      Available-for-sale securities are classified as other assets in the consolidated balance sheets and are stated at fair value, with any unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Unrealized holding gains (losses) related to these securities were $6.5 million and $(23.5 million) for the years ended December 31, 2001 and 2002, respectively. Unrealized holding gains (losses) related to these securities were $(0.2 million) and $4.1 million for the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively. During the eleven months ended December 31, 2003, the Company sold its available-for-sale securities for proceeds of $5.0 million and recognized a gain on the sale of $3.8 million. This gain is included in other income (expense) in the consolidated statements of operations. The specific identification method was used to determine the cost basis of the securities sold. As of December 31, 2003, the Company holds no available-for-sale securities. The fair value of the Company’s available-for-sale securities was $1.3 million at December 31, 2002.

Property and Equipment

      Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Approximately $16.9 million and $1.2 million of interest was capitalized into the cost of property and equipment for the years ended December 31, 2001 and 2002, respectively. No interest was capitalized into the cost of property and equipment during the one month ended January 31, 2003 and the eleven months ended December 31, 2003. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Goodwill

      The excess of the purchase price over the fair value of net assets acquired in purchase business combinations is recorded as goodwill. Through December 31, 2001, goodwill was amortized on a straight-line basis over fifteen years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). For each entity acquired, the Company is able to monitor cash flows at the entity level, which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other groups of assets. On an ongoing basis, the Company assesses the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. The Company estimates future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Actual results of operations and pro forma results of operations for the year ended December 31, 2001 had we applied the non-amortization provisions of SFAS 142 in that period are as follows:

Year Ended
December 31,
2001

(In thousands)
Reported net loss	$(654,769)
Goodwill amortization	35,515

Adjusted net loss	$(619,254)
Basic and diluted loss per share:
Reported net loss	$(4.36)
Goodwill amortization	0.24

Adjusted net loss	$(4.12)

Customer Contracts

      The Company assesses the value of customer contracts relating to existing leases or licenses on assets acquired and records such customer contracts at fair value at the date of acquisition. Upon completion of the Company’s reorganization and the implementation of fresh start accounting, the Company recorded intangible assets relating to the fair value of customer contracts in the amount of $190.9 million as of January 31, 2003. These contracts are amortized over the lesser of the remaining life of the lease contract or the remaining life of the related tower asset, not to exceed 15 years for wireless towers and 30 years for broadcast towers. Customer contracts, less accumulated amortization of $11.5 million, were $179.4 million as of December 31, 2003 and are classified as customer contracts, net in the consolidated financial statements. The Company expects amortization expense related to customer contracts to approximate $12.6 million for each of the five years from 2004 to 2008.

Debt Issuance Costs

      The Company capitalizes costs relating to the issuance of long-term debt and senior notes. These costs are amortized to interest expense using the straight-line method over the term of the related debt.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      In February 2003, the Company entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the eleven months ended December 31, 2003, the Company recognized a loss on the change in the fair value of this instrument of $0.5 million. As of December 31, 2003, the carrying amount and fair value of this instrument was $0.2 million and is included in other assets in the consolidated balance sheets.

Liabilities under SBC Agreement

      In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 11. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability is reduced by a portion of the purchase price of each tower. In addition, the liability is reduced by the amount of costs incurred to place the acquired towers in service. In the eleven months ended December 31, 2003, $10.5 million of the purchase price of 115 towers acquired and $0.5 million of acquisition costs were applied against the liability. As of December 31, 2003, the remaining liability was $49.5 million.

Accounting for Income Taxes

      The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

      As part of the process of preparing our consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $556.4 million as of December 31, 2003 due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating losses carryforwards, before they expire.

Assets Held for Sale and Discontinued Operations

      On December 16, 2003, the Company decided to sell its broadcast services division. We intend to sell the broadcast services division, however, there can be no assurance that such a transaction will be completed. Broadcast services revenues for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003 were $38.1 million, $26.8 million, $1.2 million and $13.1 million, respectively. In conjunction with the proposed sale, the Company recorded a

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

provision for the loss on disposal of the broadcast services division of $17.0 million. The results of the broadcast services division’s operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

      In August 2003, the Company retained Lazard Freres (“Lazard”) to assist in the sale of the broadcast services division. Lazard conducted an auction process with several participants to determine the net realizable value of the division. The assets and liabilities of the discontinued broadcast services operations have been recorded at their estimated net realizable value in the accompanying balance sheets based on the negotiated sale price. Assets and liabilities held for sale consist of the following (in thousands):

	Predecessor	Reorganized
	Company	Company
	December 31,	December 31,
	2002	2003

	(In thousands)
Accounts receivable, net	$4,251	$1,455
Costs and estimated earnings in excess of billings	2,169	242
Inventories	7,878	2,008
Prepaid expenses and other	235	243
Property and equipment, net	9,997	1,782
Other assets	25	7

Assets held for sale	$24,555	$5,737

Accounts payable	$1,363	$542
Accrued and other expenses	2,369	945
Billings in excess of costs and estimated earnings	701	1,362
Other long-term liabilities	90	54

Liabilities held for sale	$4,523	$2,903

      On December 31, 2002, the Company sold its network services division. Network services revenues for the years ended December 31, 2001 and 2002 were $213.1 million and $136.2 million, respectively. Network services income (loss) before taxes for the years ended December 31, 2001 and 2002 were $7.9 million and $(11.0) million, respectively. The Company recorded a loss on disposal of the network services division of $47.0 million in 2002. In the eleven months ended December 31, 2003, the Company recorded an additional loss on disposal of the network services division of $0.6 million related to the settlement of a disputed item. The results of the network services division’s operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

      As permitted under Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, the statements of cash flows do not separately disclose the cash flows related to discontinued operations.

Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair values of the credit facility, senior notes, senior convertible notes and senior discount notes are

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

based on the quoted market prices. The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows (in thousands):

	Predecessor Company			Reorganized Company
	December 31, 2002			December 31, 2003

	Carrying			Carrying
	Amount	Fair Value		Amount	Fair Value

Cash and cash equivalents	$80,961	$80,961		$60,410	$60,410
Credit Facility	(782,955)	(665,512)		(439,555)	(444,584)
Senior Notes	(400,000)	(147,750	)(1)	(200,000)	(213,500)
Senior Convertible Notes	(200,000)	(44,000	)(1)	—	—
Senior Discount Notes	(1,129,703)	(392,807	)(1)	—	—

(1)	This amount is included in Liabilities Subject to Compromise.

Income (Loss) Per Share

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

      Basic and diluted income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). During the years ended December 31, 2001 and 2002 and the one month ended January 31, 2003, the Company had potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. Upon completion of the Company’s reorganization, the convertible notes were exchanged for shares of common stock, par value $0.01 per share and all outstanding warrants and stock options were cancelled. These potential common stock equivalents were not included in diluted earnings (loss) per share for the years ended December 31, 2001 and 2002 and the one month ended January 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the years ended December 31, 2001 and 2002 and the one month ended January 31, 2003.

      As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 received new warrants which were immediately exercisable into 2.5 million shares of common stock, par value $0.01 per share at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in common stock to employees and directors. Approximately 5.4 million options to purchase common stock were granted under this plan in March 2003. During the eleven months ended December 31, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the eleven months ended December 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the eleven months ended December 31, 2003.

Costs of Operations

      Costs of operations consist of direct costs incurred to provide the related services including ground lease cost, tower maintenance and related real estate taxes. Costs of operations do not include depreciation and amortization expense on the related assets.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Significant Customers

      The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries, primarily in the United States. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

      One wireless customer and its affiliates accounted for $78.5 million, $88.0 million, $7.4 million and $86.5 million, or 35%, 31%, 29%, and 30% of revenues for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively. This customer was a significant stockholder of the Predecessor Company’s common stock. In addition, another wireless customer, which is an affiliate of a former significant stockholder of the Predecessor Company’s common stock, accounted for $33.9 million, $63.2 million, $5.9 million and $59.1 million, or 15%, 22%, 23% and 20% of revenues for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively. This customer also accounted for $5.5 million and $2.0 million or 25% and 13% of accounts receivable at December 31, 2002 and 2003, respectively.

Other Income (Expense)

      Other income (expense) consists of the following:

	Predecessor	Predecessor
	Company	Company
	Year Ended	Year Ended	Predecessor Company	Reorganized Company
	December 31,	December 31,	One Month Ended	Eleven Months Ended
	2001	2002	January 31, 2003	December 31, 2003

Write-down of investments in affiliates	$(129,404)	$—	$—	$—
Gain on sale of available-for-sale securities	—	—	—	3,837
Expenses related to offering of common stock	—	—	—	(1,265)
Expenses related to proposed tender offers	—	(10,905)	—	—
Equity in net loss of affiliates	(62,402)	(59)	(577)	—
Write-off of loans to affiliates	(26,980)	—	—	—
Gain (loss) on disposals of assets	(3,182)	(167)	84	(5,005)
Other	(1,273)	311	—	(326)

	$(223,241)	$(10,820)	$(493)	$(2,759)

Stock Options (Predecessor Company)

      The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by SFAS 148, to account for its employee stock options under the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and has not adopted the fair value method of accounting for stock based employee compensation. Companies that account for stock based compensation arrangements for their employees under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      During 1997, the Company adopted a stock option plan that provided for the purchase of Predecessor Company Common Stock by key employees, directors, advisors and consultants of the Company. The maximum number of shares which could have been issued under the plan, as amended, did not exceed 20.0 million shares. Stock options are granted under various stock option agreements and each stock option agreement contained specific terms.

      The options without a performance acceleration feature, which were granted under the terms of the incentive stock option agreement, and options granted under the terms of the non-qualified stock option agreement vested and became exercisable ratably over a four or five-year period, commencing one year after date of grant. The options with a performance acceleration feature, which were granted under the terms of the incentive stock option agreement, and the non-qualified stock option agreement vested and became exercisable upon the seventh anniversary of the grant date. Vesting could be accelerated upon the achievement of certain milestones defined in each agreement.

      In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2001 and 2002 and the one month ended January 31, 2003: dividend yield of 0.0%; volatility of .70; risk free interest rate of 5.0%; and expected option lives of 7 years.

      In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the two years ended December 31, 2001 and 2002 and the one month ended January 31, 2003 would have been as follows (in thousands):

	Predecessor	Predecessor	Predecessor
	Company Year	Company Year	Company One
	Ended	Ended	Month Ended
	December 31, 2001	December 31, 2002	January 31, 2003

Reported net income (loss)	$(654,769)	$(774,984)	$344,970
Non-cash compensation charges included in net income (loss)	2,125	695	—
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(19,412)	(11,113)	(694)

Adjusted net income (loss)	$(672,056)	$(785,402)	$344,276

Basic and diluted income (loss) per share:
Reported net income (loss)	$(4.36)	$(5.03)	$2.24
Non-cash compensation charges included in net income (loss)	0.02	—	—
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.13)	(0.07)	—

Adjusted net income (loss)	$(4.47)	$(5.10)	$2.24

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Option activity under the Company’s plans is summarized below:

		Weighted
		Average
		Exercise Price
	Shares	Per Share

Outstanding at December 31, 2000	10,903,571	10.48
Granted	4,011,485	4.86
Exercised	(379,927)	9.85
Cancelled	(1,411,894)	12.61

Outstanding at December 31, 2001	13,123,235	8.56
Granted	553,680	0.35
Exercised	—	—
Cancelled	(4,035,801)	9.37

Outstanding at December 31, 2002	9,641,114	$7.74
Granted	—	—
Exercised	—	—
Cancelled	(19,968)	7.87

Outstanding at January 31, 2003	9,621,146	$7.74

      There were 4.0 million and 6.1 million options exercisable under the stock option plan at December 31, 2001 and 2002, respectively.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise Price	Exercisable As	Exercise Price
Exercise Prices	As of 12/31/02	Contractual Life	per Share	of 12/31/02	per Share

$0.17 – 4.00	2,885,881	6.86	$2.51	1,573,802	$2.16
$4.10 – 7.37	2,168,385	6.42	5.07	1,558,938	4.96
$7.40 – 11.51	2,339,942	7.10	10.33	1,657,990	10.38
$11.81 – 22.22	2,246,906	7.61	14.35	1,344,147	14.37

$0.42 – 22.22	9,641,114	6.99	7.74	6,134,877	7.77

      The weighted average remaining contractual life of the stock options outstanding was 8.41 years and 6.99 years at December 31, 2001 and 2002, respectively. All outstanding options were cancelled without consideration upon emergence from chapter 11 bankruptcy on February 10, 2003.

Stock Options (Reorganized Company)

      On February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in common stock to employees and directors. The maximum number of shares which can be issued under the plan, as amended, does not exceed 6.0 million shares. Stock options are granted under various stock option agreements and each stock option agreement contains specific terms.

      In March 2003, the Company granted approximately 5.4 million options to purchase common stock under this plan. The initial options granted to employees vest and become exercisable as follows: 20% on the grant date, 50% ratably over a thirty-six month period commencing one month after date of grant and 30% which vest automatically on the sixth anniversary of the grant date. Vesting of this 30% could be accelerated

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

upon the achievement of certain performance milestones approved by the Board of Directors. Options granted to employees subsequent to the initial grant vest and become exercisable as follows: 70% ratably over a thirty-six month period commencing one month after date of grant and 30% under the Performance Arrangement. Options granted to members of the board of directors vest 20% on the grant date and 80% ratably over a thirty-six month period commencing one month after date of grant.

      In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the eleven months ended December 31, 2003: dividend yield of 0.0%; volatility of 0.55; risk free interest rate of 3.37%; and expected option lives of 7 years.

      Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the eleven months ended December 31, 2003 would have been as follows (in thousands):

Reorganized
Company Eleven
Months Ended
December 31, 2003

Reported net loss	$(19,686)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(5,535)

Adjusted net loss	$(25,221)

Basic and diluted loss per share:
Reported net loss	$(0.42)
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.11)

Adjusted net loss	$(0.53)

      Option activity under the Company’s plans is summarized below:

		Weighted
		Average
		Exercise Price
	Shares	per Share

Granted	5,613,328	13.97
Exercised	(383,223)	13.21
Cancelled	(7,306)	13.08

Outstanding at December 31, 2003	5,222,799	$14.03

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The weighted average remaining contractual life of the stock options outstanding was 9.20 years at December 31, 2003. There were 1.4 million options exercisable under the stock option plan at December 31, 2003, as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise Price	Exercisable As	Exercise Price
Exercise Prices	As of 12/31/03	Contractual Life	per Share	of 12/31/03	per Share

$13.08	2,939,100	9.19	$13.08	707,869	$13.08
$14.91	1,527,778	9.19	14.91	496,528	14.91
$15.09 – 18.35	730,243	9.23	15.43	190,998	15.11
$30.63	25,678	9.60	30.63	60	30.63

$13.08 – 30.63	5,222,799	9.20	14.03	1,395,455	14.01

Employee Benefit Plan

      The Company provides a 401(k) plan for the benefit of all its employees meeting specified eligibility requirements. The Company’s contributions to the plan are discretionary and totaled approximately $2.1 million, $1.1 million, $0.05 million and $0.6 million for the two years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively.

Statements of Cash Flows — Reorganization Adjustments

      In connection with the Company’s Plan of Reorganization discussed in Note 2 and the adoption of fresh start accounting, during the eleven months ended December 31, 2003, the Company recorded non-cash reorganization adjustments relating to notes receivable from executive officers totaling $1.4 million and the reduction in restructuring reserves due to changes in estimates of $6.9 million. These adjustments reduced the cost basis of property, plant and equipment, net and are reflected in the statements of cash flows as non-cash investing transactions.

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

Reclassifications

      Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation. These reclassifications had no effect on net income (loss) or stockholders’ equity (deficit) as previously reported.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. The Plan of Reorganization became effective on February 10, 2003 (the “Effective Date”), thereby allowing SpectraSite to emerge from bankruptcy.

      The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 47.5 million shares of common stock, par value $0.01 per share (“New Common Stock”); (ii) the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of the Effective Date (the “Old Common Stock”) received warrants immediately exercisable into 2.5 million shares of New Common Stock at a price of $16.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

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

      SpectraSite incurred costs directly associated with the chapter 11 proceedings of $4.3 million and $23.9 million in the year ended December 31, 2002 and the one month ended January 31, 2003. These costs are included in reorganization expense in the consolidated statements of operations.

      In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted fresh start accounting as of January 31, 2003 and the Company’s emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the consolidated statement of operations for the one month ended January 31, 2003. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after January 31, 2003 are not comparable to the Company’s financial statements for prior periods.

      The reorganization value used in adopting fresh start accounting was $685.7 million based on the fair market value of the senior notes, senior discount notes and senior convertible notes at the Effective Date, the date these instruments were exchanged for common stock and the value of warrants issued on that date based on the Black-Scholes option pricing model. The value of the warrants at the Effective Date was $10.8 million.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company’s Consolidated Balance Sheet as of January 31, 2003:

	Predecessor			Reorganized
	Company	Reorganization		Company
	January 31,	and Fresh Start		January 31,
	2003	Adjustments	Ref.	2003

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	6,564	—		6,564
Prepaid expenses and other	16,904	(531)	(2)	16,373
Assets held for sale	24,518	(3,050)	(3)	21,468

Total current assets	121,428	(3,791)		117,637
Property and equipment, net	2,293,522	(954,160)	(3)	1,339,362
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	101,999	122,181	(2),(4)	224,180

Total assets	$2,577,575	$(896,396)		$1,681,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,508	$16,184	(1)	$25,692
Accrued and other expenses	62,702	7,796	(1)	70,498
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Current portion of credit facility	2,244	—		2,244
Liabilities held for sale	3,804	—		3,804

Total current liabilities	78,258	54,231		132,489

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	51,998	—		51,998

Total long-term liabilities	832,709	30,251		862,960

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares Authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 47,174,170 issued and outstanding at January 31, 2003 (Reorganized Company)	154	318	(4)	472
Additional paid-in-capital and warrants	1,624,939	(939,681)	(4)	685,258
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock and warrants; and the issuance of the common stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3.	Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower asset upon expiration. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. This obligation is included in other long term liabilities in the consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability			Liability
	as of		Revisions in	as of
	January 1,	Accretion	Estimated	December 31,
	2003	Expense	Cash Flows	2003

	(in thousands)
Asset retirement obligation	$35,442	$2,647	$(70)	$38,019

      Had the Company adopted SFAS 143 as of January 1, 2000 the following asset retirement obligation would have been recorded (in thousands):

January 1, 2000	$22,653
December 31, 2000	$29,447
December 31, 2001	$32,122
December 31, 2002	$35,442

      These pro forma amounts are measured using information and assumptions as of the adoption date of this statement.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Pro forma results of operations for the years ended December 31, 2001 and 2002 had the Company adopted SFAS 143 on January 1, 2001 are as follows:

	Predecessor	Predecessor
	Company Year	Company Year
	Ended December 31,	Ended December 31,
	2001 (in thousands,	2002 (in thousands,
	except per share	except per share
	amounts)	amounts)

Reported net loss	$(654,769)	$(774,984)
Additional depreciation of property and equipment	(1,686)	(1,862)
Accretion of asset retirement obligation	(2,260)	(2,456)

Adjusted net loss	$(658,715)	$(779,302)

Basic and diluted earnings per share:
Reported net loss per share	$(4.36)	$(5.03)
Additional depreciation of property and equipment	(0.01)	(0.01)
Accretion of asset retirement obligation	(0.01)	(0.02)

Adjusted net loss per share	$(4.38)	$(5.06)

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior standards, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require an entity to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of a guaranteed party. While the accounting provisions only apply for new transactions entered into after December 31, 2002, FIN 45 requires the inclusion of new disclosures in financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 on

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 were effective for fiscal year 2002. The interim and annual disclosure requirements were effective for the first quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the voting interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For entities that have interests in special purpose entities the provisions of FIN 46 are required to be adopted in periods ending after December 15, 2003. For all other types of variable interest entities, application is required in financial statements for periods ending after March 15, 2004. The Company has reviewed its investments and other arrangements and determined that none of its investee companies are VIEs. The Company has not invested in any new VIEs created after January 31, 2003.

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

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 amends certain other existing pronouncements. SFAS 150 is effective for mandatorily redeemable financial instruments of nonpublic entities for the first fiscal period beginning after December 15, 2004. For mandatorily redeemable financial instruments of public entities, the requirements of SFAS 150 must be applied in the first fiscal period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

4.	Long-lived Assets

      Property and equipment consist of the following:

	December 31,

	2002	2003
	Predecessor	Reorganized
	Company	Company

	(in thousands)
Towers	$2,545,707	$1,202,706
Equipment	31,425	18,898
Land	17,719	16,318
Buildings	30,678	27,281
Other	34,694	8,901

	2,660,223	1,274,104
Less accumulated depreciation	(395,272)	(77,580)

	2,264,951	1,196,524
Construction in progress	17,997	11,102

Property and equipment, net	$2,282,948	$1,207,626

      Other assets consist of the following:

	December 31,

	2002	2003
	Predecessor	Reorganized
	Company	Company

	(in thousands)
Debt issuance costs	$66,192	$17,718
Other	35,784	22,272

	$101,976	$39,990

5.	Debt

      Debt not classified as subject to compromise consists of the following:

	December 31,

	2002	2003
	Predecessor	Reorganized
	Company	Company

	(in thousands)
Credit facility	$782,955	$439,555
8 1/4% Senior Notes Due 2010	—	200,000

Total debt	782,955	639,555
Less current portion	2,244	—

Long-term debt	$780,711	$639,555

Credit Facility

      SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility (the “credit facility”) totaling $639.6 million. The credit

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

facility includes a $200.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a $187.6 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007 and a $252.0 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

      With the proceeds of the sale of towers to Cingular discussed in Note 11, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on February 19, 2003. In connection with these repayments, Communications wrote off $1.6 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      On May 14, 2003, Communications amended its credit facility to reduce the unused $300 million commitment under the revolving credit facility by $100 million in exchange for moderately increasing the ratios in its leverage covenant in future periods. In connection with this reduction, Communications wrote off $2.0 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations. With the proceeds from the issuance of the 8 1/4% Senior Notes Due 2010 discussed below, Communications repaid $83.0 million of the multiple draw term loan and $111.5 million of the term loan on May 21, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on June 24, 2003 and voluntarily repaid $12.8 million of the multiple draw term loan and $17.2 of the term loan on June 30, 2003. In connection with these repayments, Communications wrote off $4.6 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      On September 29, 2003, Communications repaid $0.8 million of the multiple draw term loan and $1.0 million of the term loan. In addition, Communications voluntarily repaid $16.3 million of the multiple draw term loan and $21.9 million of the term loan on September 30, 2003. In connection with these repayments, Communications wrote off $0.7 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      On October 24, 2003, the Company completed an amendment to the credit facility to replace the existing term loan with a new term loan that is substantially the same as the existing term loan, except that the interest rate was reduced from, at the Company’s option, Canadian Imperial Bank of Commerce’s base rate plus 2.75% per annum or the Eurodollar rate plus 4.00% per annum to Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum.

      On December 29, 2003, the Company repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan. In connection with these repayments, Communications wrote off approximately $8,000 in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      As of December 31, 2003, Communications has $439.6 million outstanding under the credit facility. The remaining $200.0 million available under the credit facility was undrawn. Under the terms of the credit facility, the Company could borrow approximately $192.1 million under the credit facility as of December 31, 2003 while remaining in compliance with the applicable covenants.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      At December 31, 2003, amounts due under the credit facility are as follows:

Maturities

(in thousands)
2004	$—
2005	—
2006	80,927
2007	358,628

Total	$439,555

      The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 was 3.95%. After giving effect to the amendment to the credit facility discussed in Note 15, the term loan will bear interest, at Communications’ option, at either the Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum.

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

      In addition, we had standby letters of credit of $7.9 million and performance bonds of $5.5 million outstanding at December 31, 2003, most of which expire within one year.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

6.	Stockholders’ Equity

Common Stock

      On October 8, 2003, the Company completed an underwritten secondary public offering of its common stock, whereby 10.35 million shares of common stock were sold by four of the Company’s existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received the entire net proceeds of $292.0 million from the offering. In connection with this offering, the Company incurred costs of approximately $1.3 million in the year ended December 31, 2003, which are included in other income (expense). In connection with the offering, on October 3, 2003, the Company’s common stock began trading on the New York Stock Exchange under the symbol “SSI.”

Employee Stock Purchase Plan

      In August 1999, SpectraSite adopted the SpectraSite, Inc. Employee Stock Purchase Plan. The Board of Directors reserved and authorized one million shares of common stock for issuance under the plan. Eligible employees could purchase a number of shares of common stock equal to the total dollar amount contributed by the employee to a payroll deduction account during each six-month offering period divided by the purchase price per share. The price of the shares offered to employees under the plan was 85% of the lesser of the fair market value at the beginning or end of each six-month offering period. SpectraSite issued 0.4 million shares under the plan in 2002. The Employee Stock Purchase Plan was terminated upon the Company’s emergence from chapter 11 bankruptcy on February 10, 2003.

Stock Reserved for Future Issuance

      The Company has reserved shares of its authorized shares of common stock for future issuance as follows:

Reorganized Company
December 31, 2003

Outstanding stock options	5,222,799
Possible future issuance under stock option plans	393,978
Outstanding warrants	2,496,854
Disputed claims related to bankruptcy	135,866

Total	8,249,497

7.	Leases

As Lessee

      The Company leases communications towers, land (“ground leases”), office space and equipment under noncancellable operating and capital leases. Ground leases are generally for terms of five years and are renewable at the option of the Company. Rent expense was approximately $64.6 million, $75.2 million, $6.3 million and $66.3 million for the years ended December 31, 2001 and 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively. Total lease payments for the Company’s tower capital lease assets are made upon inception of the lease, and, accordingly, no capital lease obligation exists for those assets as of December 31, 2003. Obligations related to other capital leases total $1.1 million at December 31, 2003 and are included in accrued and other expenses and other long-term

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

liabilities in the accompanying balance sheets. As of December 31, 2003, the future minimum lease payments for these leases are as follows:

	Capital Leases	Operating Leases

	(in thousands)	(in thousands)
2004	$676	$65,442
2005	282	54,679
2006	233	41,063
2007	—	30,428
2008	—	19,914
Thereafter	—	111,949

Total	1,191	$323,475

Less amount representing imputed interest	(105)

Present value of net minimum lease payments under capital leases	$1,086

      Assets recorded under capital leases, which are included in property and equipment in the accompanying balance sheets, consist of:

	Predecessor	Reorganized
	Company	Company
	December 31,	December 31,
	2002	2003

	(in thousands)
Towers	$1,024,934	$327,384
Other	13,674	1,496

	1,038,608	328,880
Less accumulated depreciation	(121,193)	(19,553)

	$917,415	$309,327

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

December 31,
2003

(in thousands)
2004	$307,952
2005	267,894
2006	219,154
2007	178,248
2008	124,382
Thereafter	410,146

Total	$1,507,776

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

8.	Income Taxes

      The provision for income taxes is comprised of the following (in thousands):

			Predecessor	Reorganized
	Predecessor	Predecessor	Company	Company
	Company	Company	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

Current:
State	$559	$1,331	$5	$2,756
Federal	—	—	—	—

Total provision for income taxes	$559	$1,331	$5	$2,756

      The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense is as follows:

			Predecessor	Reorganized
	Predecessor	Predecessor	Company	Company
	Company	Company	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

Federal income tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%	35.0%
Adjustment for fresh start reorganization	—	—	(40.1)	—
Non-deductible reorganization expenses	—	0.4	—	—
Non-deductible goodwill amortization	2.1	—	—	—
Non-deductible interest expense	0.1	—	—	—
State taxes	0.1	0.4	—	58.4
Non-cash compensation charges	0.1	0.1	—	—
Other non-deductible expenses	—	—	—	7.5
Change in valuation allowance	32.7	34.5	5.1	3.9

Effective income tax rate	0.1%	0.4%	—%	104.8%

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The components of net deferred taxes are as follows (in thousands):

			Predecessor	Reorganized
	Predecessor	Predecessor	Company	Company
	Company	Company	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31	January 31,	December 31,
	2001	2002	2003	2003

Deferred tax assets:
Tax loss carryforwards	$188,031	$205,276	$108,261	$127,468
Accreted interest on senior discount notes	92,486	162,959	—	—
SBC contract liability	—	—	23,898	23,898
Capital loss carryforwards	71,890	75,302	75,302	76,017
Accrued liabilities	179	23,856	434	213
Depreciation	—	—	305,144	284,868
Goodwill	—	10,065	—	—
Tax deferred revenue	—	—	—	3,468
Bad debt reserves	3,417	4,886	6,043	4,762

Total deferred tax assets	356,003	482,344	519,082	520,694

Deferred tax liabilities:
Tax deferred revenue	(5,570)	(4,225)	(1,660)	—
Depreciation	(13,068)	(13,435)	—	—

Total deferred tax liabilities	(18,638)	(17,660)	(1,660)	—

Net deferred tax assets before valuation allowance	337,365	464,684	517,422	520,694
Valuation allowance	(337,365)	(464,684)	(517,422)	(520,694)

Net deferred tax assets	$—	$—	$—	$—

      The Company has federal net operating loss carryforwards of approximately $323 million that begins to expire in 2012. Also, the Company has state tax loss carryforwards of approximately $318 million that expire beginning in 2004. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon the changes in the equity in the Company. If these changes occur, the ability for the Company to offset future income with existing net operating losses may be limited. The Company’s emergence from bankruptcy reduced its net operating loss carryforwards by approximately $238 million. Based on the Company’s history of losses to date, management has provided a valuation allowance to fully offset the Company’s deferred tax assets.

      Due to the Plan of Reorganization and the adoption of fresh start accounting as of January 31, 2003, net deferred tax assets existing at the reorganization date of $517 million will increase stockholders’ equity, or adjust net assets, if and when realized. The Company receives an income tax deduction related to stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The amount of these benefits generated during the eleven months ended December 31, 2003 was approximately $2.4 million. The Company has provided a 100% valuation reserve against this asset as of December 31, 2003. The benefits resulting from these deductions will be credited directly to stockholders’ equity if and when realized.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

9.	Other Related Party Transactions

      Affiliates of a financial institution that owned 7% of the Company’s Old Common Stock, have provided, and may continue to provide, investment banking services to the Company. One affiliate of the financial institution is acting as agent and lender under the Company’s credit facility and receives customary fees for the performance of these activities. The Company has $439.6 million outstanding under the credit facility at December 31, 2003.

      The Company has loans to officers totaling $1.9 million at December 31, 2002 and 2003. Of these amounts, $0.5 million was loaned to an officer to purchase a home as a relocation incentive. The remaining loans were made to officers in connection with the exercise of stock options. These loans have been recorded in stockholders’ equity as a reduction of additional paid-in-capital. The loans bear interest at the applicable federal rate under the Internal Revenue Code ranging from 5.36% to 5.82% and have maturities ranging from August 2004 to December 2004. The Company had interest income of $0.1 million from amounts outstanding under the loans in both the year ended December 31, 2001 and 2002 and the eleven months ended December 31, 2003.

10.	Investments in Affiliates

      On April 7, 2000, the Company acquired Ample Design, Ltd. for approximately $20.2 million. Ample Design provides wireless network development services in the United Kingdom. On June 8, 2000, the Company completed a joint venture with Lattice Group, the former arm of BG Group plc, which runs Britain’s natural gas network. The Company and Lattice Group each owned 50% of the joint venture. Lattice Group transferred existing operational communications towers and industrial land suitable for construction of new towers into the joint venture, and the Company provided intellectual property and wireless network development skills. The Company contributed $164.1 million in cash to be used for future developments and possible acquisitions. The Company also contributed Ample Design to the joint venture. In May 2001, the Company loaned the joint venture $25.0 million to fund acquisitions. In October 2001, the Company sold its ownership interest in the joint venture to Lattice Group for $4.0 million and agreed to accept $5.0 million as payment in full for the loan. As a result, the Company recorded a loss on the investment in the joint venture of $121.9 million and a loss in the loan to the joint venture of $20.0 million in other expense in 2001. In addition, the Company recorded $7.7 million and $61.1 million in other expense related to its equity in the net loss of the joint venture in 2000 and 2001, respectively. As of December 31, 2003, the Company had no remaining investment in the joint venture and no remaining outstanding loan balance.

      The Company had a revolving loan arrangement with an affiliate under which the affiliate could borrow up to $14.4 million. The loan accrued interest at 12% and was collateralized by property, equipment, investments, contracts and other assets of the affiliate. The affiliate owed $12.0 million, including accrued interest, to the Company under the loan at December 31, 2001. The Company had interest income of $1.2 million from amounts outstanding under the loan in the year ended December 31, 2001. The affiliate primarily provided wireless communications access to facilities owned by the New York Port Authority. The affiliate’s business plan was negatively impacted by the attack on the World Trade Center in September 2001. As a result, the Company recorded a $7.0 million charge in other income (expense) to reduce the book value of the loan to its estimated net realizable value in the year ended December 31, 2001. In July 2002, the Company sold all its interests in the affiliate and recorded a gain of $1.4 million. As of December 31, 2003, the Company had no remaining investment in the affiliate and no remaining outstanding loan balance or commitment.

11.	Acquisition Activity

      General — Acquisition activity, asset acquisitions and business combinations were accounted for using the purchase method of accounting. For business combinations, the purchase prices have been allocated to the

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

net assets acquired, principally tangible and intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets and, prior to the adoption of SFAS 142 as discussed in Note 1, was being amortized on a straight-line basis over 15 years. The operating results of these acquisitions have been included in the Company’s consolidated results of operations from the date of acquisition. For asset acquisitions, the cost was assigned to the assets acquired.

      2003 Acquisitions — SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the lease or sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of the Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of Old Common Stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of Old Common Stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to add customers to the towers. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor customer on all of the towers and pays a monthly fee per tower of $1,621, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

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

      The Company will have the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $214.5 million as of December 31, 2003 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which shall be subject to an annual increase based on changes in the consumer price index.

      On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new revenue on the towers remaining to be leased or subleased after February 25, 2002. As consideration for entering into the amendment, the Company

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

paid SBC a fee of $35.0 million that was expensed. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, the Company sold its rights to 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the Condensed Consolidated Financial Statements. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the eleven months ended December 31, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $0.4 million and $0.2 million, respectively. In the year ended December 31, 2002, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were $13.1 million and $5.8 million, respectively.

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

      From the initial closing on December 14, 2000 through a closing on February 25, 2002, the Company leased or subleased a total of 2,706 towers under the terms of the amended agreement. The parties agreed to complete the lease or sublease of the remaining 600 towers during the period beginning May 2003 and ending August 2004. The total consideration paid for the rights to the remaining 600 towers is expected to be approximately $156 million.

      In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the eleven months ended December 31, 2003, the Company leased or subleased 115 towers, for which it paid $30.3 million in cash. Of this amount, $10.5 million was charged against the liability and $19.8 million was capitalized as property and equipment.

      2002 Acquisitions — SBC transaction — As discussed above, in 2000 the Company entered into an agreement to acquire lease or sublease interests in communications towers from SBC and several of its affiliates. In the year ended December 31, 2002, the Company subleased 41 towers, for which it paid $10.1 million in cash and issued 146,569 shares of Old Common Stock valued at $1.7 million.

      2001 Acquisitions — During the year ended December 31, 2001, the Company consummated transactions involving the acquisition of various communications sites and two service providers for an aggregate

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      The AirTouch transaction closed in stages with the initial closing occurring on August 15, 2000 and the final closing under the original agreement occurring on February 15, 2001. At each respective closing, the Company made its lease or sublease payments for towers included in that closing according to a formula contained in the master sublease. The final closing of 69 towers occurred on February 15, 2001 for aggregate cash consideration of $24.8 million, including $3.7 million released from the deposit escrow. The leases for the remaining 128 towers contemplated in the original agreement were not closed. As a result, the remaining $6.8 million escrow deposit was returned to the Company. In March 2001, the Company agreed to amend the agreement with AirTouch and extend the opportunity to sublease the remaining 128 towers through the second quarter of 2001. On June 29, 2001, the Company subleased 6 towers for aggregate consideration of $2.0 million.

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

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      In May 2002, the Company announced that it would terminate its build-to-suit programs with Cingular (the “Cingular BTS Termination”) and other carriers and implement other cost-cutting measures as a part of the curtailment of tower development activities. As a result of these actions, the Company recorded restructuring charges of $23.1 million. Of this amount, $16.4 million was related to the write-off of work in progress related to sites in development that were terminated, $3.2 million was related to the costs of closing offices and $3.5 million was related to the costs of employee severance. In addition, the Company recorded a non-recurring impairment charge of $4.3 million to write-down the carrying value of 21 towers that were not marketable. The charge was based on the estimated discounted cash flows of the towers.

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

      In June 2001, the Company announced that it would divest its site leasing operations in Mexico. As a result, the Company recorded non-recurring charges of $32.2 million of which $10.7 million related to the write-off of goodwill, $17.6 million related to the write-down of long-term assets and $3.9 million related to the costs of severance for 21 employees and other costs related to the divestiture. Also in June 2001, the Company announced that it would close operations from the purchase of Vertical Properties. As a result, the Company recorded non-recurring charges of $4.3 million of which $4.2 million was related to the write-off of goodwill and $0.1 million was related to the costs of severance for 2 employees and other costs related to the closing.

      In November 2001, the Company announced that it would reduce its planned new tower acquisition and construction programs for 2002. As a result of the reduced new tower activity, the Company recorded restructuring charges of $68.6 million. Of this amount, $26.0 million was related to the write-off of work in progress related to sites in development that the Company terminated, $4.8 million was related to the costs of closing certain offices and $2.8 million was related to the costs of severance for 201 employees. The Company also completed an amendment to modify its agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment provided for the number of towers to be subleased to be reduced by 300 and for the sublease date on at least 850 towers to be postponed to 2003 and January 2004. In exchange for these modifications, the Company paid a contract amendment fee of $35.0 million that has been included in the restructuring charge in 2001.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table displays activity related to the accrued restructuring liability. Such liability is reflected in accrued and other expenses in the accompanying consolidated balance sheets.

	Predecessor Company		Reorganized Company

		Cash Payments	Cash Payments
	Liability	for the One	for the Eleven	Liability
	as of	Month Ended	Months Ended	as of
	December 31,	January 31,	December 31,	December 31,
	2002	2003	2003	2003

	(in thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development Employee severance	$1,950	$(81)	$(751)	$1,118
Lease termination and office closing	1,496	(12)	(885)	599

Total	3,446	(93)	(1,636)	1,717
Cingular BTS termination Employee severance	765	(101)	(657)	7
Lease termination and office closing	2,065	(410)	(1,217)	438

	2,830	(511)	(1,874)	445

Total	$6,276	$(604)	$(3,510)	$2,162

13.	Business Segments

      The Company operates in two business segments: wireless and broadcast. Our operations are segmented and managed along our product and service lines. The wireless segment provides for leasing and licensing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing, subleasing and licensing of antenna sites for broadcast communication services. Prior to its decision to sell its broadcast services division, the Company also offered a broad range of broadcast development services, including broadcast tower design and construction and antenna installation. These services were included in the broadcast segment. Prior period information has been restated to conform to the current organization.

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

      Summarized financial information concerning the reportable segments is shown in the following table. The “Other” column represents amounts excluded from specific segments, such as income taxes, corporate

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

general and administrative expenses and interest. In addition, “Other” also includes corporate assets such as cash and cash equivalents, tangible and intangible assets and income tax accounts that have not been allocated to a specific segment. Virtually all reported segment revenues are generated from external customers as intersegment revenues are not significant.

	Wireless	Broadcast	Other	Total

	(in thousands)
Eleven months ended December 31, 2003 (Reorganized Company)
Revenues	$269,211	$20,534	$—	$289,745
Adjusted EBITDA	154,544	13,745	(22,414)	145,875
Assets	1,339,135	89,608	83,865	1,512,608
Additions to property and equipment	14,945	2,895	4,589	22,429
One month ended January 31, 2003 (Predecessor Company)
Revenues	$23,855	$1,771	$—	$25,626
Adjusted EBITDA	12,586	1,420	(1,777)	12,229
Assets	1,407,710	155,795	117,674	1,681,179
Additions to property and equipment	257	861	1,619	2,737
Year ended December 31, 2002 (Predecessor Company)
Revenues	$261,189	$21,336	$—	$282,525
Adjusted EBITDA	107,030	11,967	(38,038)	80,959
Assets	2,235,117	171,631	171,708	2,578,456
Goodwill	60,626	—	—	60,626
Additions to property and equipment	52,020	13,526	8,685	74,231
Year ended December 31, 2001 (Predecessor Company)
Revenues	$210,308	$11,427	$—	$221,735
Adjusted EBITDA	(53,044)	8,537	(98,720)	(143,227)
Assets	2,424,886	225,947	552,592	3,203,425
Goodwill	102,976	59,001	—	161,977
Additions to property and equipment	966,087	51,856	80,701	1,098,644

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table shows a breakdown of the significant components included in the “other” column in the segment disclosure above (in thousands):

			Predecessor	Reorganized
	Predecessor	Predecessor	Company	Company
	Company	Company	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(29,743)	$(27,743)	$(1,777)	$(22,414)
Corporate non-cash compensation charges	(2,125)	(695)	—	—
Corporate other expense	(66,852)	(9,600)	—	—

Total Adjusted EBITDA	$(98,720)	$(38,038)	$(1,777)	$(22,414)

Assets:
Cash and cash equivalents	$31,547	$80,961	$73,232	$60,410
Debt issuance costs	77,865	66,192	22,974	17,718
Investments in affiliates	26,974	—	—	—
Assets held for sale	416,206	24,555	21,468	5,737

Total assets	$552,592	$171,708	$117,674	$83,865

Additions to property and equipment:
Corporate additions to property and equipment	$77,782	$7,816	$1,610	$3,728
Additions to property and equipment related to assets held for sale	2,919	869	9	861

Total additions to property and equipment	$80,701	$8,685	$1,619	$4,589

      A reconciliation of income (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

			Predecessor	Reorganized
	Predecessor	Predecessor	Company	Company
	Company	Company	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

Income (loss) from continuing operations before income taxes	$(658,376)	$(337,227)	$1,026,479	$2,630
Add: Depreciation, amortization and accretion expenses	163,628	188,176	15,930	93,198
Less: Interest income	(17,037)	(855)	(137)	(816)
Add: Interest expense	212,174	226,536	4,721	50,863
Writeoff of investments in affiliates	129,404	—	—	—
Writeoff of loans to affiliates	26,980	—	—	—
Add: Reorganization expense	—	4,329	—	—
Less: Gain on debt discharge	—	—	(1,034,764)	—

Adjusted EBITDA	$(143,227)	$80,959	$12,229	$145,875

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Net revenues were located in geographic areas as follows (in thousands):

			Predecessor	Reorganized
	Predecessor	Predecessor	Company	Company
	Company	Company	One Month	Eleven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2001	2002	2003	2003

United States	$220,459	$281,866	$25,579	$289,387
Canada	1,139	659	47	358
Mexico	137	—	—	—

Consolidated net revenues	$221,735	$282,525	$25,626	$289,745

      Long-lived assets were located in geographic areas as follows (in thousands):

	December 31,

	2002	2003

United States	$2,442,547	$1,426,975
Canada	3,003	—

Consolidated long-lived assets	$2,445,550	$1,426,975

14.     Restated Selected Quarterly Financial Data (Unaudited)

      The Company has set forth selected quarterly financial data for the eleven months ended December 31, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002. Because certain of the data set forth in the following tables has been restated from amounts previously reported on Form 10-Q for the applicable period, the following tables and the accompanying footnotes reconcile the amounts presented with those previously reported and describe the reason for the differences.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table sets forth quarterly financial information for the eleven months ended December 31, 2003 and the one month ended January 31, 2003 (dollars in thousands, except per share amounts):

	Predecessor Company			Reorganized Company			Reorganized Company
	One Month Ended January 31, 2003			Two Months Ended March 31, 2003			Three Months Ended June 30, 2003

	Previously			Previously			Previously
	Reported	Discontinued	Restated	Reported	Discontinued	Restated	Reported	Discontinued	Restated
	Amounts	Operations(3)	Amounts	Amounts(4)	Operations(3)	Amounts	Amounts	Operations(3)	Amounts

Revenue	$26,793	$(1,167)	$25,626	$54,644	$(3,536)	$51,108	$80,911	$(3,345)	$77,566
Operating income (loss)(1)	(3,894)	686	(3,208)	9,183	(38)	9,145	13,394	999	14,393
Other income (expense)	(493)	—	(493)	(1,229)	—	(1,229)	(1,841)	—	(1,841)
Discontinued operations	—	(686)	(686)	—	14	14	(596)	(1,110)	(1,706)
Net income (loss)(2)	344,970	—	344,970	(1,692)	—	(1,692)	(7,574)	—	(7,574)
Net income (loss) per common share (basic)	$2.24	$—	$2.24	$(0.04)	$—	$(0.04)	$(0.16)	$—	$(0.16)
Net income (loss) per common share (diluted)	$2.24	$—	$2.24	$(0.04)	$—	$(0.04)	$(0.16)	$—	$(0.16)
Adjusted EBITDA	$11,688	$541	$12,229	$24,780	$(212)	$24,568	$37,179	$732	$37,911

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Reorganized Company			Reorganized
	Three Months Ended September 30, 2003			Company
				Three Months
	Previously			Ended
	Reported	Discontinued	Restated	December 31,
	Amounts	Operations	Amounts	2003

Revenue	$83,860	$(4,361)	$79,499	$81,572
Operating income (loss)(1)	15,089	256	15,345	16,553
Other income (expense)	1,134	—	1,134	(823)
Discontinued operations	—	(248)	(248)	(17,620)
Net income (loss)(2)	3,214	—	3,214	(13,634)
Net income (loss) per common share (basic)	$0.07	$—	$0.07	$(0.29)
Net income (loss) per common share (diluted)	$0.06	$—	$0.06	$(0.29)
Adjusted EBITDA	$41,898	$(26)	$41,872	$41,524

(1)	Represents revenues less operating expenses.

(2)	Includes a charge in the one month ended January 31, 2003 of $12,236, or $0.08 per share, for the cumulative effect of a change in accounting for asset retirement obligations related to the adoption of SFAS 143.

(3)	On December 16, 2003, the Company decided to sell its broadcast services division. In accordance with SFAS 144, the financial results of this division for the first nine months of 2003 have been reclassified to discontinued operations to reflect the results of operations for broadcast services as discontinued operations as of December 31, 2003. See Note 1 for a more detailed discussion of the Company’s discontinued operations. The column titled “Discontinued Operations” reflects the amounts that have been reclassified.

(4)	On July 31, 2003, the Company’s Board of Directors approved a two-for-one forward stock split of Spectrasite, Inc.’s common stock, effected in the form of a common stock dividend to stockholders of record on August 14, 2003. All share and per share information for the reorganized company has been presented to reflect the stock split.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Adjusted EBITDA was calculated as follows for the 2003 restated periods presented above:

		Reorganized		Reorganized
	Predecessor	Company	Reorganized	Company	Reorganized
	Company	Two	Company	Three	Company
	One Month	Months	Three Months	Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	January 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2003

Net income (loss)	$344,970	$(1,692)	$(7,574)	$3,214	$(13,634)
Depreciation, amortization and accretion expense	15,930	16,652	25,359	25,393	25,794
Interest income	(137)	(217)	(279)	(143)	(177)
Interest expense	4,721	9,261	18,604	12,563	10,435
Gain on debt discharge	(1,034,764)	—	—	—	—
Income tax expense	5	578	95	597	1,486
Reorganization items:
Adjust accounts to fair value	644,688	—	—	—	—
Professional and other fees	23,894	—	—	—	—
Loss (income) from operations of discontinued division, net of income tax expense	686	(14)	1,110	248	643
Loss on disposal of discontinued division, net of income tax expense	—	—	596	—	16,977
Cumulative effect of change in accounting principle	12,236	—	—	—	—

Adjusted EBITDA	$12,229	$24,568	$37,911	$41,872	$41,524

      As discussed in Note 11, on February 10, 2003, the Company sold its rights to 545 SBC towers to Cingular. In 2003, revenues and costs of operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were as follows:

	Predecessor	Reorganized
	Company	Company
	One Month	Two-Months
	Ended	Ended
	January 31,	March 31,
	2003	2003

Revenues	$1,202	$368
Cost of operations, excluding depreciation, amortization and accretion expense	$465	$195

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table sets forth quarterly financial information for the year ended December 31, 2002 (dollars in thousands, except per share amounts):

	Predecessor Company			Predecessor Company			Predecessor Company
	Three Month Ended			Three Months Ended			Three Months Ended
	March 31, 2002			June 30, 2002			September 30, 2002

	Previously			Previously			Previously
	Reported	Discontinued	Restated	Reported	Discontinued	Restated	Reported	Discontinued	Restated
	Amounts	Operations(3)	Amounts	Amounts	Operations(3)	Amounts	Amounts	Operations(3)	Amounts

Revenue	$72,404	$(6,449)	$65,955	$75,869	$(6,229)	$69,640	$79,340	$(7,320)	$72,020
Operating Income (loss) before restructuring and non-recurring charges(1)	(18,629)	424	(18,205)	(21,922)	100	(21,822)	(16,167)	(1,005)	(17,172)
Restructuring and non-recurring charges	—	—	—	(28,570)	1,176	(27,394)	—	—	—
Other income (expense)	(387)	109	(278)	(10,795)	(119)	(10,914)	1,997	121	2,118
Discontinued operations	2,012	(525)	1,487	(4,797)	(1,127)	(5,924)	(51,147)	846	(50,301)
Net loss(2)	(452,531)	—	(452,531)	(127,568)	—	(127,568)	(134,592)	—	(134,592)
Net loss per common share (basic and diluted)	$(2.95)	$—	$(2.95)	$(0.83)	$—	$(0.83)	$(0.87)	$—	$(0.87)
Adjusted EBITDA	$25,622	$62	$25,684	$(10,662)	$717	$(9,945)	$34,488	$(1,298)	$33,190

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Predecessor Company
	Three Months Ended
	December 31, 2002

	Previously
	Reported	Discontinued	Restated
	Amounts	Operations	Amounts

Revenue	$81,721	$(6,811)	$74,910
Operating Income (loss) before restructuring and non-recurring charges(1)	(11,619)	(185)	(11,804)
Restructuring and non-recurring charges	—	—	—
Other income (expense)	(1,744)	(2)	(1,746)
Discontinued operations	(5,320)	385	(4,935)
Net loss(2)	(60,293)	—	(60,293)
Net loss per common share (basic and diluted)	$(0.39)	$—	$(0.39)
Adjusted EBITDA	$32,652	$(622)	$32,030

(1)	Represents revenues less operating expenses excluding restructuring and non-recurring charges.

(2)	Includes a charge in the quarter ended March 31, 2002 of $376,753, or $2.45 per share, for the cumulative effect of a change in accounting for goodwill related to the adoption of SFAS 142.

(3)	On December 16, 2003, the Company decided to sell its broadcast services division. In accordance with SFAS 144, the financial results of this division for 2002 have been reclassified to discontinued operations to reflect the results of operations for broadcast services as discontinued operations as of December 31, 2002. See Note 1 for a more detailed discussion of the Company’s discontinued operations. The column titled “Discontinued Operations” reflects the amounts that have been reclassified.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Adjusted EBITDA was calculated as follows for the 2002 restated periods presented above:

			Predecessor
	Predecessor	Predecessor	Company	Predecessor
	Company	Company	Three	Company
	Three Months	Three Months	Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net income (loss)	$(452,531)	$(127,568)	$(134,592)	$(60,293)
Depreciation, amortization and accretion expense	44,167	50,185	48,244	45,580
Interest income	(84)	(293)	(148)	(330)
Interest expense	58,697	61,795	67,018	39,026
Reorganization expense	—	—	1,854	2,475
Income tax expense	169	12	513	637
Loss (income) from operations of discontinued division, net of income tax expense	(1,487)	5,924	4,674	3,578
Loss on disposal of discontinued division, net of income tax expense	—	—	45,627	1,357
Cumulative effect of change in accounting principle	376,753	—	—	—

Adjusted EBITDA	$25,684	$(9,945)	$33,190	$32,030

      As discussed in Note 11, on February 10, 2003, the Company sold its rights to 545 SBC towers to Cingular. In 2002, revenues and costs of operations, excluding depreciation, amortization and accretion expense, related to the 545 towers, were as follows:

			Predecessor
	Predecessor	Predecessor	Company	Predecessor
	Company	Company	Three	Company
	Three Months	Three Months	Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Revenues	$2,646	$2,707	$2,770	$4,928
Cost of operations, excluding depreciation, amortization and accretion expense	$1,496	$1,410	$1,433	$1,499

15.	Subsequent Events

      On February 9, 2004, Communications completed an amendment to its credit facility to replace the existing term loan with a new term loan that is substantially the same as the existing term loan, except that the interest rate was reduced from, at Communications’ option, Canadian Imperial Bank of Commerce’s base rate plus 1.75% per annum or the Eurodollar rate plus 3.00% per annum to Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. The amendment also provides that the interest rate margins will automatically be further reduced if Communications’ credit ratings improve.

      On February 11, 2004, the Company completed an underwritten secondary public offering of its common stock, whereby 10.35 million shares of common stock were sold by four of the Company’s existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $347.8 million from the offering. In connection with this offering, the Company

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

incurred costs of approximately $0.9 million which will be recorded in other expense in the quarter ended March 31, 2004.

      On February 17, 2004, the Company leased or subleased a total of 6 towers under the SBC agreement for which it paid approximately $1.7 million in cash.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpectraSite, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cary, State of North Carolina, on February 25, 2004.

SPECTRASITE, INC.

By:	/s/ STEPHEN H. CLARK

Stephen H. Clark
President, Chief Executive Officer and Director

      Power of Attorney. SpectraSite, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints Stephen H. Clark and David P. Tomick, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or either of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of SpectraSite, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN H. CLARK Stephen H. Clark	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2004

/s/ DAVID P. TOMICK David P. Tomick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2004

/s/ GABRIELA GONZALEZ Gabriela Gonzalez	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2004

/s/ PAUL M. ALBERT, JR. Paul M. Albert, Jr.	Director	February 25, 2004

Gary S. Howard	Director

/s/ ROBERT KATZ Robert Katz	Director and Lead Director	February 25, 2004

/s/ RICHARD MASSON Richard Masson	Director	February 25, 2004