Form 10-Q
period 2004-03-31
SPECTRASITE INC
filed 2004-04-21
CIK 1072048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 001-31769

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

Yes [X]            No [  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]            No [  ]

As of April 15, 2004, the registrant had only one outstanding class of common stock, of which there were 48,279,518 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited; Reorganized Company) and December 31, 2003 (Reorganized Company)	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 (Reorganized Company), the two months ended March 31, 2003 (Reorganized Company), and the one month ended January 31, 2003 (Predecessor Company)	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 (Reorganized Company), the two months ended March 31, 2003 (Reorganized Company) and the one month ended January 31, 2003 (Predecessor Company)	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4 — CONTROLS AND PROCEDURES	44
PART II — OTHER INFORMATION	44
ITEM 1 — LEGAL PROCEEDINGS	44
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS	44
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	44
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	44
ITEM 5 — OTHER INFORMATION	45
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	45
SIGNATURES	47
EXHIBITS

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At March 31, 2004 and December 31, 2003

	Reorganized	Reorganized
	Company	Company
	March 31, 2004	December 31, 2003
	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,329	$60,410
Accounts receivable, net of allowance of $6,918 and $7,849, respectively	9,067	7,880
Prepaid expenses and other	14,492	11,606
Assets held for sale	—	5,737

Total current assets	107,888	85,633
Property and equipment, net	1,191,115	1,207,626
Customer contracts, net	177,551	179,359
Other assets	38,718	39,990

Total assets	$1,515,272	$1,512,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,657	$11,482
Accrued and other expenses	81,010	83,825
Liabilities under SBC agreement	48,721	49,528
Liabilities held for sale	—	2,903

Total current liabilities	138,388	147,738

Long-term portion of credit facility	439,155	439,555
Senior notes	200,000	200,000
Other long-term liabilities	56,056	55,582

Total long-term liabilities	695,211	695,137

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 48,216,194 and 47,750,453 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	482	478
Additional paid-in-capital	693,747	688,941
Accumulated deficit	(12,556)	(19,686)

Total stockholders’ equity	681,673	669,733

Total liabilities and stockholders’ equity	$1,515,272	$1,512,608

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
	(in thousands, except per share amounts)
Revenues	$84,590	$51,108	$25,626
Operating expenses:
Costs of operations, excluding depreciation, amortization and accretion expenses	25,743	17,080	8,901
Selling, general and administrative expenses	12,042	8,231	4,003
Depreciation, amortization and accretion expenses	25,416	16,652	15,930

Total operating expenses	63,201	41,963	28,834

Operating income (loss)	21,389	9,145	(3,208)

Other income (expense):
Interest income	214	217	137
Interest expense	(9,616)	(9,261)	(4,721)
Gain on debt discharge	—	—	1,034,764
Other income (expense)	(1,584)	(1,229)	(493)

Total other income (expense)	(10,986)	(10,273)	1,029,687

Income (loss) from continuing operations before income taxes	10,403	(1,128)	1,026,479
Income tax expense	2,806	578	5

Income (loss) from continuing operations	7,597	(1,706)	1,026,474
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)
Professional and other fees	—	—	(23,894)

Total reorganization items	—	—	(668,582)

Income (loss) before discontinued operations	7,597	(1,706)	357,892
Discontinued operations:
Income (loss) from operations of discontinued broadcast services division, net of income tax expense	(124)	14	(686)
Loss on disposal of discontinued broadcast services division, net of income tax expense	(343)	—	—

Income (loss) before cumulative effect of change in accounting principle	7,130	(1,692)	357,206
Cumulative effect of change in accounting principle (Note 4)	—	—	(12,236)

Net income (loss)	$7,130	$(1,692)	$344,970

Basic earnings per share:
Income (loss) from continuing operations	$0.16	$(0.04)	$6.66
Reorganization items	—	—	(4.34)
Discontinued operations	(0.01)	—	—
Cumulative effect of change in accounting principle	—	—	(0.08)

Net income (loss)	$0.15	$(0.04)	$2.24

Diluted earnings per share:
Income (loss) from continuing operations	$0.15	$(0.04)	$6.66
Reorganization items	—	—	(4.34)
Discontinued operations	(0.01)	—	—
Cumulative effect of change in accounting principle	—	—	(0.08)

Net income (loss)	$0.14	$(0.04)	$2.24

Weighted average common shares outstanding (basic)	47,880	47,174	154,014

Weighted average common shares outstanding (diluted)	52,368	47,174	154,014

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31, 2004	March 31, 2003	January 31, 2003
		(in thousands)
Operating activities
Net income (loss)	$7,130	$(1,692)	$344,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,866	13,889	15,609
Cumulative effect of change in accounting principle	—	—	12,236
Amortization of intangible assets	3,855	2,509	252
Amortization of debt issuance costs	1,067	790	425
Amortization of asset retirement obligation	695	429	214
Write-off of debt issuance costs	7	1,614	—
(Gain) loss on disposal of assets	175	1,203	(84)
Write-off of customer contracts	567	—	—
Loss on disposal of discontinued operations	343	—	—
Deferred income taxes	2,469	—	—
Gain on debt discharge	—	—	(1,034,764)
Adjust accounts to fair value	—	—	644,688
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(687)	1,488	5,045
Costs and estimated earnings in excess of billings, net	—	(944)	(272)
Inventories	—	184	(2)
Prepaid expenses and other	(2,782)	(1,003)	(2,238)
Accounts payable	(2,822)	(6,170)	13,549
Other liabilities	(3,043)	(370)	6,264

Net cash provided by operating activities	27,840	11,927	5,892

Investing activities
Purchases of property and equipment	(6,309)	(2,255)	(2,737)
Acquisitions of towers	(1,671)	—	—
Disposal of discontinued operations, net of cash sold	(551)	—	—
Proceeds from the sale of assets	714	81,128	—

Net cash provided by (used in) investing activities	(7,817)	78,873	(2,737)

Financing activities
Proceeds from issuance of common stock	4,506	—	—
Repayments of debt and capital leases	(522)	(76,128)	(10,884)
Repayments of executive notes	304	—	—
Debt issuance costs	(392)	—	—

Net cash provided by (used in) financing activities	3,896	(76,128)	(10,884)

Net increase (decrease) in cash and cash equivalents	23,919	14,672	(7,729)
Cash and cash equivalents at beginning of period	60,410	73,232	80,961

Cash and cash equivalents at end of period	$84,329	$87,904	$73,232

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,202	$3,263	$4,265
Cash paid for income taxes	1,245	602	5
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for deposits	$—	$—	$408
Tower acquisitions applied against liability under SBC contract	639	—	—
Interest capitalized	155	—	—
Capital lease obligations incurred (terminated) related to property and equipment	(95)	68	—

See accompanying notes.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

     SpectraSite, Inc. (“SpectraSite”), formerly known as SpectraSite Holdings, Inc., and its wholly owned subsidiaries (collectively referred to as the “Company”) are engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing and licensing antenna sites on multi-tenant towers, the licensing of distributed antenna systems within buildings, and managing, leasing and licensing rooftop telecommunications access on commercial real estate in the United States.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in this Note under Assets Held for Sale and Discontinued Operations, on March 1, 2004, the Company sold its broadcast services division. The assets and liabilities of that division as of December 31, 2003 have been classified as held-for-sale in the accompanying balance sheets.

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

     See Note 2 for a presentation of the unaudited pro forma balance sheet illustrating the effect of the Company’s Plan of Reorganization and the effect of implementing certain fresh start accounting adjustments.

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

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to us is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $6.9 million and $7.8 million as of March 31, 2004 and December 31, 2003, respectively.

Available-for-Sale Securities

     Available-for-sale securities are classified as other assets in the condensed consolidated balance sheets and are stated at fair value, with any unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Unrealized holding gains (losses) related to these securities were $0.1 million and ($0.2 million) for the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. In 2003, the Company sold its available-for-sale securities. As of March 31, 2004 and December 31, 2003, the Company held no available-for-sale securities.

Property and Equipment

     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Approximately $0.2 million of interest was capitalized into the cost of property and equipment during the three months ended March 31, 2004. No interest was capitalized into the cost of property and equipment during the two months ended March 31, 2003 or the one month ended January 31, 2003. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

Goodwill

     The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). On an ongoing basis, the Company assesses the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. The Company estimates future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written off in the period in which such determination is made.

     In connection with the Company’s adoption of fresh start accounting on January 31, 2003, impairment tests of goodwill were performed. As a result, $60.6 million of goodwill related to our wireless tower unit was written off. This charge is included in Reorganization items in the unaudited condensed consolidated financial statements. The Company has no recorded goodwill as of March 31, 2004 and December 31, 2003.

Customer Contracts

     The Company assesses the value of customer contracts relating to existing leases or licenses on assets acquired and records such customer contracts at fair value at the date of acquisition. Upon completion of the Company’s reorganization and the implementation of fresh start accounting, the Company recorded intangible assets relating to the fair value of customer contracts in the amount of $190.9 million as of January 31, 2003. These contracts are amortized over the lesser of the remaining life of the lease contract or the remaining life of the related tower asset, not to exceed 15 years for wireless towers and 30 years for broadcast towers. The following table summarizes activity with respect to customer contracts during the three months ended March 31, 2004:

	Balance			Balance
	January 1,			March 31,
	2004	Additions	Writeoffs	2004
	(in thousands)
Customer contracts	$190,929	$2,002	$(621)	$192,310
Accumulated amortization	(11,570)	(3,238)	49	(14,759)

Customer contracts, net	$179,359	$(1,236)	$(572)	$177,551

     The Company expects amortization expense related to customer contracts to be approximately $12.7 million for each of the five years from 2004 to 2008.

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

     In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the three months ended March 31, 2004 and the two months ended March 31, 2003, the Company recognized a loss on the change in the fair value of this instrument of $0.1 million and $0.2 million, respectively. As of March 31, 2004 and December 31, 2003, the carrying amounts (fair value) of this instrument were $0.1 million and $0.2 million, respectively, and are included in Other assets in the unaudited condensed consolidated balance sheets.

Liabilities under SBC Agreement

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 5. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability is reduced by a portion of the purchase price of each tower. In addition, the liability is reduced by the amount of costs incurred to place the acquired towers in service. In the three months ended March 31, 2004, $0.6 million of the purchase price of 6 towers acquired and $0.2 million of acquisition costs were applied against the liability. As of March 31, 2004 and December 31, 2003, the remaining liability was $48.7 million and $49.5 million, respectively.

Asset Retirement Obligations

     The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower upon expiration. Application of the new rules resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. This obligation is included in other long term liabilities in the condensed consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability
	as of		Revisions in	Liability as
	January 1,	Accretion	Estimated	of March 31,
	2004	Expense	Cash Flows	2004
		(in thousands)
Asset retirement obligation	$38,019	$695	$(4)	$38,710

Assets Held for Sale and Discontinued Operations

     On December 16, 2003, the Company decided to sell its broadcast services division and on March 1, 2004, the division was sold. Broadcast services revenues for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003 were $1.8 million, $3.5 million and $1.2 million, respectively. In conjunction with the sale, the Company recorded a provision for the loss on disposal of the broadcast services division of $17.0 million in 2003. In the three months ended March 31, 2004, the Company recorded an additional loss on disposal of the broadcast services division of $0.3 million. The results of the broadcast services division’s operations have been reported separately as discontinued operations in the unaudited condensed consolidated statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

     Assets and liabilities held for sale consist of the following (in thousands):

Reorganized
Company
December 31,
2003
Accounts receivable, net	$1,455
Costs and estimated earnings in excess of billings	242
Inventories	2,008
Prepaid expenses and other	243
Property and equipment, net	1,782
Other assets	7

Assets held for sale	$5,737

Accounts payable	$542
Accrued and other expenses	945

Reorganized
Company
December 31,
2003
Billings in excess of costs and estimated earnings	1,362
Other long-term liabilities	54

Liabilities held for sale	$2,903

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

     One wireless customer and its affiliates accounted for $24.0 million, $15.6 million and $7.4 million, or 28%, 31% and 29% of revenues for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. This customer was a significant stockholder of the Predecessor Company’s common stock. In addition, another customer, which is an affiliate of a former significant stockholder of the Predecessor Company’s common stock, accounted for $18.2 million, $10.1 million and $5.9 million, or 21%, 20% and 23% of revenues for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. This customer also accounted for $1.5 million and $2.0 million or 10% and 13% of accounts receivable at March 31, 2004 and December 31, 2003, respectively.

Restructuring and Non-recurring Charges

     In November 2001, the Company announced that it would reduce its planned new tower acquisition and construction programs for 2002. As a result of the reduced new tower activity, the Company recorded restructuring charges of $68.6 million. Of this amount, $26.0 million was related to the write-off of work in progress related to sites in development that the Company terminated, $4.8 million was related to the costs of closing certain offices and $2.8 million was related to the costs of severance for 201 employees. The Company also completed an amendment to modify its agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 communications towers from affiliates of SBC Communications. This amendment provided for the number of towers to be subleased to be reduced by 300 and for the sublease date on at least 850 towers to be postponed to 2003 and 2004. In exchange for these modifications, the Company paid a contract amendment fee of $35.0 million that has been included in the restructuring charge in 2001.

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

	Reorganized Company
		Cash
		Payments for
	Liability as	the Three Months	Liability as
	of	Ended	of
	December 31, 2003	March 31, 2004	March 31, 2004
		(in thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development Employee severance	$1,118	$(454)	$664
Lease termination and office closing	599	(174)	425

	Reorganized Company
		Cash
		Payments for
	Liability as	the Three Months	Liability as
	of	Ended	of
	December 31, 2003	March 31, 2004	March 31, 2004
		(in thousands)
	1,717	(628)	1,089
Cingular BTS termination
Employee severance	7	(7)	—
Lease termination and office closing	438	(149)	289

	445	(156)	289

Total	$2,162	$(784)	$1,378

Income Taxes

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

     As part of the process of preparing our unaudited condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a 100% valuation allowance as of March 31, 2004 and December 31, 2003 due to uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire.

     As discussed in Note 2, in accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carryforwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the three months ended March 31, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $2.8 million.

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

     Basic and diluted earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”). During the one month ended January 31, 2003, the Company had potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. Upon completion of the Company’s reorganization, the convertible notes were exchanged for shares of common stock, par value $0.01 per share and all outstanding warrants and stock options were cancelled. These potential common stock equivalents were not included in diluted earnings (loss) per share for the one month ended January 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net income (loss) per share are the same for the one month ended January 31, 2003.

     As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 2.5 million shares of common stock, par value $0.01 per share at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in common stock to employees and directors. Approximately 5.4 million options to purchase common stock were granted under this plan in March 2003. During the three months ended March 31, 2004 and the two months ended March 31, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the two months ended March 31, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the two months ended March 31, 2003. For the three months ended March 31, 2004, there were approximately 5.1 million options to purchase common stock and warrants exercisable into 2.5 million shares of common stock outstanding which were included in the calculation of diluted earnings per share. No options or warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 as all such options and warrants were dilutive. The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
		(in thousands)
Weighted average common shares outstanding (basic)	47,880	47,174	154,014
Effect of dilutive options	3,088	—	—
Effect of dilutive warrants	1,400	—	—

Weighted average common shares outstanding (diluted)	52,368	47,174	154,014

Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities as follows (in thousands):

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31, 2004	March 31, 2003	January 31, 2003
Reported net income (loss)	$7,130	$(1,692)	$344,970
Foreign currency translation Adjustment	—	(5)	(123)
Unrealized holding gains (losses) arising during the period	—	133	(200)

Comprehensive income (loss)	$7,130	$(1,564)	$344,647

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

     During 1997, the Company adopted a stock option plan that provided for the purchase of Old Common Stock by key employees, directors, advisors and consultants of the Company. In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the one month ended January 31, 2003 would have been as follows (in thousands):

Predecessor
Company
One Month
Ended
January 31, 2003
Reported net income (loss)	$344,970
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(694)

Adjusted net income (loss)	$344,276

Basic and diluted income (loss) per share:
Reported net income (loss)	$2.24
Stock-based employee compensation cost that would have been included in net loss under the fair value method	—

Adjusted net income (loss)	$2.24

     Also, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in common stock to employees and directors. Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the three months ended March 31, 2004 and the two months ended March 31, 2003 would have been as follows (in thousands):

	Reorganized	Reorganized
	Company	Company
	Three Months	Two Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Reported net income (loss)	$7,130	$(1,692)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(2,173)	(343)

Adjusted net income (loss)	$4,957	$(2,035)

Basic income (loss) per share:
Reported net income (loss)	$0.15	$(0.04)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.05)	—

Adjusted net income (loss)	$0.10	$(0.04)

Diluted income (loss) per share:
Reported net income (loss)	$0.14	$(0.04)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.05)	—

Adjusted net income (loss)	$0.09	$(0.04)

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

Reclassifications

     Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

Unaudited Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments and fresh start accounting adjustments for the Predecessor Company for the one month ended January 31, 2003, and normal recurring adjustments for the Reorganized Company for the three months ended March 31, 2004 and for the two months ended March 31, 2003), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January 31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

     Prior to the Company’s Reorganization, as of January 31, 2003 the affected liabilities were presented as “Liabilities Subject to Compromise” in the Predecessor Company’s consolidated financial statements. These liabilities were settled in accordance with the Plan of Reorganization. The liabilities subject to compromise as of January 31, 2003 were as follows (in thousands):

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

     The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company’s Unaudited Condensed Consolidated Balance Sheet as of January 31, 2003:

	Predecessor			Reorganized
	Company	Reorganization		Company
	January 31,	and Fresh Start		January 31,
	2003	Adjustments	Ref.	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	6,564	—		6,564
Prepaid expenses and other	16,904	(531)	(2)	16,373
Assets held for sale	24,518	(3,050)	(3)	21,468

Total current assets	121,428	(3,791)		117,637
Property and equipment, net	2,293,522	(954,160)	(3)	1,339,362
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	101,999	122,181	(2), (4)	224,180

Total assets	$2,577,575	$(896,396)		$1,681,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,508	$16,184	(1)	$25,692
Accrued and other expenses	62,702	7,796	(1)	70,498
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Current portion of credit facility	2,244	—		2,244
Liabilities held for sale	3,804	—		3,804

Total current liabilities	78,258	54,231		132,489

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	51,998	—		51,998

Total long-term liabilities	832,709	30,251		862,960

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 47,174,170 issued and outstanding at January 31, 2003 (Reorganized Company)	154	318	(4)	472
Additional paid-in-capital and warrants	1,624,939	(939,681)	(4)	685,258
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock, warrants and options; and the issuance of the common stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3. Property and Equipment

     Property and equipment consist of the following:

	Reorganized	Reorganized
	Company	Company
	March 31, 2004	December 31, 2003
	(in thousands)
Towers	$1,205,052	$1,202,706
Equipment	22,704	18,898
Land	14,691	16,318
Buildings	25,783	27,281
Other	8,595	8,901

	1,276,825	1,274,104
Less accumulated depreciation	(97,394)	(77,580)

	1,179,431	1,196,524
Construction in progress	11,684	11,102

Property and equipment, net	$1,191,115	$1,207,626

4. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. The Company has reviewed its investments and other arrangements and determined that none of its investee companies are VIEs. The Company has not invested in any new VIEs created after January 31, 2003.

5. Acquisition and Disposition Activities

SBC Transaction

     On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the lease or sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of the Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of Old Common Stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of Old Common Stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to add customers to the towers. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor customer on all of the towers and pays a minimum monthly fee per tower of $1,621, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.

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

     The Company will have the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $220.2 million as of March 31, 2004 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which shall be subject to an annual increase based on changes in the consumer price index.

     On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. In addition, pursuant to the amendment, the Company receives all new revenue on the towers remaining to be leased or subleased after February 25, 2002. As consideration for entering into the amendment, the Company paid SBC a fee of $35.0 million that was expensed. On November 14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, the Company sold its rights to 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the Unaudited Condensed Consolidated Financial Statements. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expenses, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the two months ended March 31, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expenses, related to the 545 towers, were $0.4 million and $0.2 million, respectively.

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

     From the initial closing on December 14, 2000 through a closing on February 16, 2004, the Company leased or subleased a total of 2,827 towers under the terms of the amended agreement. In addition, during the quarter ended March 31, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, down to 474. The parties agreed to complete the lease or sublease of the remaining 474 towers during the second and third quarters of 2004. The total consideration paid for the rights to the 474 towers is expected to be approximately $123 million.

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the three months ended March 31, 2004, the Company leased or subleased 6 towers, for which it paid $1.7 million in cash. Of this amount, $0.6 million was charged against the liability, $1.0 million was capitalized as property and equipment and $0.1 million was recorded as customer contracts. The Company did not lease or sublease any towers in the two months ended March 31, 2003 or the one month ended January 31, 2003.

6. Financing Transactions

Credit Facility

     SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility (the “credit facility”) totaling $639.2 million. The credit facility includes a $200.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a $187.4 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007 and a $251.8 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

     On March 1, 2004, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan. In connection with these repayments, Communications wrote off approximately $7,000 in debt issuance costs.

     With the proceeds of the sale of towers to Cingular discussed in Note 5, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on February 19, 2003. In connection with these repayments, Communications wrote off $1.6 million in debt issuance costs. These charges are included in interest expense in the unaudited condensed consolidated statement of operations.

     As of March 31, 2004, Communications has $439.2 million outstanding under the credit facility. The remaining $200.0 million under the credit facility was undrawn, with the exception of an outstanding balance of $7.9 million consisting of standby letters of credit. Under the terms of the credit facility, the Company could borrow approximately $192.1 million under the revolving credit facility as of March 31, 2004.

     At March 31, 2004, amounts due under the credit facility are as follows:

Maturities
(in thousands)
2004	$—
2005	—
2006	80,854
2007	358,301
2008	—

Total	$439,155

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2004 was 3.51%.

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

7. Business Segments

     The Company operates in two business segments: wireless and broadcast. Our operations are segmented and managed along our product and service lines. The wireless segment provides for leasing and licensing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing, subleasing and licensing of antenna sites for broadcast communication services. Prior to its decision to sell its broadcast services division, the Company also offered a broad range of broadcast development services, including broadcast tower design and construction and antenna installation. These services were included in the broadcast segment. Prior period financial information has been restated to present the operations of our broadcast services division as a discontinued operation.

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

	Wireless	Broadcast	Other	Total
	(in thousands)
Three months ended March 31, 2004 (Reorganized Company)
Revenues	$78,940	$5,650	$—	$84,590
Adjusted EBITDA	47,536	4,845	(7,160)	45,221
Assets	1,323,113	90,794	101,365	1,515,272
Additions to property and equipment	5,033	1,182	1,031	7,246
Two months ended March 31, 2003 (Reorganized Company)
Revenues	$47,434	$3,674	$—	$51,108
Adjusted EBITDA	25,688	2,984	(4,104)	24,568
Assets	1,378,310	88,090	131,087	1,597,487
Additions to property and equipment	1,245	361	717	2,323
One month ended January 31, 2003 (Predecessor Company)
Revenues	$23,855	$1,771	$—	$25,626
Adjusted EBITDA	12,586	1,420	(1,777)	12,229
Assets	1,407,710	155,795	117,674	1,681,179
Additions to property and equipment	257	861	1,619	2,737

     The following table shows a breakdown of the significant components included in the “other” column in the segment disclosure above (in thousands):

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(7,160)	$(4,104)	$(1,777)

Total Adjusted EBITDA	$(7,160)	$(4,104)	$(1,777)

Assets:
Cash and cash equivalents	$84,329	$87,904	$73,232
Debt issuance costs	17,036	20,627	22,974
Assets held for sale	—	22,556	21,468

Total assets	$101,365	$131,087	$117,674

Additions to property and equipment:
Corporate additions to property and equipment	$1,031	$443	$1,610
Additions to property and equipment related to assets held for sale	—	274	9

Total additions to property and equipment	$1,031	$717	$1,619

     A reconciliation of income (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
Income (loss) from continuing operations before income taxes	$10,403	$(1,128)	$1,026,479
Add: Depreciation, amortization and accretion expenses	25,416	16,652	15,930
Less: Interest income	(214)	(217)	(137)
Add: Interest expense	9,616	9,261	4,721
Less: Gain on debt discharge	—	—	(1,034,764)

Adjusted EBITDA	$45,221	$24,568	$12,229

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with “Risk Factors” and our unaudited condensed consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Executive Overview

     We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,582 towers and in-building systems as of March 31, 2004, located primarily in the top 100 basic trading area markets in the United States.

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

     Our business consists of our wireless and broadcast segments. For the three months ended March 31, 2004, all of our revenues came from our leasing and licensing operations within these segments. Factors affecting the growth in our wireless revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.

     The material opportunities, challenges and risks of our business have changed significantly over the past two years. We have reshaped our business operations and reduced our debt levels in order to minimize the impact of short-term variabilities in market demand. Specifically, we discontinued a major program of building new towers in mid-2002, we completed the sale of our network services division in late 2002, we restructured our balance sheet through a bankruptcy process completed in early 2003 and we sold the operations of our broadcast services division in March 2004. Today, all of our revenues come from site leasing and licensing operations. Our growth opportunities are primarily linked to organic revenue growth on our existing portfolio of assets. We also see potential opportunities on a more limited basis with the development of new in-building neutral host assets.

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

Discontinued Operations

     We anticipate that, in the foreseeable future, the delay and uncertainty regarding the requirements of digital television multicasting will continue to restrict the amount of capital that broadcasters will invest in tower modification and construction. As a result of the trend of declining sales and profitability in our broadcast services division, we evaluated our alternatives to maximize stockholder value. On December 16, 2003, we decided to discontinue the operations of this division. In connection with this decision, we recorded a loss on disposal of the division of $17.0 million in the fourth quarter of 2003. The related assets and liabilities were reclassified as held for sale and recorded at estimated fair market value. On March 1, 2004, we closed the sale of this division and recorded an additional loss on the sale of $0.3 million. Revenues for broadcast services were $38.1 million and $26.8 million for the years ended December 31, 2001 and 2002, respectively. Broadcast services revenues were $1.2 million and $13.1 million for the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively.

     The results of operations for the broadcast services division has been reported separately as discontinued operations in the balance sheets and statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

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

     On November 15, 2002, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division. On November 18, 2002, we filed a Proposed Plan of Reorganization with the Bankruptcy Court. A plan confirmation hearing was held on January 28, 2003, and the Proposed Plan of Reorganization, as modified on that date (the “Plan of Reorganization”), was confirmed by the Bankruptcy Court. All conditions precedent to the effectiveness of the Plan of Reorganization were met by February 10, 2003, thereby allowing us to emerge from bankruptcy. Our emergence from bankruptcy and adoption of fresh start accounting resulted in the extinguishment of approximately $1.76 billion of indebtedness and significantly reduced our interest expense and our depreciation, amortization, and accretion expenses. In addition to our reorganization, we have taken a number of other measures to minimize the potential net losses in the future, including the sale of non-performing assets and the reduction of overhead and capital expenditures.

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

     On March 29, 2004, we completed the final distribution of the shares of our common stock reserved for Allowed Claims under the Plan of Reorganization. In connection with the final distribution we distributed an aggregate of 135,866 shares of common stock to certain claim holders.

Tower Acquisitions and Dispositions

     Our portfolio has grown from 106 towers as of December 31, 1998, to 7,582 towers and in-building systems as of March 31, 2004. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.

     Our original agreement with SBC called for us to acquire leasehold and subleasehold interests in approximately 3,900 towers over approximately two years and to commit to build towers for Cingular, an affiliate of SBC. Subsequent amendments to these agreements have resulted in a reduction in the number of towers to be leased or subleased to a maximum of 3,301 towers and in the termination of the build-to-suit arrangement. See Note 5 to our unaudited condensed consolidated financial statements, “Acquisition and Disposition Activities — SBC Transaction.” We reduced our acquisition program and terminated our build-to-suit program in order to limit our required capital expenditures and to achieve additional financial flexibility. In November 2001, we paid a fee of $35 million in connection with the first of these amendments. On February 10, 2003, we sold our interest in 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the last of the reductions in the maximum number of towers that we will lease or sublease. In connection with these transactions, we received a net cash payment of $73.5 million, which we used to repay a portion of the indebtedness outstanding under our credit facility, significantly reduced our capital expenditure commitments, extended the timeline to meet our remaining commitments and maintained a mutually profitable commercial relationship with a significant customer. The 545 towers sold represented approximately 7% of our owned and operated tower portfolio at December 31, 2002 and generally were characterized by lower revenues per tower than other towers in our portfolio. We do not expect the sale of our interest in the 545 towers to materially impact our future operating performance.

     For the one month ended January 31, 2003, these 545 towers represented $1.2 million of a total of $25.6 million of revenues and $0.5 million of a total of $8.9 million of costs of operations, excluding depreciation, amortization and accretion expenses. For the two months ended March 31, 2003, these towers represented $0.4 million of a total of $51.1 million of revenues and $0.2 million of a total of $17.1 million in costs of operations, excluding depreciation, amortization and accretion expenses.

     The following table presents a comparison of the revenues and costs of operations (excluding depreciation, amortization and accretion expenses) for the 545 SBC towers for the periods shown.

	Reorganized	Predecessor
	Company	Company
	Two Months	One Month
	Ended	Ended
	March 31,	January 31,
	2003	2003
Revenues attributed to 545 SBC Towers	$368	$1,202
Total Revenues	51,108	25,626
Percent of Total Revenues	0.7%	4.7%
Costs of Operations (excluding depreciation, amortization and accretion expenses)	$195	$465
Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	17,080	8,901
Percent of Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	1.1%	5.2%

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

Results of Operations

Three Months Ended March 31, 2004, Two Months Ended March 31, 2003 and the One Month Ended January 31, 2003

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

     The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company	Reorganized Company	Predecessor Company
	Three Months Ended	Two Months Ended	One Month Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
		(in thousands)
Revenues:
Wireless	$78,940	$47,434	$23,855
Broadcast	5,650	3,674	1,771

Total revenues	84,590	51,108	25,626

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	25,167	16,724	8,657
Broadcast	576	356	244

Total cost of operations, excluding depreciation, amortization and accretion expenses	25,743	17,080	8,901

Selling, general and administrative expenses:
Wireless	5,766	3,793	2,119
Broadcast	229	334	107
Other	6,047	4,104	1,777

Total selling, general and administrative expenses	12,042	8,231	4,003

Depreciation, amortization and accretion expenses:
Wireless	24,463	15,845	15,516
Broadcast	953	807	414

Total depreciation, amortization and accretion expenses	25,416	16,652	15,930

Total operating expenses	$63,201	$41,963	$28,834

Operating income (loss)	$21,389	$9,145	$(3,208)

Other income (expense):
Interest income	$214	$217	$137
Interest expense	(9,616)	(9,261)	(4,721)
Gain on debt discharge	—	—	1,034,764
Other income (expense)	(1,584)	(1,229)	(493)

Total other income (expense)	$(10,986)	$(10,273)	$1,029,687

Income (loss) from continuing operations before income taxes	$10,403	$(1,128)	$1,026,479
Income tax expense	2,806	578	5

	Reorganized Company	Reorganized Company	Predecessor Company
	Three Months Ended	Two Months Ended	One Month Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
		(in thousands)
Income (loss) from continuing operations	7,597	(1,706)	1,026,474
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)
Professional and other fees	—	—	(23,894)

Total reorganization items	$—	$—	$(668,582)

Income (loss) before discontinued operations	$7,597	$(1,706)	$357,892
Discontinued operations (net of income taxes):
Income (loss) from operations of discontinued broadcast services division, net of income tax expense	(124)	14	(686)
Loss on disposal of discontinued broadcast services division, net of income tax expense	(343)	—	—

Income (loss) before cumulative effect of change in accounting principle	$7,130	$(1,692)	$357,206
Cumulative effect of change in accounting principle	—	—	(12,236)

Net income (loss)	$7,130	$(1,692)	$344,970

Adjusted EBITDA:
Wireless	47,536	25,688	12,586
Broadcast	4,845	2,984	1,420
Other:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	(7,160)	(4,104)	(1,777)

Total Adjusted EBITDA	$45,221	$24,568	$12,229

     Revenues. Revenues in 2004 were primarily affected by incremental revenue in 2004 from new customers on sites that were part of our portfolio on March 31, 2003, revenues derived from sites acquired or built subsequent to March 31, 2003 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Fee revenues were $1.7 million, $0.8 million and $0.2 million for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. Based on trailing twelve-months revenue on the towers that we owned or operated as of March 31, 2003 and March 31, 2004, same tower revenue growth was 10%. We owned or operated 7,582 towers and in-building systems at March 31, 2004, as compared to 7,488 towers and in-building systems at March 31, 2003.

     For the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, one wireless customer, which was a significant stockholder prior to our reorganization, and its affiliates accounted for $24.0 million, $15.6 million and $7.4 million or 28%, 31% and 29% of our revenues, respectively. In addition, another wireless customer, which was an affiliate of a significant stockholder prior to our reorganization, accounted for $18.2 million, $10.1 million and $5.9 million or 21%, 20% and 23% of our revenues in the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. Both of these customers remain significant customers, but neither they nor their affiliates are significant stockholders following our reorganization and thus are no longer considered to be our related parties.

     Accounts receivable, net of allowance, increased by $1.2 million from December 31, 2003 to March 31, 2004. The increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance decreased in 2004 due to write-offs of accounts receivable, offset by recoveries of amounts previously reserved. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.

     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 30% for the three months ended March 31, 2004, 33% for the two months ended March 31, 2003 and 35% for the one month ended January 31, 2003. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 32% for the three months ended March 31, 2004, 35% for the two months ended March 31, 2003 and 36% for the one month ended January 31, 2003. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 10% for the three months ended March 31, 2004, 10% for the two months ended March 31, 2003 and 14% for the one month ended January 31, 2003. Costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of revenues for the wireless and broadcast segments in 2004 were primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 14% of total revenues for the three months ended March 31, 2004. Selling, general and administrative expenses were 16% of total revenues for both the two months ended March 31, 2003 and the one month ended January 31, 2003. Selling, general and administrative expenses for 2004 as a percentage of revenues decreased from 2003 levels due primarily to increased revenues from new customers on existing towers.

     Selling, general and administrative expenses for our wireless segment were 7%, 8% and 9% of wireless revenues for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 4%, 9% and 6% for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively.

     Selling, general and administrative expenses not specific to the above business segments were 7% of total revenues for the three months ended March 31, 2004, 8% of total revenues for the two months ended March 31, 2003 and 7% for the one month ended January 31, 2003.

     Other Income (Expense). Other income (expense), net was an expense of $1.6 million in the three months ended March 31, 2004. The three months ended March 31, 2004 included net other expense of $0.5 million in the wireless segment, consisting primarily of $0.6 million of write-offs of customer contracts relating to communications towers that were sold. Other expense not specific to any business segment was $1.1 million, consisting primarily of $0.9 million of expenses related to the public offering of shares of our common stock and $0.1 million related to the writedown of our interest rate cap to fair value.

     Other income (expense), net was an expense of $1.2 million and $0.5 million in the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively. Other expense for the two months ended March 31, 2003 related to the wireless segment and consisted primarily of losses on sales of assets. For the one month ended January 31, 2003, the $0.5 million of other expense related to the wireless segment and consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.

     Adjusted EBITDA. As a result of the factors discussed above, Adjusted EBITDA was $45.2 million, $24.6 million and $12.2 million for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively.

     Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses for 2004 remained relatively consistent with 2003 levels.

     Interest Income. Interest income for 2004 was affected by higher cash balances on hand offset by lower interest rates.

     Interest Expense. Interest expense in 2004 was affected by the extinguishment of indebtedness pursuant to our Plan of Reorganization and a reduction of amounts outstanding under our credit facility. Interest expense for the three months ended March 31, 2004 consisted of $4.6 million of interest on our credit facility, $4.1 million of interest on our Senior Notes and amortization of debt issuance costs of $1.1 million, less $0.2 million of capitalized interest. Interest expense for the two months ended March 31, 2003 consisted of $6.9 million of interest on our credit facility, amortization of debt issuance costs of $0.8 million and write-off of debt issuance costs of $1.6 million. Interest expense for the one month ended January 31, 2003 consisted of $4.3 million of interest on our credit facility and amortization of debt issuance costs of $0.4 million.

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

     Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. This division was sold on March 1, 2004. Income (losses) from operations of this division were ($0.1) million, $14,000 and ($0.7) million for the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively.

     Net Income (Loss). As a result of the factors discussed above, net income for the three months ended March 31, 2004 was $7.1 million, net loss for the two months ended March 31, 2003 was $1.7 million and net income for the one month ended January 31, 2003 was $345.0 million.

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

Cash Flows

     Cash provided by operating activities was $27.8 million for the three months ended March 31, 2004. Cash provided by operating activities was $11.9 million for the two months ended March 31, 2003 and $5.9 million for the one month ended January 31, 2003. The increase in cash provided by operating activities in 2004 is primarily attributable to increased operating income.

     Cash used in investing activities was $7.8 million for the three months ended March 31, 2004. Cash provided by investing activities was $78.9 million for the two months ended March 31, 2003 and cash used in investing activities was $2.7 million for the one month ended January 31, 2003. Investing activities for the three months ended March 31, 2004 consisted primarily of $6.3 million of purchases of property and equipment and $1.7 million in acquisitions of towers. Investing activities for the two months ended March 31, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million. In addition, we invested $2.3 million and $2.7 million in purchases of property and equipment and acquisitions, primarily related to the acquisition and construction of communications towers, in the two months ended March 31, 2003 and the one month ended January 31, 2003.

     Cash provided by financing activities was $3.9 million in the three months ended March 31, 2004. Cash used in financing activities was $76.1 million in the two months ended March 31, 2003 and $10.9 million in the one month ended January 31, 2003. Cash provided by financing activities for the three months ended March 31, 2004 consisted primarily of $4.5 million in proceeds from the issuance of common stock related to the exercise of stock options, offset by $0.4 million of payments on our credit facility and payments on capital leases of $0.1 million. Cash used in financing activities for the two months ended March 31, 2003 consisted of repayments on our credit facility of $76.0 million and payments on capital leases of $0.1 million. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters.

Financing Transactions

     On February 11, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $347.8 million from the offering. In connection with this offering, we incurred costs of approximately $0.9 million in the three months ended March 31, 2004.

Credit Facility

     Our principal operating subsidiary, Communications, is party to an amended and restated credit facility with lending commitments totaling approximately $639.2 million. The credit facility includes a revolving credit facility with a borrowing limit of $200.0 million, subject to compliance with covenants and the satisfaction of certain conditions precedent. As of March 31, 2004, Communications could borrow up to approximately $192.1 million of the $200.0 million under the revolving credit facility. The maximum amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a multiple-draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007, and a term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007. As of March 31, 2004, $187.4 million was outstanding under the multiple draw term loan and $251.8 million was outstanding under the term loan.

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

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2004 was 3.51%.

     In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of March 31, 2004, the carrying amount and fair value of this instrument was $0.1 million and is included in Other Assets in the consolidated financial statements.

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

     On March 1, 2004, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan. In connection with these repayments, Communications wrote off approximately $7,000 in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

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

     The following table summarizes activity with respect to our credit facility from January 1, 2004 through March 31, 2004:

	Amount Owed
				Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
		(In thousands)
Balance, January 1, 2004	$187,581	$251,974	$439,555	$200,000
Other repayments	(171)	(229)	(400)	—

Balance, March 31, 2004	$187,410	$251,745	$439,155	$200,000

Liquidity and Commitments

     We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The credit facility has remained in place during, and since, the reorganization.

     We had cash and cash equivalents of $84.3 million at March 31, 2004 and $60.4 million at December 31, 2003. We also had $439.2 million outstanding under our credit facility at March 31, 2004 and $439.6 million outstanding at December 31, 2003. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $192.1 million under the revolving credit facility as of March 31, 2004. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 3.51% as of March 31, 2004 and 3.95% as of December 31, 2003. Giving effect to the amendment discussed above, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 would have been 3.51%.

     We are contractually obligated to acquire leasehold and sub-leasehold interests in up to an additional 474 towers from SBC through August 2004. These commitments will require a maximum of $123.2 million in the remainder of 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations, available cash on hand and availability under our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next three years. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity.

     The following table provides a summary of our material debt, lease and other contractual commitments as of March 31, 2004:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Credit Facility	$439,155	$—	$134,132	$305,023	$—
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	887	476	411	—	—
Operating Leases Payments	314,999	62,850	92,229	48,977	110,943
Asset Retirement Obligations	38,710	537	766	1,643	35,764
SBC Tower Purchase Commitment(1)	123,240	123,240	—	—	—

Total Contractual Cash Obligations	$1,116,991	$187,103	$227,538	$355,643	$346,707

(1)	Based on the estimated average purchase price of towers to be acquired from SBC.

     In addition, we had standby letters of credit of $7.9 million and performance bonds of $5.5 million outstanding at March 31, 2004, most of which expire within one year.

Non-GAAP Financial Measures

     Adjusted EBITDA. Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expenses (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. For the periods prior to January 31, 2003, Adjusted EBITDA also excludes gain on debt discharge, reorganization items, and write-offs of investments in and loans to affiliates. We use a different definition of Adjusted EBITDA for the fiscal periods prior to our reorganization to enable investors to view our operating performance on a consistent basis before the impact of the items discussed above on the Predecessor Company. Each of these historical items was incurred prior to, or in connection with, our bankruptcy and is excluded from Adjusted EBITDA to reflect, as accurately as possible, the results of our core operations. Management does not expect any of these items to have a material financial impact on our operations on a going-forward basis because none of these pre-reorganization items is expected to occur in the foreseeable future.

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

     Adjusted EBITDA was calculated as follows for the periods presented:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
	(in thousands)
Net income (loss)	$7,130	$(1,692)	$344,970
Depreciation, amortization and accretion expenses	25,416	16,652	15,930
Interest income	(214)	(217)	(137)
Interest expense	9,616	9,261	4,721
Gain on debt discharge	—	—	(1,034,764)
Income tax expense	2,806	578	5
Reorganization items:
Adjust accounts to fair value	—	—	644,688
Professional and other fees	—	—	23,894
Loss (income) from operations of discontinued segment, net of income tax expense	124	(14)	686

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
	(in thousands)
Loss on disposal of discontinued segment	343	—	—
Cumulative effect of change in accounting principle	—	—	12,236

Adjusted EBITDA	$45,221	$24,568	$12,229

     Free Cash Flow. Free cash flow (deficit), as we have defined it, is calculated as cash provided by operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures, such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with GAAP. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow (deficit) was calculated as follows for the periods presented:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
	(in thousands)
Net cash provided by operating activities	$27,840	$11,927	$5,892
Less: Purchases of property and equipment	(6,309)	(2,255)	(2,737)

Free cash flow (deficit)	$21,531	$9,672	$3,155

     Cash flow provided by (used in) investing activities and cash flows provided by (used in) financing activities for the periods presented are as follows:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2004	2003	2003
	(in thousands)
Net cash provided by (used in) investing activities	$(7,817)	$78,873	$(2,737)

Net cash provided by (used in) financing activities	$3,896	$(76,128)	$(10,884)

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

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a 100% valuation allowance as of March 31, 2004, due to uncertainties related to utilization of deferred tax assets, primarily relating to net operating loss carryforwards, before they expire. In accordance with SOP 90-7, reductions in the valuation allowance that relate to deferred tax assets generated before emergence from bankruptcy will reduce intangible assets to zero and then increase additional paid-in capital.

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

Risks Relating to Our Business

We emerged from a chapter 11 bankruptcy reorganization in February 2003, have a history of losses and may not maintain profitability.

     Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $19.7 million for the eleven months ended December 31, 2003 and earned net income of $7.1 million in the three months ended March 31, 2004. If we cannot achieve and maintain profitability, the value of your investment in our company may decline.

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

     A significant portion of our revenue is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 29% and 23%, respectively, of our revenues for the one month ended January 31, 2003, 30% and 20%, respectively, of our revenues for the eleven months ended December 31, 2003 and 28% and 21% of our revenues for the three months ended March 31, 2004. If Nextel, Cingular or any of our other customers suffer financial difficulties or are unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

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

     We are, and may continue to be, leveraged. As of March 31, 2004, we had $640.0 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:

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

     In addition, we may be able to incur significant additional indebtedness in the future. To the extent new debt is added to our current debt levels, the risks described above would increase, which could have a material adverse effect on our operations and our ability to run our business.

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

     Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of March 31, 2004, we had 48,216,194 shares of common stock outstanding and we have reserved an additional 5,285,880 shares of common stock for issuance under our stock option plan and 2,497,876 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act.

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

     Three stockholders holding an aggregate of approximately 10.3 million shares of our common stock (including shares issuable upon the exercise of outstanding options) have the right (subject to limited conditions) to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales by these stockholders in a registered public offering would not be subject to the limitations of Rule 144 under the Securities Act. In October 2003, certain of our executive officers entered into Rule 10b5-1 trading plans with respect to their anticipated sales of our common stock upon the exercise of stock options held by such officers. These sales began in February 2004 and may continue during 2004 and thereafter.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of March 31, 2004 and December 31, 2003. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of March 31, 2004:

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total
	(dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

     As of March 31, 2004 and December 31, 2003, we had $439.2 million and $439.6 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 3.51% and 3.95%, respectively. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $1.1 million, $1.2 million and $0.7 million in the three months ended March 31, 2004, the two months ended March 31, 2003 and the one month ended January 31, 2003, respectively.

     In addition, as of March 31, 2004, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of March 31, 2004, the carrying amount and fair value of this instrument was $0.1 million.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1	Amendment No. 5 to the Credit Agreement, dated February 9, 2004, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2003.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

     On February 2, 2004, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s financial results for the quarter ended December 31, 2003.

     On February 25, 2004, the Registrant filed a current report on Form 8-K related to certain Regulation FD disclosure concerning restated selected quarterly financial data for the period ended December 31, 2003.

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
Assistant Secretary

/s/ GABRIELA GONZALEZ

Gabriela Gonzalez
Senior Vice President and Corporate Controller, Principal
Accounting Officer

Date: April 21, 2004

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1	Amendment No. 5 to the Credit Agreement, dated February 9, 2004, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto. Incorporated by reference to exhibit no. 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2003.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith