Form 10-Q
period 2004-06-30
SPECTRASITE INC
filed 2004-07-29
CIK 1072048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]   No [   ]

As of July 23, 2004, the registrant had only one outstanding class of common stock, of which there were 48,983,855 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited; Reorganized Company) and December 31, 2003 (Reorganized Company)	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 (Reorganized Company), the three months ended June 30, 2003 (Reorganized Company), the six months ended June 30, 2004 (Reorganized Company), the five months ended June 30, 2003 (Reorganized Company), and the one month ended January 31, 2003 (Predecessor Company)	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 (Reorganized Company), the five months ended June 30, 2003 (Reorganized Company) and the one month ended January 31, 2003 (Predecessor Company)	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4 — CONTROLS AND PROCEDURES	47
PART II — OTHER INFORMATION	47
ITEM 1 — LEGAL PROCEEDINGS	47
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48
ITEM 5 — OTHER INFORMATION	48
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	48
SIGNATURES	50
EXHIBITS

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
At June 30, 2004 and December 31, 2003

	Reorganized Company
	June 30, 2004	December 31, 2003
	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126,845	$60,410
Accounts receivable, net of allowance of $6,719 and $7,849, respectively	9,433	7,880
Prepaid expenses and other	14,693	11,606
Assets held for sale	—	5,737

Total current assets	150,971	85,633
Property and equipment, net	1,180,731	1,207,626
Customer contracts, net	169,389	179,359
Deferred tax asset	3,281	—
Other assets	39,156	39,990

Total assets	$1,543,528	$1,512,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,092	$11,482
Accrued and other expenses	35,507	40,994
Deferred revenue	49,997	42,831
Liabilities under SBC agreement	47,174	49,528
Liabilities held for sale	—	2,903

Total current liabilities	143,770	147,738

Long-term portion of credit facility	439,155	439,555
Senior notes	200,000	200,000
Long-term deferred revenue	17,874	16,846
Deferred tax liability	3,281	—
Other long-term liabilities	39,966	38,736

Total long-term liabilities	700,276	695,137

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 48,917,243 and 47,750,453 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	489	478
Additional paid-in-capital	705,207	688,941
Accumulated deficit	(6,214)	(19,686)

Total stockholders’ equity	699,482	669,733

Total liabilities and stockholders’ equity	$1,543,528	$1,512,608

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
	(in thousands, except per share amounts)
Revenues	$87,411	$77,566	$172,001	$128,674	$25,626
Operating Expenses:
Costs of operations, excluding depreciation, amortization and accretion expenses	26,048	25,735	51,791	42,815	8,901
Selling, general and administrative expenses	13,511	12,079	25,553	20,310	4,003
Depreciation, amortization and accretion expenses	25,522	25,359	50,938	42,011	15,930

Total operating expenses	65,081	63,173	128,282	105,136	28,834

Operating income (loss)	22,330	14,393	43,719	23,538	(3,208)

Other income (expense):
Interest income	315	279	529	496	137
Interest expense	(9,665)	(18,604)	(19,281)	(27,865)	(4,721)
Gain on debt discharge	—	—	—	—	1,034,764
Other income (expense)	(514)	(1,841)	(2,098)	(3,070)	(493)

Total other income (expense)	(9,864)	(20,166)	(20,850)	(30,439)	1,029,687

Income (loss) from continuing operations before income taxes	12,466	(5,773)	22,869	(6,901)	1,026,479
Income tax expense :
Income tax – current	374	95	711	673	5
Income tax – deferred	5,750	—	8,219	—	—

Total Income tax expense	6,124	95	8,930	673	5

Income (loss) from continuing operations	6,342	(5,868)	13,939	(7,574)	1,026,474
Reorganization items:
Adjust accounts to fair value	—	—	—	—	(644,688)
Professional and other fees	—	—	—	—	(23,894)

Total reorganization items	—	—	—	—	(668,582)

Income (loss) before discontinued operations	6,342	(5,868)	13,939	(7,574)	357,892
Discontinued operations:
Income (loss) from operations of discontinued broadcast services division, net of income tax expense	—	(1,110)	(124)	(1,096)	(686)
Loss on disposal of discontinued segment, net of income tax expense	—	(596)	(343)	(596)	—

Income (loss) before cumulative effect of change in accounting principle	6,342	(7,574)	13,472	(9,266)	357,206
Cumulative effect of change in accounting principle	—	—	—	—	(12,236)

Net income (loss)	$6,342	$(7,574)	$13,472	$(9,266)	$344,970

Basic earnings per share:
Income (loss) from continuing operations	$0.13	$(0.12)	$0.29	$(0.16)	$6.66
Reorganization items	—	—	—	—	(4.34)
Discontinued operations	—	(0.04)	(0.01)	(0.04)	—
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Net income (loss)	$0.13	$(0.16)	$0.28	$(0.20)	$2.24

Diluted earnings per share:
Income (loss) from continuing operations	$0.12	$(0.12)	$0.27	$(0.16)	$6.66
Reorganization items	—	—	—	—	(4.34)
Discontinued operations	—	(0.04)	(0.01)	(0.04)	—
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Net income (loss)	$0.12	$(0.16)	$0.26	$(0.20)	$2.24

Weighted average common shares outstanding (basic)	48,421	47,244	48,150	47,216	154,014

Weighted average common shares outstanding (diluted)	52,792	47,244	52,587	47,216	154,014

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized Company		Predecessor Company
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	January 31, 2003
	(in thousands)
Operating activities
Net income (loss)	$13,472	$(9,266)	$344,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	42,426	35,089	15,609
Cumulative effect of change in accounting principle	—	—	12,236
Amortization of intangible assets	7,120	6,277	252
Amortization of debt issuance costs	2,144	2,451	425
Amortization of asset retirement obligation	1,391	1,087	214
Non-cash compensation charges	261	—	—
Write-off of debt issuance costs	7	8,182	—
(Gain) loss on disposal of assets	790	1,676	(84)
Write-off of customer contracts	624	—	—
Loss on disposal of discontinued operations	343	—	—
Deferred income taxes	8,219	—	—
Gain on debt discharge	—	—	(1,034,764)
Adjust accounts to fair value	—	—	644,688
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,053)	3,582	5,045
Costs and estimated earnings in excess of billings, net	—	(707)	(272)
Inventories	—	124	(2)
Prepaid expenses and other	(5,209)	(934)	(2,238)
Accounts payable	(633)	(18,751)	13,549
Other liabilities	1,597	3,749	6,264

Net cash provided by operating activities	71,499	32,559	5,892

Investing activities
Purchases of property and equipment	(17,045)	(6,181)	(2,737)
Acquisitions of towers and customer contracts	(3,558)	(13,297)	—
Disposal of discontinued operations, net of cash sold	(551)	—	—
Proceeds from the sale of assets	1,156	81,171	—

Net cash (used in) provided by investing activities	(19,998)	61,693	(2,737)

Financing activities
Proceeds from issuance of common stock	14,591	1,606	—
Proceeds from issuance of long-term debt	—	200,000	—
Repayments of debt and capital leases	(625)	(303,275)	(10,884)
Repayments of executive notes	1,425	—	—
Debt issuance costs	(457)	(7,062)	—

Net cash provided by (used in) financing activities	14,934	(108,731)	(10,884)

Net increase (decrease) in cash and cash equivalents	66,435	(14,479)	(7,729)
Cash and cash equivalents at beginning of period	60,410	73,232	80,961

Cash and cash equivalents at end of period	$126,845	$58,753	$73,232

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,087	$12,693	$4,265
Cash paid for income taxes	1,606	482	5
Tower acquisitions applied against liability under SBC agreement	1,322	4,009	—
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for deposits	$—	$—	$408
Interest capitalized	346	—	—
Capital lease obligations incurred related to property and equipment, net	188	68	—

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

Deferred Revenue

     The Company recognizes revenue from leasing and licensing activities when earned based on the lease or license agreements. Payments received from customers in advance of the terms of these agreements are considered unearned. The unearned portion of

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customer payments are deferred upon receipt and then recognized as revenue ratably over the billing period as defined by the lease or license agreements.

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to the Company is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $6.7 million and $7.8 million as of June 30, 2004 and December 31, 2003, respectively.

Available-for-Sale Securities

     Available-for-sale securities are classified as other assets in the condensed consolidated balance sheets and are stated at fair value, with any unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Unrealized holding gains (losses) related to these securities were $3.3 million and ($0.2 million) for the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. In 2003, the Company sold its available-for-sale securities. As of June 30, 2004 and December 31, 2003, the Company held no available-for-sale securities.

Property and Equipment

     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation. Approximately $0.2 million and $0.3 million of interest was capitalized into the cost of property and equipment during the three and six months ended June 30, 2004, respectively. No interest was capitalized into the cost of property and equipment during 2003.

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

     In connection with the Company’s adoption of fresh start accounting on January 31, 2003, impairment tests of goodwill were performed. As a result, $60.6 million of goodwill related to our wireless tower unit was written off. This charge is included in Reorganization items in the unaudited condensed consolidated financial statements. The Company has no recorded goodwill as of June 30, 2004 and December 31, 2003.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     As discussed below under Income Taxes, deferred tax benefits related to federal and state net operating loss carryforwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the six months ended June 30, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $8.2 million. Of the total $8.2 million reduction of intangible assets, $5.0 million was applied to customer contracts with the balance of $3.2 million being applied to other intangible assets. The following table summarizes activity with respect to customer contracts during the six months ended June 30, 2004:

	Balance		Deferred Tax		Balance
	January 1, 2004	Additions	Benefit Reduction	Write-offs	June 30, 2004
	(in thousands)
Customer contracts	$190,929	$2,132	$(4,996)	$(677)	$187,388
Accumulated amortization	(11,570)	(6,482)	—	53	(17,999)

Customer contracts, net	$179,359	$(4,350)	$(4,996)	$(624)	$169,389

     The Company expects amortization expense related to customer contracts to be approximately $12.3 million for each of the five years from 2005 to 2009.

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

     In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the six months ended June 30, 2004 and the five months ended June 30, 2003, the Company recognized a loss on the change in the fair value of this instrument of $0.2 million and $0.6 million, respectively. As of June 30, 2004 and December 31, 2003, the carrying amounts (fair value) of this instrument were $0.05 million and $0.2 million, respectively, and are included in Other assets in the unaudited condensed consolidated balance sheets.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities under SBC Agreement

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 5. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability is reduced by a portion of the purchase price of each tower. In addition, the liability is reduced by the amount of costs incurred to place the acquired towers in service. On February 17, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other Income. In the six months ended June 30, 2004, $1.3 million of the purchase price of 13 towers acquired and $0.5 million of acquisition costs were applied against the liability. The Company remains obligated to complete the lease or sublease of 467 towers during the third quarter of 2004. As of June 30, 2004 and December 31, 2003, the remaining liability was $47.2 million and $49.5 million, respectively. In the event any towers are not presented to us for purchase by the expiration date of the agreement, August 15, 2004, any remaining liability would be recognized as Other Income.

Asset Retirement Obligations

     The Company accounts for asset retirement obligations in accordance with SFAS 143. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower upon expiration. Initial application of the new accounting method resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million.

     This obligation is included in other long term liabilities in the condensed consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability		Revisions in
	as of	Accretion	Estimated	Liability as of
	January 1, 2004	Expense	Cash Flows	June 30, 2004
(in thousands)
Asset retirement obligation	$38,019	$1,391	$(104)	$39,306

Assets Held for Sale and Discontinued Operations

     On December 16, 2003, the Company decided to sell its broadcast services division and on March 1, 2004, the division was sold. In conjunction with the sale, the Company recorded a provision for the loss on disposal of the broadcast services division of $17.0 million in 2003. In the six months ended June 30, 2004, the Company recorded an additional loss on disposal of the broadcast services division of $0.3 million. The results of the broadcast services division’s operations have been reported separately as discontinued operations in the unaudited condensed consolidated statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation. Broadcast services revenues for all periods presented are as follows:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
(in thousands)
Broadcast services revenues	—	$3,345	$1,754	$6,881	$1,167

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Assets and liabilities held for sale consist of the following:

Reorganized
Company
December 31, 2003
(in thousands)
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

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for the applicable periods:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
	(dollars in thousands)
Significant Customer Revenue
Nextel and affiliates	$24,277	$23,562	$48,250	$39,185	$7,434
% Total Consolidated Revenue	28%	30%	28%	30%	29%
Cingular	$18,466	$15,444	$36,568	$25,565	$5,853
% Total Consolidated Revenue	21%	20%	21%	20%	23%
AT&T	$8,666	*	$16,896	*	*
% Total Consolidated Revenue	10%		10%
Total Consolidated Revenue	$87,411	$77,566	$172,001	$128,674	$25,626

*	Represents less than 10% of Total Consolidated Revenue

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Reorganized Company
		Cash
		Payments for
	Liability as	the Six Months	Liability as
	of	Ended	of
	December 31, 2003	June 30, 2004	June 30, 2004
		(in thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development
Employee severance	$1,118	$(682)	$436
Lease termination and office closing	599	(212)	387

	1,717	(894)	823
Cingular BTS termination
Employee severance	7	(7)	—
Lease termination and office closing	438	(331)	107

	445	(338)	107

Total	$2,162	$(1,232)	$930

Income Taxes

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

     As part of the process of preparing our unaudited condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a 100% valuation allowance as of June 30, 2004 and December 31, 2003 on the net deferred tax asset balance due to uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire.

     As discussed in Note 2, in accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carryforwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the six months ended June 30, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $8.2 million.

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of the Predecessor Company’s common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 2.5 million shares of the Reorganized Company’s common stock, par value $0.01 per share at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in common stock to employees and directors. Approximately 5.4 million options to purchase common stock were granted under this plan in March 2003. During the three and six months ended June 30, 2004 and the three and five months ended June 30, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the three and five months ended June 30, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the three and five months ended June 30, 2003. Included in diluted earnings per share were approximately 4.6 million and 4.8 million options to purchase common stock for the three and six months ended June 30, 2004, respectively. In addition, warrants exercisable into approximately 2.5 million shares of common stock were included in the calculation of diluted earnings per share for both the three and six months ended June 30, 2004. No options or warrants were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2004 as all such options and warrants were dilutive. The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
			(in thousands)
Weighted average common shares outstanding (basic)	48,421	47,244	48,150	47,216	154,014
Effect of dilutive options	2,888	—	2,994	—	—
Effect of dilutive warrants	1,483	—	1,443	—	—

Weighted average common shares outstanding (diluted)	52,792	47,244	52,587	47,216	154,014

Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities as follows:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
			(in thousands)
Reported net income (loss)	$6,342	$(7,574)	$13,472	$(9,266)	$344,970
Foreign currency translation Adjustment	—	194	—	189	(123)
Unrealized holding gains (losses) arising during the period	—	3,202	—	3,335	(200)

Comprehensive income (loss)	$6,342	$(4,178)	$13,472	$(5,742)	$344,647

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

     The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation - Transition and Disclosure (“SFAS 148”), to account for its employee stock options under the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and has not adopted the fair value method of accounting for stock based employee compensation. Companies that account for stock based compensation arrangements for their employees under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148.

     During 1997, the Company adopted a stock option plan that provided for the purchase of Old Common Stock by key employees, directors, advisors and consultants of the Company. In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the one month ended January 31, 2003 would have been as follows:

Predecessor
Company
One Month
Ended
January 31, 2003
(in thousands, except per share amounts)
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

     Also, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in common stock to employees and directors. Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Reorganized Company
	Three Months	Three Months	Six Months	Five Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(in thousands, except per share amounts)
Reported net income (loss)	$6,342	$(7,574)	$13,472	$(9,266)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(1,989)	(1,687)	(4,162)	(2,030)

Adjusted net income (loss)	$4,353	$(9,261)	$9,310	$(11,296)

Basic income (loss) per share:
Reported net income (loss)	$0.13	$(0.16)	$0.28	$(0.20)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.04)	(0.04)	(0.09)	(0.04)

Adjusted net income (loss)	$0.09	$(0.20)	$0.19	$(0.24)

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Reorganized Company
	Three Months	Three Months	Six Months	Five Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(in thousands, except per share amounts)
Diluted income (loss) per share:
Reported net income (loss)	$0.12	$(0.16)	$0.26	$(0.20)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.04)	(0.04)	(0.08)	(0.04)

Adjusted net income (loss)	$0.08	$(0.20)	$0.18	$(0.24)

Contingencies

     The Company is subject to various lawsuits and other legal proceedings, including regulatory, judicial and administrative matters, all of which have arisen in the ordinary course of business. Management accrues an estimate of expenses for any matters that are considered probable of occurring based on the facts and circumstances. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Reclassifications

     Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

Unaudited Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments and fresh start accounting adjustments for the Predecessor Company for the one month ended January 31, 2003, and normal recurring adjustments for the Reorganized Company for the three and six months ended June 30, 2004 and for the three and five months ended June 30, 2003), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January 31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

     The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 47.5 million shares of the Reorganized Company’s common stock, par value $0.01 per share; (ii) the holders of 166,158,298 shares of our “Old Common Stock” received warrants immediately exercisable into 2.5 million shares of the Reorganized Company’s common stock at a price of $16.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

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

     In accordance with SOP 90-7, the Company adopted fresh start accounting as of January 31, 2003 and the Company’s emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the consolidated statement of operations for the one month ended January 31, 2003. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. As a result of the implementation of fresh start accounting, the financial statements of the Company after January 31, 2003 are not comparable to the Company’s financial statements for prior periods.

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

     The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company’s Unaudited Condensed Consolidated Balance Sheet as of January 31, 2003:

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor	Reorganization		Reorganized
	Company	and Fresh Start		Company
	January 31, 2003	Adjustments	Ref.	January 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	6,564	—		6,564
Prepaid expenses and other	16,904	(531)	(2)	16,373
Assets held for sale	24,518	(3,050)	(3)	21,468

Total current assets	121,428	(3,791)		117,637
Property and equipment, net	2,293,522	(954,160)	(3)	1,339,362
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	101,999	122,181	(2), (4)	224,180

Total assets	$2,577,575	$(896,396)		$1,681,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,508	$16,184	(1)	$25,692
Accrued and other expenses	62,702	7,796	(1)	70,498
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Current portion of credit facility	2,244	—		2,244
Liabilities held for sale	3,804	—		3,804

Total current liabilities	78,258	54,231		132,489

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	51,998	—		51,998

Total long-term liabilities	832,709	30,251		862,960

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 47,174,170 issued and outstanding at January 31, 2003 (Reorganized Company)	154	318	(4)	472
Additional paid-in-capital and warrants	1,624,939	(939,681)	(4)	685,258
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record prepaid expenses and other, goodwill, and other assets at fair value.

(3)	To record property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock, warrants and options; and the issuance of the common stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

     Property and equipment consist of the following:

	Reorganized Company
	June 30, 2004	December 31, 2003
	(in thousands)
Towers	$1,207,374	$1,202,706
Equipment	24,523	18,898
Land	15,226	16,318
Buildings	25,783	27,281
Other	9,920	8,901

	1,282,826	1,274,104
Less accumulated depreciation	(118,846)	(77,580)

	1,163,980	1,196,524
Construction in progress	16,751	11,102

Property and equipment, net	$1,180,731	$1,207,626

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company will have the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site will be a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $226.2 million as of June 30, 2004 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. In the event that the Company purchases such sites, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which shall be subject to an annual increase based on changes in the consumer price index.

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

     From the initial closing on December 14, 2000 through the most recent closing on May 17, 2004, the Company leased or subleased a total of 2,834 towers under the terms of the amended agreement. During the six months ended June 30, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, leaving 467 towers to lease or sublease during the third quarter of 2004. Total consideration to be paid for the rights to the remaining 467 towers is expected to be approximately $121 million.

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower is charged against the liability. In the six months ended June 30, 2004, the Company leased or subleased 13 towers, for which it paid $3.6 million in cash. Of this amount, $1.3 million was charged against the liability, $2.1 million was capitalized as property and equipment and $0.2 million was recorded as customer contracts. In the five months ended June 30, 2003, the Company leased or subleased 54 towers, for which it paid $13.3 million in cash. Of this amount, $4.0 million was charged against the liability, $8.4 million was capitalized as property and equipment, and $0.9 million was recorded as customer contracts. The Company did not lease or sublease any towers in the two months ended March 31, 2003, or the one month ended January 31, 2003.

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

     On June 29, 2004, Communications amended its credit facility. This amendment, (i) provides for a $216.5 million basket that permits Communications to repurchase SpectraSite, Inc.’s existing debt with a sublimit of up to $175 million that could be used to repurchase SpectraSite, Inc.’s common stock or to pay dividends to its stockholders, (ii) tightens the existing borrower leverage ratio, and (iii) provides for certain other documentation changes.

     As of June 30, 2004, Communications has $439.2 million outstanding under the credit facility. The remaining $200.0 million under the credit facility was undrawn, with the exception of an outstanding balance of $7.9 million consisting of standby letters of credit. Under the terms of the credit facility, the Company could borrow approximately $192.1 million under the revolving credit facility as of June 30, 2004.

     At June 30, 2004, amounts due under the credit facility are as follows:

Maturities
(in thousands)
2004	$—
2005	—
2006	80,854
2007	358,301
2008	—

Total	$439,155

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2004 was 3.48%.

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

     The measurement of profit or loss currently used by management to evaluate the results of operations of the Company and its operating segments is Adjusted EBITDA. For the periods prior to January 31, 2003, Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion expenses, interest, gain on debt discharge, income tax expense (benefit), reorganization items, discontinued operations, cumulative effect of change in accounting principle and write-offs of investments in and loans to affiliates. For the periods subsequent to January 31, 2003, Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion expenses, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. The Company uses a different definition of Adjusted EBITDA for the fiscal periods prior to its reorganization to enable investors to view its operating performance on a consistent basis before the impact of the items discussed above on the predecessor company. Each of these historical items was incurred prior to, or in connection with, its bankruptcy. The Company more fully discusses Adjusted EBITDA and the limitations of this financial measure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA.” Adjusted EBITDA, as defined above, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Wireless	Broadcast	Other	Total
		(in thousands)
Three months ended June 30, 2004
(Reorganized Company)
Revenues	$81,649	$5,762	$—	$87,411
Adjusted EBITDA	50,919	4,824	(8,405)	47,338
Assets	1,308,573	92,087	142,868	1,543,528
Additions to property and equipment	9,969	1,102	1,022	12,093
Three months ended June 30, 2003
(Reorganized Company)
Revenues	$72,007	$5,559	$—	$77,566
Adjusted EBITDA	39,577	4,460	(6,126)	37,911
Assets	1,366,900	90,971	98,314	1,556,185
Additions to property and equipment	11,307	1,165	742	13,214
Six months ended June 30, 2004
(Reorganized Company)
Revenues	$160,589	$11,412	$—	$172,001
Adjusted EBITDA	98,455	9,669	(15,565)	92,559
Assets	1,308,573	92,087	142,868	1,543,528
Additions to property and equipment	13,000	2,284	2,053	17,337
Five months ended June 30, 2003
(Reorganized Company)
Revenues	$119,441	$9,233	$—	$128,674
Adjusted EBITDA	65,265	7,444	(10,230)	62,479
Assets	1,366,900	90,971	98,314	1,556,185
Additions to property and equipment	12,552	1,526	1,459	15,537
One month ended January 31, 2003
(Predecessor Company)
Revenues	$23,855	$1,771	$—	$25,626
Adjusted EBITDA	12,586	1,420	(1,777)	12,229
Assets	1,407,710	155,795	117,674	1,681,179
Additions to property and equipment	257	861	1,619	2,737

     The following table shows a breakdown of the significant components included in the “other” column in the segment disclosure above:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
			(in thousands)
Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(7,475)	$(6,126)	$(13,522)	$(10,230)	$(1,777)
Corporate other expense	(669)	—	(1,782)	—	—
Corporate non-cash compensation charges	(261)	—	(261)	—	—

Total Adjusted EBITDA	$(8,405)	$(6,126)	$(15,565)	$(10,230)	$(1,777)

Assets:
Cash and cash equivalents	$126,845	$58,753	$126,845	$58,753	$73,232
Debt issuance costs	16,023	19,402	16,023	19,402	22,974
Assets held for sale	—	20,159	—	20,159	21,468

Total assets	$142,868	$98,314	$142,868	$98,314	$117,674

Additions to property and equipment:
Corporate additions to property and equipment	$1,022	$464	$2,053	$907	$1,610
Additions to property and equipment related to assets held for sale	—	278	—	552	9

Total additions to property and equipment	$1,022	$742	$2,053	$1,459	$1,619

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company				Predecessor
					Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
			(in thousands)
Income (loss) from continuing operations before income taxes	$12,466	$(5,773)	$22,869	$(6,901)	$1,026,479
Add: Depreciation, amortization and accretion expenses	25,522	25,359	50,938	42,011	15,930
Less: Interest income	(315)	(279)	(529)	(496)	(137)
Add: Interest expense	9,665	18,604	19,281	27,865	4,721
Less: Gain on debt discharge	—	—	—	—	(1,034,764)

Adjusted EBITDA	$47,338	$37,911	$92,559	$62,479	$12,229

8. Related Party Transactions

Transactions with Executive Officers

     In August 1999, we loaned David P. Tomick, our Chief Financial Officer at the time, $325,000 in connection with the exercise of stock options to acquire the common stock of the Predecessor Company. The loan bore interest at the applicable federal rate under the Internal Revenue Code, 5.36% per annum, and would have matured in August 2004. In May 2004, Mr. Tomick repaid this loan in full and Mr. Tomick has no further financial obligations owing to SpectraSite.

     In January 2000, we loaned Stephen H. Clark $1,100,000 in connection with the exercise of stock options to acquire 512,500 shares of the common stock of the Predecessor Company. This loan bore interest at 5.80% per annum and would have matured in December 2004. In June 2004, Mr. Clark repaid this loan in full and Mr. Clark has no further financial obligations owing to SpectraSite.

9. Subsequent Events

Restricted Stock Issuance

     In connection with commencement of service on the Company’s Board of Directors, on July 28, 2004, each of the five new non-employee Directors received for nominal consideration 1,500 shares of restricted common stock of the Company for a total of 7,500 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and are restricted until June 30, 2005, upon which they become fully vested. Accordingly, the Company will recognize an expense charge in the amount of $0.3 million over the restricted period.

Share Repurchase Plan

     On July 28, 2004, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. The Company has selected a financial institution to manage the repurchase of the Company’s shares. The share repurchase is subject to prevailing market conditions and other considerations. The Company will hold any repurchased shares as treasury shares.

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

Executive Overview

     We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,604 towers and in-building systems as of June 30, 2004, located primarily in the top 100 basic trading area markets in the United States.

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

     Our business consists of our wireless and broadcast segments. For the six months ended June 30, 2004, all of our revenues came from our leasing and licensing operations within these segments. Factors affecting the growth in our wireless revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.

     The material opportunities, challenges and risks of our business have changed significantly over the past two years. We have reshaped our business operations and reduced our debt levels in order to minimize the impact of short-term variables in market demand. Specifically, we discontinued a major program of building new towers in mid-2002, we completed the sale of our network services division in late 2002, we restructured our balance sheet through a bankruptcy process completed in early 2003 and we sold the operations of our broadcast services division in March 2004. Today, all of our revenues come from site leasing and licensing operations. Our growth opportunities are primarily linked to organic revenue growth on our existing portfolio of assets. We also see potential opportunities on a more limited basis with the development of new in-building neutral host assets.

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

     Our Plan of Reorganization provided for the distribution of 47.5 million shares of our common stock to our general unsecured creditors, including former noteholders, and new warrants to purchase an aggregate of 2.5 million shares of common stock at an exercise price of $16.00 per share to the holders of our Old Common Stock. These warrants expire on February 10, 2010. In addition, pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock and all outstanding options and warrants to purchase Old Common Stock that were outstanding on February 10, 2003 were cancelled. New options representing an aggregate of 10.0% of our fully diluted common stock were issued to our management.

     On March 29, 2004, we completed the final distribution of the shares of our common stock reserved for Allowed Claims under the Plan of Reorganization. In connection with the final distribution we distributed an aggregate of 135,866 shares of common stock to certain claim holders.

Tower Acquisitions and Dispositions

     Our portfolio has grown from 106 towers as of December 31, 1998, to 7,604 towers and in-building systems as of June 30, 2004. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.

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

	Reorganized	Predecessor
	Company	Company
	Five Months	One Month
	Ended	Ended
	June 30, 2003	January 31, 2003
	(dollars in thousands)
Revenues attributed to 545 SBC Towers	$368	$1,202
Total Revenues	128,674	25,626
Percent of Total Revenues	0.3%	4.7%
Costs of Operations (excluding depreciation, amortization and accretion expenses)	$195	$465
Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	42,815	8,901
Percent of Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	0.5%	5.2%

     We remain contractually obligated to acquire leasehold and subleasehold interests in up to an additional 467 towers from SBC through August 2004 for aggregate payments of approximately $121 million.

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

Results of Operations

Three Months Ended June 30, 2004 and the Three Months Ended June 30, 2003

     The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company
	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Revenues:
Wireless	$81,649	$72,007
Broadcast	5,762	5,559

Total revenues	87,411	77,566

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	25,356	25,122
Broadcast	692	613

Total cost of operations, excluding depreciation, amortization and accretion expenses	26,048	25,735

Selling, general and administrative expenses:
Wireless	5,529	5,467
Broadcast	246	486
Other	7,736	6,126

Total selling, general and administrative expenses	13,511	12,079

Depreciation, amortization and accretion expenses:
Wireless	24,623	24,333
Broadcast	899	1,026

Total depreciation, amortization and accretion expenses	25,522	25,359

Total operating expenses	$65,081	$63,173

Operating income	$22,330	$14,393

Other income (expense):
Interest income	$315	$279
Interest expense	(9,665)	(18,604)
Other income (expense)	(514)	(1,841)

Total other income (expense)	$(9,864)	$(20,166)

Income (loss) from continuing operations before income taxes	$12,466	$(5,773)
Income tax expense:
Income tax – current	374	95
Income tax – deferred	5,750	—

Total Income tax expense	6,124	95

Income (loss) from continuing operations	$6,342	$(5,868)
Discontinued operations (net of income taxes):
Income (loss) from operations of discontinued broadcast services division, net of income tax expense	—	(1,110)
Loss on disposal of discontinued broadcast services division, net of income tax expense	—	(596)

Net income (loss)	$6,342	$(7,574)

Adjusted EBITDA:
Wireless	50,919	39,577
Broadcast	4,824	4,460
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(8,405)	(6,126)

Total Adjusted EBITDA	$47,338	$37,911

     Revenues. Revenues in 2004 were primarily affected by incremental revenue in 2004 from new customers on sites that were part of our portfolio on June 30, 2003, revenues derived from sites acquired or built subsequent to June 30, 2003 and increases in fee revenues. Fee revenues were $3.3 million and $1.9 million for the three months ended June 30, 2004 and the three months ended June 30, 2003, respectively. Same site year over year revenue growth for the three months ended June 30, 2004 was 10%. In determining same site revenue growth, only sites owned and operated during the entire second quarter of 2003 and the entire second quarter of 2004 were included. We owned or operated 7,604 towers and in-building systems at June 30, 2004, as compared to 7,539 towers and in-building systems at June 30, 2003.

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

	Reorganized Company
	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
	(dollars in thousands)
Significant Customer Revenue
Nextel and affiliates	$24,277	$23,562
% Total Consolidated Revenue	28%	30%
Cingular	$18,466	$15,444
% Total Consolidated Revenue	21%	20%
AT&T	$8,666	*
% Total Consolidated Revenue	10%
Total Consolidated Revenue	$87,411	$77,566

               * Represents less than 10% of Total Consolidated Revenue

     Accounts receivable, net of allowance, increased by $1.6 million from December 31, 2003 to June 30, 2004. The increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance has declined $1.1 million in 2004 primarily due to write-offs of accounts receivable and recoveries of amounts previously reserved. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.

     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 30% for the three months ended June 30, 2004 and 33% for the three months ended June 30, 2003. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 31% for the three months ended June 30, 2004 and 35% for the three months ended June 30, 2003. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 12% for the three months ended June 30, 2004 and 11% for the three months ended June 30, 2003. In 2004, costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues for the wireless and broadcast segments were primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 15% of total revenues for the three months ended June 30, 2004 and 16% of total revenues for the three months ended June 30, 2003. Selling, general and administrative expenses for 2004 as a percentage of revenues decreased from 2003 levels due primarily to increased revenues from new customers on existing towers. A significant portion of the increase in selling, general and administrative expenses stems from consulting and professional fees for Sarbanes-Oxley Act implementation and related expenses associated with compliance initiatives put in place over the past year; as well as costs associated with the search for additional board members.

     Selling, general and administrative expenses for our wireless segment were 7% and 8% of wireless revenues for the three months ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 4% and 9% for the three months ended June 30, 2004 and 2003, respectively.

     Selling, general and administrative expenses not specific to the above business segments were 9% of total revenues for the three months ended June 30, 2004 and 8% of total revenues for the three months ended June 30, 2003.

     Other Income (Expense). Other income (expense), net was an expense of $0.5 million in the three months ended June 30, 2004. Income of $0.2 million is attributable to the wireless segment, consisting primarily of $0.7 million of loss on sale of assets, offset by $0.5 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC acquisition agreement. Other expenses not specific to any business segment were $0.7 million, consisting primarily of $0.6 million of expenses related to the public offering of shares of our common stock.

     Other income (expense), net was an expense of $1.8 million in the three months ended June 30, 2003. The wireless segment accounted for all of the activity in the period, consisting primarily of loss on sale of assets and the writedown of our interest rate cap to fair value.

     Interest Expense. Interest expense for the three months ended June 30, 2004 consisted primarily of $4.5 million of interest on our credit facility, $4.1 million of interest on our Senior Notes and amortization of debt issuance costs of $1.1 million, less $0.2 million of capitalized interest. Interest expense for the three months ended June 30, 2003 consisted primarily of $8.2 million of interest on our credit facility, $2.1 million of interest on our Senior Notes, amortization of debt issuance costs of $1.7 million and write-off of debt issuance costs of $6.6 million.

     Income Tax Expense. Income tax expense was $6.1 million for the three months ended June 30, 2004, representing an increase of $6.0 million over the three months ended June 30, 2003. The increase in income tax expense is a function of an $18.2 million increase in income from continuing operations over the same period last year. In addition, to the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. In the three months ended June 30, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $5.8 million.

     Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. This division was sold on March 1, 2004. Losses from operations of this division were $1.1 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004, Five Months Ended June 30, 2003 and the One Month Ended January 31, 2003

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

The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company		Predecessor
			Company
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	January 31, 2003
		(in thousands)
Revenues:
Wireless	$160,589	$119,441	$23,855
Broadcast	11,412	9,233	1,771

Total revenues	172,001	128,674	25,626

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	50,523	41,846	8,657
Broadcast	1,268	969	244

Total cost of operations, excluding depreciation, amortization and accretion expenses	51,791	42,815	8,901

Selling, general and administrative expenses:
Wireless	11,295	9,260	2,119
Broadcast	475	820	107
Other	13,783	10,230	1,777

Total selling, general and administrative expenses	25,553	20,310	4,003

Depreciation, amortization and accretion expenses:
Wireless	49,086	40,178	15,516
Broadcast	1,852	1,833	414

Total depreciation, amortization and accretion expenses	50,938	42,011	15,930

Total operating expenses	$128,282	$105,136	$28,834

Operating income (loss)	$43,719	$23,538	$(3,208)

Other income (expense):
Interest income	$529	$496	$137
Interest expense	(19,281)	(27,865)	(4,721)
Gain on debt discharge	—	—	1,034,764
Other income (expense)	(2,098)	(3,070)	(493)

Total other income (expense)	$(20,850)	$(30,439)	$1,029,687

Income (loss) from continuing operations before income Taxes	$22,869	$(6,901)	$1,026,479
Income tax expense:
Income tax – current	711	673	5
Income tax – deferred	8,219	—	—

Total Income tax expense	8,930	673	5

Income (loss) from continuing operations	13,939	(7,574)	1,026,474
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)
Professional and other fees	—	—	(23,894)

Total reorganization items	$—	$—	$(668,582)

Income (loss) before discontinued operations	$13,939	$(7,574)	$357,892
Discontinued operations (net of income taxes):
Income (loss) from operations of discontinued segment, net of income tax expense	(124)	(1,096)	(686)
Loss on disposal of discontinued segment, net of income tax expense	(343)	(596)	—

Income (loss) before cumulative effect of change in accounting principle	$13,472	$(9,266)	$357,206
Cumulative effect of change in accounting principle	—	—	(12,236)

Net income (loss)	$13,472	$(9,266)	$344,970

Adjusted EBITDA:
Wireless	98,455	65,265	12,586
Broadcast	9,669	7,444	1,420
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(15,565)	(10,230)	(1,777)

Total Adjusted EBITDA	$92,559	$62,479	$12,229

     Revenues. Revenues in 2004 were primarily affected by incremental revenue in 2004 from new customers on sites that were part of our portfolio on June 30, 2003, revenues derived from sites acquired or built subsequent to June 30, 2003 and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Fee revenues were $5.0 million, $2.7 million and $0.2 million for the six months ended June 30, 2004, the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. We owned or operated 7,604 towers and in-building systems at June 30, 2004, as compared to 7,539 towers and in-building systems at June 30, 2003.

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

			Predecessor
	Reorganized Company		Company
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	January 31, 2003
	(dollars in thousands)
Significant Customer Revenue
Nextel and affiliates	$48,250	$39,185	$7,434
% Total Consolidated Revenue	28%	30%	29%
Cingular	$36,568	$25,565	$5,853
% Total Consolidated Revenue	21%	20%	23%
AT&T	$16,896	*	*
% Total Consolidated Revenue	10%
Total Consolidated Revenue	$172,001	$128,674	$25,626

               * Represents less than 10% of Total Consolidated Revenue

     Accounts receivable, net of allowance, increased by $1.6 million from December 31, 2003 to June 30, 2004. The increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance has declined $1.1 million in 2004 primarily due to write-offs of accounts receivable and recoveries of amounts previously reserved. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.

     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 30% for the six months ended June 30, 2004, 33% for the five months ended June 30, 2003 and 35% for the one month ended January 31, 2003. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 31% for the six months ended June 30, 2004, 35% for the five months ended June 30, 2003 and 36% for the one month ended January 31, 2003. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 11% for the six months ended June 30, 2004, 11% for the five months ended June 30, 2003 and 14% for the one month ended January 31, 2003. In 2004, costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues for the wireless and broadcast segments were primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 15% of total revenues for the six months ended June 30, 2004. Selling, general and administrative expenses were 16% of total revenues for both the five months ended June 30, 2003 and the one month ended January 31, 2003. Selling, general and administrative expenses for 2004 as a percentage of revenues decreased from 2003 levels due primarily to increased revenues from new customers on existing towers. A significant portion of the increase in selling, general and administrative expenses stems from consulting and professional fees for Sarbanes-Oxley Act implementation and related expenses associated with compliance initiatives put in place over the past year; as well as costs associated with the search for additional board members

     Selling, general and administrative expenses for our wireless segment were 7%, 8% and 9% of wireless revenues for the six months ended June 30, 2004, the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 4%, 9% and 6% for the six months ended June 30, 2004, the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively.

     Selling, general and administrative expenses not specific to the above business segments were 8% of total revenues for the six months ended June 30, 2004, 8% of total revenues for the five months ended June 30, 2003 and 7% for the one month ended January 31, 2003.

     Other Income (Expense). Other income (expense), net was an expense of $2.1 million in the six months ended June 30, 2004. The six months ended June 30, 2004 included other expense of $0.3 million in the wireless segment, consisting primarily of $0.8 million of loss on sale of assets and $0.6 million of write-offs of customer contracts relating to communications towers that were sold, partially offset by $0.5 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC acquisition agreement. Other expense not specific to any business segment was $1.8 million, consisting primarily of $1.6 million of expenses related to the public offering of shares of our common stock and $0.2 million related to the write-down of our interest rate cap to fair value.

     Other income (expense), net was an expense of $3.1 million and $0.5 million in the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively. The five months ended June 30, 2003 included net other expense of $2.2 million in the wireless segment, primarily consisting of $1.7 million of loss on sale of assets. Other expense not specific to any business segment was $0.9 million, consisting primarily of $0.6 million related to the write-down of our interest rate cap to fair value. For the one month ended January 31, 2003, the $0.5 million of other expense related to the wireless segment and consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.

     Interest Expense. Interest expense for the six months ended June 30, 2004 consisted primarily of $9.2 million of interest on our credit facility, $8.0 million of interest on our Senior Notes and amortization of debt issuance costs of $2.1 million, less $0.3 million of capitalized interest. Interest expense for the five months ended June 30, 2003 consisted primarily of $14.9 million of interest on our credit facility, $2.1 million of interest on our Senior Notes, amortization of debt issuance costs of $2.5 million and write-off of debt issuance costs of $8.2 million. Interest expense for the one month ended January 31, 2003 consisted of $4.3 million of interest on our credit facility and amortization of debt issuance costs of $0.4 million.

     Income Tax Expense. Income tax expense was $8.9 million for the six months ended June 30, 2004, representing an increase of $8.3 million over the combined five months ended June 30, 2003 and the one month ended January 31, 2003. The increase in income tax expense is a function of an increase in taxable income from continuing operations over the same period last year and the recognition of deferred income tax expense. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. In the six months ended June 30, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $8.2 million.

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

     Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. This division was sold on March 1, 2004. Losses from operations of this division were $0.1 million, $1.1 million and $0.7 million for the six months ended June 30, 2004, the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively.

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

Cash Flows

     Cash provided by operating activities was $71.5 million for the six months ended June 30, 2004. Cash provided by operating activities was $32.6 million for the five months ended June 30, 2003 and $5.9 million for the one month ended January 31, 2003. The increase in cash provided by operating activities in 2004 is primarily attributable to increased operating income.

     Cash used in investing activities was $20.0 million for the six months ended June 30, 2004. Cash provided by investing activities was $61.7 million for the five months ended June 30, 2003 and cash used in investing activities was $2.7 million for the one month ended January 31, 2003. Investing activities for the six months ended June 30, 2004 consisted primarily of $17.0 million of purchases of property and equipment and $3.6 million in acquisitions of towers and customer contracts. Investing activities for the five months ended June 30, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million. In addition, we invested $19.5 million and $2.7 million in purchases of property and equipment and acquisitions, primarily related to the acquisition and construction of communications towers, in the five months ended June 30, 2003 and the one month ended January 31, 2003.

     Cash provided by financing activities was $14.9 million in the six months ended June 30, 2004. Cash used in financing activities was $108.7 million in the five months ended June 30, 2003 and $10.9 million in the one month ended January 31, 2003. Cash provided by financing activities for the six months ended June 30, 2004 consisted primarily of $14.6 million in proceeds from the issuance of common stock related to the exercise of stock options, repayment of executive notes of $1.4 million, offset by $0.4 million of payments on our credit facility and payments on capital leases of $0.2 million. Cash used in financing activities for the five months ended June 30, 2003 consisted of repayments on our credit facility of $303 million and payments on capital leases of $0.3 million. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters.

Financing Transactions

     On February 11, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $347.8 million from the offering. In connection with this offering, we incurred costs of approximately $0.9 million in the six months ended June 30, 2004.

     On May 10, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by three of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $316.1 million from the offering. In connection with this offering, we incurred costs of approximately $0.6 million in the six months ended June 30, 2004.

Credit Facility

     Our principal operating subsidiary, Communications, is party to an amended and restated credit facility with lending commitments totaling approximately $639.2 million. The credit facility includes a revolving credit facility with a borrowing limit of $200.0 million, subject to compliance with covenants and the satisfaction of certain conditions precedent. As of June 30, 2004, Communications could borrow up to approximately $192.1 million of the $200.0 million under the revolving credit facility. The maximum amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a multiple-draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007, and a term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007. As of June 30, 2004, $187.4 million was outstanding under the multiple draw term loan and $251.8 million was outstanding under the term loan.

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

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 1.00% per annum or the Eurodollar rate plus 2.25% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2004 was 3.48%.

     In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of June 30, 2004, the carrying amount and fair value of this instrument was $0.05 million and is included in Other Assets in the consolidated financial statements.

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

     On June 29, 2004, Communications amended its credit facility. This amendment, (i) provides for a $216.5 million basket that permits Communications to repurchase SpectraSite, Inc.’s existing debt with a sublimit of up to $175 million that could be used to repurchase SpectraSite, Inc.’s common stock or to pay dividends to its stockholders, (ii) tightens the existing borrower leverage ratio, and (iii) provides for certain other documentation changes.

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

     The following table summarizes activity with respect to our credit facility from January 1, 2004 through June 30, 2004:

	Amount Owed			Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
		(in thousands)
Balance, January 1, 2004	$187,581	$251,974	$439,555	$200,000
Other repayments	(171)	(229)	(400)	—

Balance, June 30, 2004	$187,410	$251,745	$439,155	$200,000

Liquidity and Commitments

     We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The credit facility has remained in place during, and since, the reorganization.

     We had cash and cash equivalents of $126.8 million at June 30, 2004 and $60.4 million at December 31, 2003. We also had $439.2 million outstanding under our credit facility at June 30, 2004 and $439.6 million outstanding at December 31, 2003. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $192.1 million under the revolving credit facility as of June 30, 2004. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 3.48% as of June 30, 2004 and 3.95% as of December 31, 2003. Giving effect to the amendment discussed above, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 would have been 3.51%.

     We are contractually obligated to acquire leasehold and sub-leasehold interests in up to an additional 467 towers from SBC through August 2004. These commitments will require a maximum of $121.4 million in the remainder of 2004. In addition, we will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations, available cash on hand and availability under our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the foreseeable future. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce the scope of tower construction and acquisition activity.

     The following table provides a summary of our material debt, lease and other contractual commitments as of June 30, 2004:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
		(in thousands)
Credit Facility	$439,155	$—	$187,410	$251,745	$—
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	1,035	509	526	—	—
Operating Leases Payments	315,296	62,592	92,736	50,881	109,087
Asset Retirement Obligations	39,306	201	996	3,636	34,473
SBC Tower Purchase Commitment(1)	121,420	121,420	—	—	—

Total Contractual Cash Obligations	$1,116,212	$184,722	$281,668	$306,262	$343,560

(1) Based on the estimated average purchase price of towers to be acquired from SBC.

     In addition, we had standby letters of credit of $7.9 million and performance bonds of $2.9 million outstanding at June 30, 2004, most of which expire within one year.

Non-GAAP Financial Measures

     Adjusted EBITDA. Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion expenses, interest, income tax expenses (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. For the periods prior to January 31, 2003, Adjusted EBITDA also excludes gain on debt discharge, reorganization items, and write-offs of investments in and loans to affiliates. We use a different definition of Adjusted EBITDA for the fiscal periods prior to our reorganization to enable investors to view our operating performance on a consistent basis before the impact of the items discussed above on the Predecessor Company. Each of these historical items was incurred prior to, or in connection with, our bankruptcy and is excluded from Adjusted EBITDA to reflect, as accurately as possible, the results of our core operations. Management does not expect any of these items to have a material financial impact on our operations on a going-forward basis because none of these pre-reorganization items is expected to occur in the foreseeable future.

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

     Adjusted EBITDA was calculated as follows for the periods presented:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
		(in thousands)
Net income (loss)	$6,342	$(7,574)	$13,472	$(9,266)	$344,970
Depreciation, amortization and accretion expenses	25,522	25,359	50,938	42,011	15,930
Interest income	(315)	(279)	(529)	(496)	(137)
Interest expense	9,665	18,604	19,281	27,865	4,721
Gain on debt discharge	—	—	—	—	(1,034,764)
Income tax expense	6,124	95	8,930	673	5
Reorganization items:
Adjust accounts to fair value	—	—	—	—	644,688
Professional and other fees	—	—	—	—	23,894
Loss (income) from operations of discontinued segment, net of income tax expense	—	1,110	124	1,096	686
Loss on disposal of discontinued segment	—	596	343	596	—
Cumulative effect of change in accounting principle	—	—	—	—	12,236

Adjusted EBITDA	$47,338	$37,911	$92,559	$62,479	$12,229

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

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
		(in thousands)
Net cash provided by operating activities	$43,659	$20,632	$71,499	$32,559	$5,892
Less: Purchases of property and equipment	(10,736)	(3,926)	(17,045)	(6,181)	(2,737)

Free cash flow	$32,923	$16,706	$54,454	$26,378	$3,155

     Cash flow provided by (used in) investing activities and cash flows provided by (used in) financing activities for the periods presented are as follows:

	Reorganized Company
					Predecessor
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	January 31, 2003
			(in thousands)
Net cash (used in) provided by investing activities	$(12,181)	$(17,180)	$(19,998)	$61,693	$(2,737)

Net cash provided by (used in) financing activities	$11,038	$(32,603)	$14,934	$(108,731)	$(10,884)

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

Allowance for Uncollectible Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware that a specific customer’s ability to meet its financial obligations to us is in question (e.g., bankruptcy filings or a substantial down-grading of credit ratings), we record a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount we reasonably believe will be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in one or more significant customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Property and Equipment

     Property and equipment built, purchased, leased or licensed under long-term leasehold or license agreements are capitalized at cost and depreciated over their estimated useful lives. We capitalize costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect costs that relate to several assets are capitalized and allocated to the assets to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. Estimates and cost allocations are reviewed at the end of each financial reporting period. Costs are revised and reallocated as necessary for material changes on the basis of current estimates. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation.

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

Fresh Start Accounting

     In accordance with SOP 90-7, the Company adopted fresh start accounting as of January 31, 2003, and the Company’s emergence from chapter 11 resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined using appropriate current interest rates. The effective date is considered to be the close of business on January 31, 2003 for financial reporting purposes. The periods presented prior to January 31, 2003 have been designated “Predecessor Company” and the periods subsequent to January 31, 2003 have been designated “Reorganized Company.” As a result of the implementation of fresh start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

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

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a 100% valuation allowance on the net deferred tax asset as of June 30, 2004, due to uncertainties related to utilization of deferred tax assets, primarily relating to net operating loss carryforwards, before they expire. In accordance with SOP 90-7, reductions in the valuation allowance that relate to deferred tax assets generated before emergence from bankruptcy will reduce intangible assets to zero and then increase additional paid-in capital. In the six months ended June 30, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $8.2 million.

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

     Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $19.7 million for the eleven months ended December 31, 2003 and earned net income of $13.5 million in the six months ended June 30, 2004. If we cannot maintain profitability, the value of your investment in our company may decline.

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

     A significant portion of our revenue is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 29% and 23%, respectively, of our revenues for the one month ended January 31, 2003, and 30% and 20%, respectively, of our revenues for the eleven months ended December 31, 2003. Nextel (including its affiliates), Cingular, and AT&T represented approximately 28%, 21% and 10% of our revenues for the six months ended June 30, 2004. If Nextel, Cingular, AT&T or any of our other customers suffer financial difficulties or are unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

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

     We have agreed to complete the lease or sublease of up to 467 towers from affiliates of SBC Communications (“SBC”) in August 2004. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These leases or subleases and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, which may limit our revenue growth and our ability to achieve or sustain profitability. Alternatively, these acquisitions may be financed through the issuance of additional equity, which would dilute your interest as a stockholder. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business.

Any loss of senior executive officers could adversely affect our ability to effectively manage our business.

     Our future performance depends largely on the continued services of senior executive officers. This dependence is particular to our business because the skills, knowledge, technical experience and customer relationships of our senior executive officers are essential to obtaining and maintaining these relationships and executing our business plan. Although each of our Chief Executive Officer and Chief Operating Officer has an employment agreement with SpectraSite, the loss of any key employee may have a detrimental effect on our ability to effectively manage our business.

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

     The FCC recently implemented a voluntary tower construction notification system that is intended to streamline the approval process for new towers. Tower companies have been encouraged to submit information on proposed construction in this new on-line notification system, which will then be used to notify and solicit comment from relevant state, local, and tribal government agencies. It is not known at this time what effect, if any, this new voluntary system will have on our business.

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

     We are subject to environmental laws and regulations that impose liability without regard to fault. These laws and regulations place responsibility on us to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new customer on a tower. These effects may include any adverse impact on historically or culturally significant sites. In the event the FCC determines that one of our towers would have a significant environmental impact, the FCC would be required to prepare an environmental impact statement. This regulatory process could be costly to us and could significantly delay our registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and clean up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, responding to petitions filed by environmental protection groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business.

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

     We are, and may continue to be, leveraged. As of June 30, 2004, we had $639.2 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:

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

     Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of June 30, 2004, we had 48,917,243 shares of common stock outstanding and we have reserved an additional 4,585,017 shares of common stock for issuance under our stock option plan and 2,497,690 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2004 and December 31, 2003. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of June 30, 2004:

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total
	(dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

     As of June 30, 2004 and December 31, 2003, we had $439.2 million and $439.6 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 3.48% and 3.95%, respectively. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $2.2 million, $2.8 million and $0.7 million in the six months ended June 30, 2004, the five months ended June 30, 2003 and the one month ended January 31, 2003, respectively.

     In addition, as of June 30, 2004, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of June 30, 2004, the carrying amount and fair value of this instrument was $0.05 million.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     On April 23, 2004, Winstar Communications, LLC and Winstar of New York, LLC (collectively, “Winstar”) filed a class action lawsuit in the United States District Court for the Southern District of New York against more than 800 owners and managers of commercial real estate properties that have entered into leases or other arrangements with Winstar. The defendants include real estate investment trusts, privately held commercial real estate companies, the Building Owners and Managers Association of New York (“BOMA”) and SpectraSite Building Group, Inc., one of our subsidiaries. The suit asserts claims for violations of federal and state antitrust law, and federal communications law, and seeks an unspecified amount of monetary damages and specific performance. The claims are premised upon the allegations, among others, that the defendants, through BOMA and other rooftop managers including SpectraSite Building Group, Inc., conspired to fix rental prices of building access for telecommunications services by disseminating non-public pricing information among the defendants that stabilized building access rates for competitive telecommunications providers such as Winstar. Although the suit is in its early stage, we believe that it is without merit. While we are unable to predict the outcome of this suit, we do not expect it to have a material adverse effect on our business or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of stockholders during SpectraSite’s 2004 Annual Meeting of Stockholders held on May 25, 2004.

1.	Election of Directors:

	FOR	WITHHELD
Stephen H. Clark	37,888,473	36,105
Paul M. Albert, Jr.	37,669,959	254,619
Robert Katz	37,458,825	465,753
Richard Masson	37,458,825	465,753

2.	Ratification of Ernst & Young, LLP, as independent accountants:

FOR	AGAINST	ABSTAIN	NO-VOTE
37,911,875	9,595	3,108	0

ITEM 5 — OTHER INFORMATION

     On July 28, 2004, the Company announced that it has reached a mutual understanding with David P. Tomick pursuant to which he no longer serves as Chief Financial Officer, Executive Vice President and Assistant Secretary of SpectraSite.

     Gabriela Gonzalez, Senior Vice President and Chief Accounting Officer, and Steven Lilly, Vice President — Finance and Treasurer, have been appointed interim Co-Chief Financial Officers until a permanent replacement is identified and hired by SpectraSite. SpectraSite has retained the search firm of Russell Reynolds Associates, Inc., to assist in the search for a new Chief Financial Officer.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1*	Amendment No. 6 to the Credit Agreement, dated June 29, 2004, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Co-Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.2*	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

     On April 21, 2004, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s financial results for the quarter ended March 30, 2004 and updating its 2004 guidance.

     On May 4, 2004, the Registrant filed a current report on Form 8-K related to a certain lawsuit filed by Winstar Communications, LLC and Winstar of New York LLC involving the Registrant as a defendant.

     On June 24, 2004, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s naming of six new members of its Board of Directors.

     On July 1, 2004, the Registrant filed a current report on Form 8-K related to a press release announcing the Registrant’s amendment to its current credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRASITE, INC.

/s/ STEPHEN H. CLARK

Stephen H. Clark
President and Chief Executive Officer

/s/ GABRIELA GONZALEZ

Gabriela Gonzalez
Co-Chief Financial Officer, Senior Vice President and
Corporate Controller, Principal Accounting Officer

Date: July 28, 2004

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1*	Amendment No. 6 to the Credit Agreement, dated June 29, 2004, by and among SpectraSite Communications, Inc., as Borrower, and certain other parties thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Co-Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith