Form 10-Q
period 2004-09-30
SPECTRASITE INC
filed 2004-11-03
CIK 1072048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

Yes [X] No [  ]

As of November 2, 2004, the registrant had only one outstanding class of common stock, of which there were 48,776,917 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited; Reorganized Company) and December 31, 2003 (Reorganized Company)	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 (Reorganized Company), the three months ended September 30, 2003 (Reorganized Company), the nine months ended September 30, 2004 (Reorganized Company), the eight months ended September 30, 2003 (Reorganized Company), and the one month ended January 31, 2003 (Predecessor Company)	4
Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2004 (Reorganized Company)	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (Reorganized Company), the eight months ended September 30, 2003 (Reorganized Company) and the one month ended January 31, 2003 (Predecessor Company)	7
Notes to the Unaudited Condensed Consolidated Financial Statements	9
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
ITEM 4 — CONTROLS AND PROCEDURES	57
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	57
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58
ITEM 5 — OTHER INFORMATION	59
ITEM 6 — EXHIBITS	59
SIGNATURES	60
EXHIBITS

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Reorganized Company
	September 30, 2004	December 31, 2003
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$83,620	$60,410
Accounts receivable, net of allowance of $6,408 and $7,849, respectively	8,435	7,880
Prepaid expenses and other	14,221	11,606
Assets held for sale	—	5,737

Total current assets	106,276	85,633
Property and equipment, net	1,197,790	1,207,626
Customer contracts, net	153,059	179,359
Other assets	41,179	39,990

Total assets	$1,498,304	$1,512,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,008	$11,482
Accrued and other expenses	43,101	40,994
Deferred revenue	52,146	42,831
Liabilities under SBC agreement	—	49,528
Liabilities held for sale	—	2,903

Total current liabilities	99,255	147,738

Long-term portion of credit facility	438,155	439,555
Senior notes	200,000	200,000
Long-term deferred revenue	18,549	16,846
Other long-term liabilities	40,871	38,736

Total long-term liabilities	697,575	695,137

Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 49,436,346 and 47,750,453 issued at September 30, 2004 and December 31, 2003, respectively	494	478
Additional paid-in-capital	712,692	688,941
Treasury stock at cost (735,400 shares at September 30, 2004)	(32,462)	—
Retained earnings (accumulated deficit)	20,750	(19,686)

Total stockholders’ equity	701,474	669,733

Total liabilities and stockholders’ equity	$1,498,304	$1,512,608

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
	(in thousands, except per share amounts)
Revenues	$91,608	$79,499	$263,609	$208,173	$25,626
Operating Expenses:
Costs of operations, excluding depreciation, amortization and accretion expenses	26,837	26,044	78,628	68,859	8,901
Selling, general and administrative expenses	13,655	12,717	39,208	33,027	4,003
Depreciation, amortization and accretion expenses	26,343	25,393	77,281	67,404	15,930

Total operating expenses	66,835	64,154	195,117	169,290	28,834

Operating income (loss)	24,773	15,345	68,492	38,883	(3,208)

Other income (expense):
Interest income	427	143	956	639	137
Interest expense	(10,063)	(12,563)	(29,344)	(40,428)	(4,721)
Gain on debt discharge	—	—	—	—	1,034,764
Other income (expense)	27,620	1,134	25,522	(1,936)	(493)

Total other income (expense)	17,984	(11,286)	(2,866)	(41,725)	1,029,687

Income (loss) from continuing operations before income taxes	42,757	4,059	65,626	(2,842)	1,026,479
Income tax expense:
Income tax – current	375	597	1,086	1,270	5
Income tax – deferred	16,610	—	24,829	—	—

Total income tax expense	16,985	597	25,915	1,270	5

Income (loss) from continuing operations	25,772	3,462	39,711	(4,112)	1,026,474
Reorganization items:
Adjust accounts to fair value	—	—	—	—	(644,688)
Professional and other fees	—	—	—	—	(23,894)

Total reorganization items	—	—	—	—	(668,582)

Income (loss) before discontinued operations	25,772	3,462	39,711	(4,112)	357,892
Discontinued operations:
Loss from operations of discontinued broadcast services division, net of income tax expense	—	(248)	(124)	(1,344)	(686)
Income (loss) on disposal of discontinued segment, net of income tax expense	1,192	—	849	(596)	—

Income (loss) before cumulative effect of change in accounting principle	26,964	3,214	40,436	(6,052)	357,206
Cumulative effect of change in accounting principle	—	—	—	—	(12,236)

Net income (loss)	$26,964	$3,214	$40,436	$(6,052)	$344,970

Basic earnings per share:
Income (loss) from continuing operations	$0.53	$0.07	$0.82	$(0.09)	$6.66
Reorganization items	—	—	—	—	(4.34)
Discontinued operations	0.02	—	0.02	(0.04)	—
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Net income (loss)	$0.55	$0.07	$0.84	$(0.13)	$2.24

Diluted earnings per share:
Income (loss) from continuing operations	$0.49	$0.07	$0.76	$(0.09)	$6.66
Reorganization items	—	—	—	—	(4.34)
Discontinued operations	0.02	(0.01)	0.02	(0.04)	—
Cumulative effect of change in accounting principle	—	—	—	—	(0.08)

Net income (loss)	$0.51	$0.06	$0.78	$(0.13)	$2.24

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
	(in thousands, except per share amounts)
Weighted average common shares outstanding (basic)	48,827	47,507	48,376	47,325	154,014

Weighted average common shares outstanding (diluted)	52,433	51,617	52,085	47,325	154,014

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	Shares	Cost	(Accumulated Deficit)	Equity
Balance at December 31, 2003	47,750,453	$478	$688,941	—	—	$(19,686)	$669,733
Net income	—	—	—	—	—	40,436	40,436
Employee option and warrant exercises	1,542,527	15	21,987	—	—	—	22,002
Non-cash compensation charges	—	—	261	—	—	—	261
Restricted stock grants, net of $239 unearned compensation	7,500	—	79	—	—	—	79
Reserve shares issued to claimants under Plan of Reorganization	135,866	1	(1)	—	—	—	—
Purchases of common stock	—	—	—	735,400	(32,462)	—	(32,462)
Payments received on executive notes	—	—	1,425	—	—	—	1,425

Balance at September 30, 2004	49,436,346	$494	$712,692	735,400	$(32,462)	$20,750	$701,474

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized Company		Predecessor Company
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2004	2003	2003
		(in thousands)
Operating activities
Net income (loss)	$40,436	$(6,052)	$344,970
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,866	56,330	15,609
Cumulative effect of change in accounting principle	—	—	12,236
Amortization of intangible assets	10,218	10,041	252
Amortization of debt issuance costs	3,258	3,480	425
Amortization of asset retirement obligation	2,197	1,756	214
Non-cash compensation charges	341	—	—
Write-off of debt issuance costs	24	8,938	—
(Gain) loss on disposal of assets	1,111	3,898	(84)
Write-off of customer contracts	693	—	—
(Gain) loss on disposal of discontinued operations	(849)	—	—
Deferred income taxes	24,829	—	—
Gain on sale of available-for-sale securities	—	(3,837)	—
Gain on sale of subsidiary	—	(394)	—
Gain on debt discharge	—	—	(1,034,764)
Adjust accounts to fair value	—	—	644,688
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55)	1,666	5,045
Costs and estimated earnings in excess of billings, net	—	305	(272)
Inventories	—	318	(2)
Prepaid expenses and other	(6,072)	(4,679)	(2,238)
Accounts payable	(7,717)	(17,845)	13,549
Other liabilities	(18,188)	13,497	6,264

Net cash provided by operating activities	115,092	67,422	5,892

Investing activities
Purchases of property and equipment	(27,779)	(10,143)	(2,737)
Acquisitions of towers and customer contracts	(53,566)	(14,686)	—
Disposal of discontinued operations, net of cash sold	(551)	—	—
Proceeds from the sale of assets	1,713	81,349	—
Proceeds from the sale of available-for-sale securities	—	4,970	—
Proceeds from the sale of subsidiary	—	2,053	—

Net cash (used in) provided by investing activities	(80,183)	63,543	(2,737)

Financing activities
Proceeds from issuance of common stock	22,002	2,415	—
Proceeds from issuance of long-term debt	—	200,000	—
Repayments of debt and capital leases	(1,734)	(343,389)	(10,884)
Payments received on executive notes	1,425	—	—
Debt issuance costs	(930)	(7,373)	—
Purchases of common stock	(32,462)	—	—

Net cash used in financing activities	(11,699)	(148,347)	(10,884)

Net increase (decrease) in cash and cash equivalents	23,210	(17,382)	(7,729)
Cash and cash equivalents at beginning of period	60,410	73,232	80,961

Cash and cash equivalents at end of period	$83,620	$55,850	$73,232

	Reorganized Company		Predecessor Company
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2004	2003	2003
		(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,056	$19,718	$4,265
Cash paid for income taxes	2,246	1,915	5
Tower acquisitions applied against liability under SBC agreement	18,478	4,538	—
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for deposits	$—	$—	$408
Interest capitalized	602	—	—
Capital lease obligations incurred related to property and equipment, net	209	162	—

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

Revenue Recognition

     Revenues from leasing and licensing activities are recognized when earned based on lease or license agreements. Rate increases based on fixed escalation clauses that are included in certain lease or license agreements are recognized on a straight-line basis over the term of the lease or license. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized upon delivery of the related product or service. Additionally, the Company generates revenues related to the management of sites on rooftops. Under each site management agreement, the Company is entitled to a recurring fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. The Company recognizes these recurring fees as revenue when earned.

Deferred Revenue

     The Company recognizes revenue from leasing and licensing activities when earned based on the lease or license agreements. Payments received from customers in advance of the terms of these agreements are considered unearned. The unearned portion of customer payments are deferred upon receipt and then recognized as revenue ratably over the billing period as defined by the lease or license agreements.

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to the Company is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $6.4 million and $7.8 million as of September 30, 2004 and December 31, 2003, respectively.

Available-for-Sale Securities

     Available-for-sale securities are classified as Other assets in the condensed consolidated balance sheets and are stated at fair value, with any unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income (expense). The Company completed the sale of its available-for-sale securities on September 9, 2003 for proceeds of $5.0 million and recognized a gain on the sale of $3.8 million. This gain is included in Other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2004 and December 31, 2003, the Company held no available-for-sale securities.

Property and Equipment

     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost and depreciated over their estimated useful lives. The Company capitalizes costs incurred in bringing property and equipment to an operational state. Costs clearly associated with the acquisition, development and construction of property and equipment are capitalized as a cost of the assets. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Indirect costs that do not clearly relate to projects under development or construction are charged to expense as incurred. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset. Depreciation on property and equipment excluding towers is computed using the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years. Depreciation on towers is computed using the straight-line method over the estimated useful lives of 15 years for wireless towers and 30 years for broadcast towers. Amortization of assets recorded under capital leases is included in depreciation. Approximately $0.3 million and $0.6 million of interest was capitalized into the cost of property and equipment during the three and nine months ended September 30, 2004, respectively. No interest was capitalized into the cost of property and equipment during 2003.

Goodwill

     The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible

Assets (“SFAS 142”). On an ongoing basis, the Company assesses the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. The Company estimates future cash flows based on the current performance of the acquired assets and its business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written off in the period in which such determination is made.

     In connection with the Company’s adoption of fresh start accounting on January 31, 2003, impairment tests of goodwill were performed. As a result, $60.6 million of goodwill related to its wireless tower unit was written off. This charge is included in Reorganization items in the unaudited condensed consolidated statement of operations for the one month ended January 31, 2003. The Company has no recorded goodwill as of September 30, 2004 and December 31, 2003.

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

     As discussed below under Income Taxes, deferred tax benefits related to federal and state net operating loss carryforwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the nine months ended September 30, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $24.8 million. Of the total $24.8 million reduction of intangible assets, $21.6 million was applied to customer contracts with the balance of $3.2 million being applied to other intangible assets. The following table summarizes activity with respect to customer contracts during the nine months ended September 30, 2004:

	Balance				Balance
	January 1,		Deferred Tax		September 30,
	2004	Additions	Benefit Reduction	Write-offs	2004
			(in thousands)
Customer contracts	$190,929	$5,551	$(21,606)	$(754)	$174,120
Accumulated amortization	(11,570)	(9,552)	—	61	(21,061)

Customer contracts, net	$179,359	$(4,001)	$(21,606)	$(693)	$153,059

     The Company estimates amortization expense related to customer contracts to be approximately $11.3 million for each of the next five years.

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

     In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the nine months ended September 30, 2004 and the eight months ended September 30, 2003, the Company recognized a loss on the change in the fair value of this instrument of $0.2 million and $0.4 million, respectively. As of September 30, 2004 and December 31, 2003, the carrying amounts (fair value) of this instrument were $0.004 million and $0.2 million, respectively, and are included in Other assets in the unaudited condensed consolidated balance sheets.

Liabilities under SBC Agreement

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 5. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service. On February 17, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. On August 16, 2004, the Company completed its last closing under its agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under the Company’s agreement with SBC. As a result of not acquiring these 276 towers, the Company recognized $27.8 million as Other income through the reversal of liabilities originally recorded for these towers. In the nine months ended September 30, 2004, $18.5 million of the purchase price of 204 towers acquired and $0.8 million of acquisition costs were applied against the liability. The Company’s federal income tax obligation was not impacted by the recording or reversal of the liabilities related to its obligation under the SBC agreement.

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

     This obligation is included in Other long term liabilities in the condensed consolidated balance sheets. The following table displays activity related to the asset retirement obligation:

	Liability as of			Liability as of
	January 1,		Accretion	September 30,
	2004	Reductions	Expense	2004
	(in thousands)
Asset retirement obligation	$38,019	$(28)	$2,197	$40,188

Assets Held for Sale and Discontinued Operations

     On December 16, 2003, the Company decided to sell its broadcast services division and on March 1, 2004, the division was sold. In conjunction with the sale, the Company recorded a provision for the loss on disposal of the broadcast services division of $17.0 million in 2003. In the nine months ended September 30, 2004, the Company recorded a gain on disposal of the broadcast services division of $0.8 million primarily through a reassessment of the collectibility of the promissory notes. The notes, along with the valuation allowance, were recorded by the Company at the time of sale at their estimated fair values. The valuation allowance is periodically evaluated against actual collection experience and its expectation of future collectibility. The results of the broadcast services division’s operations have been reported separately as discontinued operations in the unaudited condensed consolidated statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation. Broadcast services revenues for all periods presented are as follows:

					Predecessor
	Reorganized Company				Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
			(in thousands)
Broadcast services revenues	$—	$4,361	$1,754	$11,242	$1,167

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

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for the applicable periods:

					Predecessor
	Reorganized Company				Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
			(dollars in thousands)
Significant Customer Revenue
Nextel and affiliates	$24,915	$23,594	$73,165	$62,779	$7,434
% Total Consolidated Revenue	27%	30%	28%	30%	29%
Cingular**	$19,481	$16,515	$56,049	$42,080	$5,853
% Total Consolidated Revenue	21%	21%	21%	20%	23%
AT&T Wireless**	$10,321	*	$27,217	*	*
% Total Consolidated Revenue	11%	*	10%	*	*
Total Consolidated Revenue	$91,608	$79,499	$263,609	$208,173	$25,626

*	Represents less than 10% of Total Consolidated Revenue

**	As of October 27, 2004, these two customers have merged.

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

     The following table displays activity related to the accrued restructuring liability. Such liability is reflected in Accrued and other expenses in the accompanying condensed consolidated balance sheets. All activity, other than cash payments, for the period presented below is included in the determination of net income.

	Reorganized Company

	Liability			Liability
	at			at
	December 31,	Additions/	Cash	September 30,
	2003	(Reductions)	Payments	2004
		(in thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development
Employee severance	$1,118	$(107)	$(892)	$119
Lease termination and office closing	599	(701)	(166)	(268)

	1,717	(808)	(1,058)	(149)
Cingular BTS termination:
Employee severance	7	—	(7)	—
Lease termination and office closing	438	896	(508)	826

	445	896	(515)	826

Total	$2,162	$88	$(1,573)	$677

Income Taxes

     The liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

     As part of the process of preparing its unaudited condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it establishes a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a 100% valuation allowance as of September 30, 2004 and December 31, 2003 on the deferred tax asset balance of $495.9 million and $520.7 million, respectively, due to uncertainties related to utilization of deferred tax assets, primarily related to net operating loss carryforwards, before they expire.

     As discussed in Note 2, in accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carryforwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the nine months ended September 30, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $24.8 million.

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

     As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of the Predecessor Company’s common stock, par value $0.001 per share, outstanding as of February 10, 2003 (the “Old Common Stock”) received new warrants which were immediately exercisable into 2.5 million shares of the Reorganized Company’s common stock, par value $0.01 per share at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity-based incentives in common stock to employees and directors. Approximately 5.4 million options to purchase common stock were granted under this plan in March 2003. During the three and nine months ended September 30, 2004 and the three and eight months ended September 30, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the eight months ended September 30, 2003 because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for the eight months ended September 30, 2003. Included in diluted earnings per share were approximately 3.9 million and 4.5 million options to purchase common stock for the three and nine months ended September 30, 2004, respectively, and 5.4 million for the three months ended September 30, 2003. In addition, warrants exercisable into approximately 2.5 million shares of common stock were included in the calculation of diluted earnings per share for both the three and nine months ended September 30, 2004, and the three months ended September 30, 2003. No options or warrants were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003, as all such options and warrants were dilutive. The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Reorganized Company				Predecessor
					Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
			(in thousands)
Weighted average common shares outstanding (basic)	48,827	47,507	48,376	47,325	154,014
Effect of dilutive stock options	2,025	2,934	2,215	—	—
Effect of dilutive warrants and awards	1,581	1,176	1,494	—	—

Weighted average common shares outstanding (diluted)	52,433	51,617	52,085	47,325	154,014

Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities as follows:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
			(in thousands)
Reported net income (loss)	$26,964	$3,214	$40,436	$(6,052)	$344,970
Foreign currency translation adjustment	—	(189)	—	—	(123)
Unrealized holding losses arising during the period	—	(3,335)	—	—	(200)

Comprehensive income (loss)	$26,964	$(310)	$40,436	$(6,052)	$344,647

Stock Options and Awards

     The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure (“SFAS 148”), to account for its employee stock options under the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and has not adopted the fair value method of accounting for stock based employee compensation. Companies that account for stock based compensation arrangements for their employees under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148.

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

Predecessor Company
One Month Ended
January 31, 2003
(in thousands, except per
share amounts)
Reported net income	$344,970
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(694)

Adjusted net income	$344,276

Basic and diluted income per share:
Reported net income	$2.24
Stock-based employee compensation cost that would have been included in net loss under the fair value method	—

Adjusted net income	$2.24

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

	Reorganized Company
	Three Months	Three Months	Nine Months	Eight Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(in thousands, except per share amounts)
Reported net income (loss)	$26,964	$3,214	$40,436	$(6,052)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(1,676)	(3,872)	(4,717)	(8,489)

Adjusted net income (loss)	$25,288	$(658)	$35,719	$(14,541)

Basic income (loss) per share:
Reported net income (loss)	$0.55	$0.07	$0.84	$(0.13)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.03)	(0.08)	(0.10)	(0.18)

Adjusted net income (loss)	$0.52	$(0.01)	$0.74	$(0.31)

Diluted income (loss) per share:
Reported net income (loss)	$0.51	$0.06	$0.78	$(0.13)
Stock-based employee compensation cost that would have been included in net income (loss) under the fair value method	(0.03)	(0.07)	(0.09)	(0.18)

Adjusted net income (loss)	$0.48	$(0.01)	$0.69	$(0.31)

     The Company has revised its assumptions to include the appropriate vesting periods of options for the three and eight months ended September 30, 2003. The above table shows compensation expense as revised from its prior filings. This revision resulted in an increase to compensation cost of $2.1 million and $4.7 million for the three and eight months ended September 30, 2003, respectively. The corresponding change in pro forma basic and diluted income (loss) per share was ($0.04) and ($0.10) for the three and eight month periods ended September 30, 2003, respectively.

     In addition, in connection with commencement of service on the Company’s Board of Directors, on July 28, 2004, each of the five new non-employee Directors received for nominal consideration 1,500 shares of restricted common stock of the Company for a total of 7,500 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and are restricted until June 30, 2005, when they become fully vested. The Company will recognize an expense charge of $0.3 million on a straight-line basis over the restricted period. For the three months ended September 30, 2004, $0.079 million was charged to expense.

Share Repurchase Plan

     On July 28, 2004, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. The Company has selected a financial institution to manage the repurchase of the Company’s shares. The share repurchase is subject to prevailing market conditions and other considerations. During the three months ended September 30, 2004, the Company repurchased 735,400 shares at an average price of $43.92 per share, which includes $0.03 per share commission. Including legal costs of $0.2 million, the Company’s cost basis for these shares was an average price of $44.14 per share. The Company holds all repurchased shares as treasury stock.

Treasury Stock

     The Company records treasury stock purchases under the cost method whereby the purchase price, including legal costs and commissions, is charged to a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for treasury stock purchases. In the event that treasury shares are reissued, proceeds in excess of cost will be accounted for as additional paid-in-capital. Any deficiency will be charged to retained earnings, unless paid-in-capital from previous share transactions exists, in which case the deficiency will be charged to that account, with any excess charged to retained earnings. The first-in, first-out (FIFO) method will be used to compute excesses and deficiencies upon subsequent share reissuances.

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

Unaudited Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments and fresh start accounting adjustments for the Predecessor Company for the one month ended January 31, 2003, and normal recurring adjustments for the Reorganized Company for the three and nine months ended September 30, 2004 and for the three and eight months ended September 30, 2003), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. As a result of the implementation of fresh start accounting as of January 31, 2003, the financial statements after that date are not comparable to the financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

     The Plan of Reorganization provided that, among other things, (i) in exchange for their notes, the holders of the 12 1/2% Senior Notes due 2010, the 6 3/4% Senior Convertible Notes due 2010, the 10 3/4% Senior Notes due 2010, the 11 1/4% Senior Discount Notes due 2009, the 12 7/8% Senior Discount Notes due 2010 and the 12% Senior Discount Notes due 2008 received their pro rata share of 47.5 million shares of the

Reorganized Company’s common stock, par value $0.01 per share; (ii) the holders of 166,158,298 shares of the Predecessor Company’s common stock received warrants immediately exercisable into 2.5 million shares of the Reorganized Company’s common stock at a price of $16.00 per share; and (iii) all other equity interests at the Effective Date, including outstanding warrants and options, were cancelled.

     On March 29, 2004, the Company completed the final distribution of the shares of its common stock reserved for Allowed Claims under the Plan of Reorganization. In connection with the final distribution the Company distributed an aggregate of 135,866 shares of common stock to certain claim holders.

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

     The reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company’s Unaudited Condensed Consolidated Balance Sheet as of January 31, 2003:

	Predecessor	Reorganization		Reorganized
	Company	and Fresh Start		Company
	January 31, 2003	Adjustments	Ref.	January 31, 2003
		(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,442	$(210)	(1)	$73,232
Accounts receivable	6,564	—		6,564
Prepaid expenses and other	16,904	(531)	(2)	16,373
Assets held for sale	24,518	(3,050)	(3)	21,468

Total current assets	121,428	(3,791)		117,637
Property and equipment, net	2,293,522	(954,160)	(3)	1,339,362
Goodwill, net	60,626	(60,626)	(2)	—
Other assets	101,999	122,181	(2), (4)	224,180

Total assets	$2,577,575	$(896,396)		$1,681,179

	Predecessor	Reorganization		Reorganized
	Company	and Fresh Start		Company
	January 31, 2003	Adjustments	Ref.	January 31, 2003
		(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,508	$16,184	(1)	$25,692
Accrued and other expenses	62,702	7,796	(1)	70,498
Current portion of liabilities under SBC contract	—	30,251	(5)	30,251
Current portion of credit facility	2,244	—		2,244
Liabilities held for sale	3,804	—		3,804

Total current liabilities	78,258	54,231		132,489

Long-term portion of credit facility	780,711	—		780,711
Long-term portion of liabilities under SBC contract	—	30,251	(5)	30,251
Other long-term liabilities	51,998	—		51,998

Total long-term liabilities	832,709	30,251		862,960

Liabilities subject to compromise	1,763,286	(1,763,286)	(4)	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,013,917 issued and outstanding at January 31, 2003 (Predecessor Company); $0.01 par value, 250,000,000 shares authorized, 47,174,170 issued and outstanding at January 31, 2003 (Reorganized Company)	154	318	(4)	472
Additional paid-in-capital and warrants	1,624,939	(939,681)	(4)	685,258
Accumulated other comprehensive income	(684)	684	(6)	—
Accumulated deficit	(1,721,087)	1,721,087	(6)	—

Total stockholders’ equity (deficit)	(96,678)	782,408		685,730

Total liabilities and stockholders’ equity (deficit)	$2,577,575	$(896,396)		$1,681,179

References:

(1)	To reflect cash requirements for reorganization costs paid in January 2003 and accrual for remaining reorganization costs.

(2)	To record Prepaid expenses and other, Goodwill, and Other assets at fair value.

(3)	To record Property and equipment at fair value.

(4)	To reflect the discharge of the Senior Notes, Senior Discount Notes and Senior Convertible Notes including the related debt issuance costs included in other assets; the cancellation of Old Common Stock, warrants and options; and the issuance of the common stock and warrants.

(5)	To record liabilities related to the Company’s commitment to purchase certain assets at prices in excess of fair value.

(6)	To reflect the elimination of the accumulated other comprehensive income and accumulated deficit as of January 31, 2003.

3. Property and Equipment

     Property and equipment consist of the following:

	Reorganized Company
	September 30,	December 31,
	2004	2003
	(in thousands)
Towers	$1,237,398	$1,202,706
Equipment	25,539	18,898
Land	19,242	16,318
Buildings	25,775	27,281
Other	11,077	8,901

	1,319,031	1,274,104
Less accumulated depreciation	(141,186)	(77,580)

	1,177,845	1,196,524
Construction in progress	19,945	11,102

Property and equipment, net	$1,197,790	$1,207,626

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

     The Company had the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site was a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $250.9 million as of September 30, 2004 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company, SBC shall have the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which shall be subject to an annual increase based on changes in the consumer price index.

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

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement. At each closing, a portion of the purchase price of each tower was charged against the liability. In the nine months ended September 30, 2004, the Company leased or subleased 204 towers, for which it paid $53.6 million in cash. Of this amount, $18.5 million was charged against the liability, $31.5 million was capitalized as property and equipment and $3.6 million was recorded as customer contracts. In the eight months ended September 30, 2003, the Company leased or subleased 59 towers, for which it paid $14.7 million in cash. Of this amount, $4.5 million was charged against the liability, and $10.2 million was capitalized as property and equipment. The Company did not lease or sublease any towers in the one month ended January 31, 2003.

     From the initial closing on December 14, 2000 through June 30, 2004, the Company leased or subleased a net total of 2,285 towers under the terms of the amended agreement. During the six months ended June 30, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, leaving 467 towers to lease or sublease during the third quarter of 2004. On August 16, 2004, the Company completed its last closing under its agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under the Company’s agreement with SBC. As a result of not acquiring these remaining 276 towers, the Company recognized $27.8 million as Other income through the reversal of liabilities originally recorded for these towers. The Company’s federal tax obligation was not impacted by the recording or reversal of the liabilities related to its obligation under the SBC agreement.

6. Financing Transactions

Credit Facility

     SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, is party to an amended and restated credit facility (the “credit facility”) totaling $638.2 million. The credit facility includes a $200.0 million revolving credit facility, which may be drawn at any time, subject to the satisfaction of certain conditions precedent. The amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a $187.0 million multiple draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007 and a $251.2 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007.

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

     On December 29, 2003, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan with proceeds from the sale of Metrosite. In connection with these repayments, Communications wrote off approximately $7,700 in debt issuance costs.

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

     On September 3, 2004, Communications repaid $0.4 million of the multiple term draw loan and $0.6 million of the term loan with the proceeds associated with the sale of the broadcast services division. In connection with these repayments, Communications wrote off approximately $17,000 in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

     As of September 30, 2004, Communications has $438.2 million outstanding under the credit facility. The remaining $200.0 million under the credit facility was undrawn, with the exception of an outstanding balance of $7.9 million consisting of standby letters of credit. Under the terms of the credit facility, the Company could borrow approximately $192.1 million under the revolving credit facility as of September 30, 2004.

     At September 30, 2004, amounts due under the credit facility are as follows:

Maturities
(in thousands)
2004	$—
2005	—
2006	80,170
2007	357,985
2008	—

Total	$438,155

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 0.75% per annum or the Eurodollar rate plus 2.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of September 30, 2004 was 3.87%.

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

     The following table summarizes activity with respect to our credit facility from January 1, 2004 through September 30, 2004:

	Amount Owed
				Undrawn
	Multiple Draw Term Loan	Term Loan	Total	Revolving Credit Facility Commitment
	(in thousands)
Balance, January 1, 2004	$187,581	$251,974	$439,555	$200,000
Repayments	(598)	(802)	(1,400)	—

Balance, September 30, 2004	$186,983	$251,172	$438,155	$200,000

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

7. Business Segments

     The Company operates in two business segments: wireless and broadcast. The Company’s operations are segmented and managed along its product and service lines. The wireless segment provides for leasing and licensing of antenna sites on multi-tenant towers and distributed antenna systems for a diverse range of wireless communication services. The broadcast segment offers leasing, subleasing and licensing of antenna sites for broadcast communication services. Prior to its decision to sell its broadcast services division, the Company also offered a broad range of broadcast development services, including broadcast tower design and construction and antenna installation. These services were included in the broadcast segment. Prior period financial information has been restated to present the operations of the Company’s broadcast services division as a discontinued operation.

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

	Wireless	Broadcast	Other	Total
	(in thousands)
Three months ended September 30, 2004 (Reorganized Company)
Revenues	$85,575	$6,033	$—	$91,608
Adjusted EBITDA	81,111	5,203	(7,578)	78,736
Assets	1,301,392	97,925	98,987	1,498,304
Additions to property and equipment	38,240	974	974	40,188
Three months ended September 30, 2003 (Reorganized Company)
Revenues	$73,805	$5,694	$—	$79,499
Adjusted EBITDA	46,636	2,095	(6,859)	41,872

	Wireless	Broadcast	Other	Total
	(in thousands)
Assets	1,342,517	88,319	96,635	1,527,471
Additions to property and equipment	3,049	760	1,016	4,825
Nine months ended September 30, 2004 (Reorganized Company)
Revenues	$246,164	$17,445	$—	$263,609
Adjusted EBITDA	179,358	14,872	(22,935)	171,295
Assets	1,301,392	97,925	98,987	1,498,304
Additions to property and equipment	53,151	3,258	3,027	59,436
Eight months ended September 30, 2003 (Reorganized Company)
Revenues	$193,246	$14,927	$—	$208,173
Adjusted EBITDA	112,999	9,539	(18,187)	104,351
Assets	1,342,517	88,319	96,635	1,527,471
Additions to property and equipment	14,665	2,286	2,475	19,426
One month ended January 31, 2003 (Predecessor Company)
Revenues	$23,855	$1,771	$—	$25,626
Adjusted EBITDA	12,586	1,420	(1,777)	12,229
Assets	1,407,710	155,795	117,674	1,681,179
Additions to property and equipment	257	861	1,619	2,737

     The following table shows a breakdown of the significant components included in the “Other” column in the segment disclosure above:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
			(in thousands)
Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(7,688)	$(5,728)	$(21,210)	$(15,958)	$(1,777)
Corporate other income/(expense)	190	(1,131)	(1,384)	(2,229)	—
Corporate non-cash compensation charges	(80)	—	(341)	—	—

Total Adjusted EBITDA	$(7,578)	$(6,859)	$(22,935)	$(18,187)	$(1,777)

Assets:
Cash and cash equivalents	$83,620	$55,850	$83,620	$55,850	$73,232
Debt issuance costs	15,367	17,929	15,367	17,929	22,974
Assets held for sale	—	22,856	—	22,856	21,468

Total assets	$98,987	$96,635	$98,987	$96,635	$117,674

Additions to property and equipment:
Corporate additions to property and equipment	$974	$750	$3,027	$1,657	$1,610
Additions to property and equipment related to assets held for sale	—	266	—	818	9

Total additions to property and equipment	$974	$1,016	$3,027	$2,475	$1,619

     A reconciliation of income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
			(in thousands)
Income (loss) from continuing operations before income taxes	$42,757	$4,059	$65,626	$(2,842)	$1,026,479
Add: Depreciation, amortization and accretion expenses	26,343	25,393	77,281	67,404	15,930
Less: Interest income	(427)	(143)	(956)	(639)	(137)
Add: Interest expense	10,063	12,563	29,344	40,428	4,721
Less: Gain on debt discharge	—	—	—	—	(1,034,764)

Adjusted EBITDA	$78,736	$41,872	$171,295	$104,351	$12,229

8. Related Party Transactions

Transactions with Executive Officers

     In August 1999, we loaned David P. Tomick, the Company’s Chief Financial Officer at the time, $325,000 in connection with the exercise of stock options to acquire the common stock of the Predecessor Company. The loan bore interest at the applicable federal rate under the Internal Revenue Code, 5.36% per annum, and would have matured in August 2004. In May 2004, Mr. Tomick repaid this loan in full and Mr. Tomick has no further financial obligations owing to the Company.

     In September 1999, we loaned Timothy G. Biltz $500,000 to purchase a home as a relocation incentive. This loan bore interest at 5.82% per annum and would have matured in September 2004. In March 2004, Mr. Biltz repaid this loan in full and Mr. Biltz has no further financial obligations owing to the Company.

     In January 2000, we loaned Stephen H. Clark $1,100,000 in connection with the exercise of stock options to acquire 512,500 shares of the common stock of the Predecessor Company. This loan bore interest at 5.80% per annum and would have matured in December 2004. In June 2004, Mr. Clark repaid this loan in full and Mr. Clark has no further financial obligations owing to the Company.

9. Subsequent Events

Chief Financial Officer Appointment

     Effective November 1, 2004, the Company appointed Mark A. Slaven as its new Chief Financial Officer. Mr. Slaven served as 3Com Corporation’s Executive Vice President, Finance and Chief Financial Officer from March 2003 to August 2004 and 3Com’s Senior Vice President, Finance and Chief Financial Officer from June 2002 to March 2003. Prior to his appointment to this role, Mr. Slaven served as 3Com’s Vice President of Treasury, Tax, Trade and Investor Relations. Prior to that time, Mr. Slaven had been 3Com’s Vice President and Treasurer since August 2000. From June 1997 until August 2000, Mr. Slaven served as 3Com’s Vice President of Finance for Supply Chain Operations. Prior to U.S. Robotics’ acquisition by 3Com in 1997, Mr. Slaven was U.S. Robotics’ Vice President of Finance for its manufacturing division. Before joining U.S. Robotics, Mr. Slaven was Chief Financial Officer of the personal printer division at

LexMark International, Inc. Prior to that, Mr. Slaven served as Chief Financial Officer of various other divisions of Lexmark. Mr. Slaven also serves as a director of Terayon Communications Systems, Inc.

Proposed New Credit Facility

     On October 15, 2004, the Company announced that Communications received commitments from a group of lenders for the full amount of a new $900 million senior secured credit facility in advance of their efforts to syndicate the facility with a larger group of financial institutions. These commitments are subject to negotiation, execution and delivery of definitive loan documentation and various other conditions, including approval by the Board of Directors. Borrowings under the new facility would be used to repay Communications’ existing senior secured credit facility and for general corporate purposes.

Board Resignations

     The Company announced October 4, 2004, that it reduced the size of its Board of Directors from ten members to eight members effective with the resignations of Robert Katz and Richard Masson. On October 11, 2004, the Board approved the acceleration of all remaining 8,000 unvested stock options of the resigning Board members. The Company will recognize an expense charge in the amount of $0.3 million during the fourth quarter of 2004 as a result of the accelerated vestings.

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

Executive Overview

     We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,802 towers and in-building systems as of September 30, 2004, located primarily in the top 100 basic trading area markets in the United States.

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

     Our business consists of our wireless and broadcast segments. For the nine months ended September 30, 2004, all of our revenues came from our leasing and licensing operations within these segments. Factors affecting the growth in our wireless revenues include, among other things, the rate at which wireless carriers choose to deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.

     The material opportunities, challenges and risks of our business have changed significantly over the past two years. We have reshaped our business operations and reduced our debt levels in order to minimize the impact of short-term variables in market demand. Specifically, we discontinued a major program of building new towers in mid-2002, completed the sale of our network services division in late 2002, restructured our balance sheet through a bankruptcy process completed in early 2003 and sold the operations of our broadcast services division in March 2004. Today, all of our revenues come from site leasing and licensing operations. Our growth opportunities are primarily linked to organic revenue growth on our existing portfolio of assets. We also see potential opportunities on a more limited basis with the development of new in-building neutral host assets.

     Generally, our leasing and licensing agreements are specific to each site and are for an initial term of five to ten years and are renewable for additional pre-determined periods at the option of the customer. Payments under leasing and licensing agreements are generally made on a monthly basis, and revenue from each agreement is recorded monthly. Rate increases based on fixed escalation clauses included in certain lease and licensing agreements are recognized on a straight-line basis over the terms of the agreement. We also generate revenue by providing engineering and site inspection services to our customers for a fee. Revenues from fees originate at the time the customer applies for space on our towers or we provide certain services required in order to process the customer’s application. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a recurring fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize these recurring fees as revenue when earned.

     Costs of operations consist primarily of ground rent, maintenance, utilities and taxes. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow. Fluctuations in our profit margin are therefore directly related to the incremental number of customers on each site and the amount of fees generated in a particular period.

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

Discontinued Operations

     We anticipate that, in the foreseeable future, the delay and uncertainty regarding the requirements of digital television multicasting will continue to restrict the amount of capital that broadcasters will invest in tower modification and construction. As a result of the trend of declining sales and profitability in our broadcast services division, we evaluated our alternatives to maximize stockholder value. On December 16, 2003, we decided to discontinue the operations of this division. In connection with this decision, we recorded a loss on disposal of the division of $17.0 million in the fourth quarter of 2003. The related assets and liabilities were reclassified as held for sale and recorded at estimated fair market value. On March 1, 2004, we closed the sale of this division. In the nine months ended September 30, 2004, the Company recorded additional income on the sale of $0.8 million. Revenues for broadcast services were $38.1 million and $26.8 million for the years ended December 31, 2001 and 2002, respectively. Broadcast services revenues were $1.2 million and $13.1 million for the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively.

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

     As a result of our reorganization, we have achieved profitability sooner than if we had not filed a voluntary petition for bankruptcy. We expect the portion of our significant customers’ capital expenditures related to network improvements and coverage enhancements to remain at current levels for the foreseeable future. As customers continue to add antenna sites to our towers, we expect revenues associated with our tower assets to increase. Because a significant percentage of tower operating costs are fixed and do not increase with additional customers, we expect that our margins will increase as we add additional customers on towers.

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

Tower Acquisitions and Dispositions

     Our portfolio has grown from 106 towers as of December 31, 1998, to 7,802 towers and in-building systems as of September 30, 2004. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.

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

	Reorganized	Predecessor
	Company	Company
	Eight Months	One Month
	Ended	Ended
	September 30,	January 31,
	2003	2003
	(dollars in thousands)
Revenues attributed to 545 SBC Towers	$387	$1,202
Total Revenues	208,173	25,626
Percent of Total Revenues	0.2%	4.7%
Costs of Operations (excluding depreciation, amortization and accretion expenses)	$200	$465
Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	68,859	8,901
Percent of Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	0.3%	5.2%

Share Repurchase Plan

     On July 28, 2004, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. The Company has selected a financial institution to manage the repurchase of the Company’s shares. The share repurchase is subject to prevailing market conditions and other considerations. During the three months ended September 30, 2004, the company repurchased 735,400 shares at an average price of $43.92 per share, which includes a $0.03 per share commission. Including legal costs of $0.2 million, the Company’s cost basis for these shares was an average price of $44.14 per share. The Company holds all repurchased shares as treasury stock. For more information about these repurchases, see Part II, Item 2 of this report.

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

     These factors include but are not limited to:

•	dependence on demand for wireless communications and related infrastructure;

•	our ability to add customers on our towers;

•	market conditions;

•	consolidation in the wireless industry;

•	material adverse changes in economic conditions in the markets we serve;

•	dependence upon a small number of significant customers;

•	competition from others in the communications tower industry including the impact of technological developments;

•	future regulatory actions and conditions in our operating areas;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	disputes with our current and prospective customers and lessors;

•	our leveraged capital structure and capital requirements;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

Results of Operations

Three Months Ended September 30, 2004 and the Three Months Ended September 30, 2003

     The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	(dollars in thousands)
Revenues:
Wireless	$85,575	$73,805
Broadcast	6,033	5,694

	Reorganized Company
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	(dollars in thousands)
Total revenues	91,608	79,499

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	26,248	25,589
Broadcast	589	455

Total cost of operations, excluding depreciation, amortization and accretion expenses	26,837	26,044

Selling, general and administrative expenses:
Wireless	5,646	6,296
Broadcast	241	693
Other	7,768	5,728

Total selling, general and administrative expenses	13,655	12,717

Depreciation, amortization and accretion expenses:
Wireless	24,337	24,555
Broadcast	2,006	838

Total depreciation, amortization and accretion expenses	26,343	25,393

Total operating expenses	66,835	64,154

Operating income	24,773	15,345

Other income (expense):
Interest income	427	143
Interest expense	(10,063)	(12,563)
Other income	27,620	1,134

Total other income (expense)	17,984	(11,286)

Income from continuing operations before income taxes	42,757	4,059
Income tax expense:
Income tax – current	375	597
Income tax – deferred	16,610	—

Total Income tax expense	16,985	597

Income from continuing operations	25,772	3,462
Discontinued operations (net of income taxes):
Loss from operations of discontinued broadcast services division, net of income tax expense	—	(248)
Income from disposal of discontinued segment, net of income tax expense	1,192	—

Net income	$26,964	$3,214

Adjusted EBITDA:
Wireless	81,111	46,636
Broadcast	5,203	2,095
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(7,578)	(6,859)

Total Adjusted EBITDA	$78,736	$41,872

     Revenues. Our revenues for the third quarter of 2004 were $91.6 million, compared to revenues of $79.5 million for the three months ended September 30, 2004. The year over year increase in our revenues was derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, new sites acquired or built during the period, and increases in fee revenues. Same site year over year revenue growth for the three months ended September 30, 2004 was $6.5 million or 9%. In determining same site revenue growth, only sites owned and operated during the entire third quarter of 2003 and the entire third quarter of 2004 were included. Revenues on the 260 SBC sites acquired since September 30, 2003 were $3.8 million, including the one-time recognition of deferred revenue associated with previously marketed SBC sites totaling $2.0 million, for the three months ended September 30, 2004. Fee revenues were $2.7 million and $1.2 million for the three months ended September 30, 2004 and the three months ended September 30, 2003, respectively. We owned or operated 7,802 towers and in-building systems at September 30, 2004, as compared to 7,509 towers and in-building systems at September 30, 2003.

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

	Reorganized Company
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	(dollars in thousands)
Significant Customer Revenue
Nextel and affiliates	$24,915	$23,594
% Total Consolidated Revenue	27%	30%
Cingular**	$19,481	$16,515
% Total Consolidated Revenue	21%	21%
AT&T Wireless**	$10,321	*
% Total Consolidated Revenue	11%	*
Total Consolidated Revenue	$91,608	$79,499

* Represents less than 10% of Total Consolidated Revenue
** As of October 27, 2004, these two customers have merged.

     Accounts receivable, net of allowance, increased by $0.6 million from December 31, 2003 to September 30, 2004. The increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance has declined $1.4 million in 2004 primarily due to recoveries of amounts previously reserved offset by write-offs of accounts receivable. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.

     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 29% for the three months ended September 30, 2004 and 33% for the three months ended September 30, 2003. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 31% for the three months ended September 30, 2004 and 35% for the three months ended September 30, 2003. In 2004, costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues for the wireless segment declined as a result of increased revenues generated from new customers on existing towers while costs remained relatively flat. Wireless costs of operations also included the one-time recognition of deferred ground rent associated with previously marketed SBC sites totaling $0.2 million for the three months ended September 20, 2004. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 10% for the three months ended September 30, 2004 and 8% for the three months ended September 30, 2003. In 2004, costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues for the broadcast segment were primarily affected by higher property taxes. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 15% of total revenues for the three months ended September 30, 2004 and 16% of total revenues for the three months ended September 30, 2003. Selling, general and administrative expenses for 2004 as a percentage of revenues decreased from 2003 levels due primarily to increased revenues from new customers on existing towers. The increase in selling, general and administrative expenses is largely attributable to the recognition of a one-time charge of $1.1 million associated with certain costs incurred for severance pay, as well as payroll taxes associated with stock option exercises in connection with the termination of our former Chief Financial Officer.

     Selling, general and administrative expenses for our wireless segment were 7% and 9% of wireless revenues for the three months ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 4% and 12% for the three months ended September 30, 2004 and 2003, respectively.

     Selling, general and administrative expenses not specific to the above business segments were 8% of total revenues for the three months ended September 30, 2004, and 7% of total revenues for the three months ended September 30, 2003.

     Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses were $26.3 million for the three months ended September 30, 2004, representing an increase of $1.0 million from the three months ended September 30, 2003. The net increase is primarily due to the net increase in depreciation and accretion expenses associated with the Company’s asset retirement obligations.

     Other Income (Expense). Other income, net, was $27.6 million in the three months ended September 30, 2004. Other income of $27.4 million is attributable to the wireless segment, consisting primarily of $27.8 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC agreement, partially offset by $0.3 million of loss on sale of assets and $0.1 million of customer contract write-offs. Other income (expense), net, not specific to any business segment totaled $0.2 million of income.

     Other income, net, was $1.1 million in the three months ended September 30, 2003. The wireless segment accounted for $4.7 million of income, consisting primarily of $3.8 million of income on sale of the Ubiquitel stock, a gain of $0.7 million from the sale of WCLI (a subsidiary), and a gain of $0.2 million on sale of fixed assets. The three months ended September 30, 2003 also included other expenses of $2.5 million in the broadcast segment, related to the impairment write-down of one of our broadcast towers. Other income (expense), net, not specific to any business segment was an expense of $1.1 million and consisted primarily of $1.2 million in SEC filing expenses, less income of $0.1 million to write our interest rate cap up to fair value.

     Interest Expense. Interest expense for the three months ended September 30, 2004 of $10.1 million consisted primarily of $4.8 million of interest on our credit facility, $4.1 million of interest on our Senior Notes and amortization of debt issuance costs of $1.1 million plus other interest of $0.4 million, less $0.3 million of capitalized interest. Interest expense for the three months ended September 30, 2003 consisted primarily of $6.4 million of interest on our credit facility, $4.2 million of interest on our Senior Notes, amortization of debt issuance costs of $1.0 million, write-offs of debt issuance costs of $0.8 million, and other interest of $0.1 million.

     Income Tax Expense. Income tax expense was $17.0 million for the three months ended September 30, 2004, representing an increase of $16.4 million from the three months ended September 30, 2003. The increase in income tax expense results from a $38.7 million increase in taxable income from continuing operations over the same period last year and the recognition of deferred income tax expense. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. In the three months ended September 30, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $16.6 million.

     Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. This division was sold on March 1, 2004. Losses from operations of this division were $0.2 million for the three months ended September 30, 2003. In the three months ended September 30, 2004, the Company recorded a gain on disposal of the broadcast services division of $1.2 million primarily related to a reassessment of the collectibility of the promissory notes. The notes, which are reduced by a valuation allowance, were recorded by the Company at the time of sale at their estimated fair values. The valuation allowance is periodically evaluated based on actual collection experience and our expectation of future collectibility.

Nine Months Ended September 30, 2004, Eight Months Ended September 30, 2003 and the One Month Ended January 31, 2003

     On January 28, 2003, the Bankruptcy Court confirmed our Plan of Reorganization, and we emerged from bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, our results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 to the unaudited condensed consolidated financial statements for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.

The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company		Predecessor Company
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2004	2003	2003
	(dollars in thousands)
Revenues:
Wireless	$246,164	$193,246	$23,855
Broadcast	17,445	14,927	1,771

Total revenues	263,609	208,173	25,626

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	76,771	67,435	8,657
Broadcast	1,857	1,424	244

Total cost of operations, excluding depreciation, amortization and accretion expenses	78,628	68,859	8,901

Selling, general and administrative expenses:
Wireless	16,941	15,556	2,119
Broadcast	716	1,513	107
Other	21,551	15,958	1,777

Total selling, general and administrative expenses	39,208	33,027	4,003

Depreciation, amortization and accretion expenses:
Wireless	73,423	64,733	15,516
Broadcast	3,858	2,671	414

Total depreciation, amortization and accretion expenses	77,281	67,404	15,930

Total operating expenses	$195,117	$169,290	$28,834

Operating income (loss)	$68,492	$38,883	$(3,208)

Other income (expense):
Interest income	$956	$639	$137
Interest expense	(29,344)	(40,428)	(4,721)
Gain on debt discharge	—	—	1,034,764
Other income (expense)	25,522	(1,936)	(493)

Total other income (expense)	$(2,866)	$(41,725)	$1,029,687

Income (loss) from continuing operations before income Taxes	$65,626	$(2,842)	$1,026,479
Income tax expense:
Income tax – current	1,086	1,270	5
Income tax – deferred	24,829	—	—

Total Income tax expense	25,915	1,270	5

Income (loss) from continuing operations	39,711	(4,112)	1,026,474

	Reorganized Company		Predecessor Company
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2004	2003	2003
	(dollars in thousands)
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)
Professional and other fees	—	—	(23,894)

Total reorganization items	$—	$—	$(668,582)

Income (loss) before discontinued operations	$39,711	$(4,112)	$357,892
Discontinued operations (net of income taxes):
Loss from operations of discontinued segment, net of income tax expense	(124)	(1,344)	(686)
Income (loss) on disposal of discontinued segment, net of income tax expense	849	(596)	—

Income (loss) before cumulative effect of change in accounting principle	$40,436	$(6,052)	$357,206
Cumulative effect of change in accounting principle	—	—	(12,236)

Net income (loss)	$40,436	$(6,052)	$344,970

Adjusted EBITDA:
Wireless	179,358	112,999	12,586
Broadcast	14,872	9,539	1,420
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(22,935)	(18,187)	(1,777)

Total Adjusted EBITDA	$171,295	$104,351	$12,229

     Revenues. Revenues in 2004 were primarily affected by incremental revenue derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, new sites acquired or built during the period, and increases in fee revenues. Revenues on the 260 SBC sites acquired since September 30, 2003 were $5.5 million, including the one-time recognition of deferred revenue associated with previously marketed SBC sites totaling $2.1 million, for the nine months ended September 30, 2004. Fee revenues were $7.1 million, $3.6 million and $0.2 million for the nine months ended September 30, 2004, the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. We owned or operated 7,802 towers and in-building systems at September 30, 2004, as compared to 7,509 towers and in-building systems at September 30, 2003.

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

	Reorganized Company		Predecessor Company
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2004	2003	2003
	(dollars in thousands)
Significant Customer Revenue
Nextel and affiliates	$73,165	$62,779	$7,434
% Total Consolidated Revenue	28%	30%	29%
Cingular**	$56,049	$42,080	$5,853
% Total Consolidated Revenue	21%	20%	23%
AT&T Wireless**	$27,217	*	*
% Total Consolidated Revenue	10%	*	*
Total Consolidated Revenue	$263,609	$208,173	$25,626

* Represents less than 10% of Total Consolidated Revenue

** As of October 27, 2004, these two customers have merged.

     Accounts receivable, net of allowance, increased by $0.6 million from December 31, 2003 to September 30, 2004. The increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance has declined $1.4 million in 2004 primarily due to recoveries of amounts previously reserved offset by write-offs of accounts receivable. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.

     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues were 30% for the nine months ended September 30, 2004, 33% for the eight months ended September 30, 2003 and 35% for the one month ended January 31, 2003. Costs of operations, excluding depreciation, amortization and accretion expenses, for the wireless segment as a percentage of wireless segment revenues were 31% for the nine months ended September 30, 2004, 35% for the eight months ended September 30, 2003 and 36% for the one month ended January 31, 2003. Wireless costs of operations also included the one-time recognition of deferred ground rent associated with previously marketed SBC sites totaling $0.2 million for the nine months ended September 30, 2004. Broadcast leasing costs of operations, excluding depreciation, amortization and accretion expenses, as a percentage of broadcast leasing revenues were 11% for the nine months ended September 30, 2004, 10% for the eight months ended September 30, 2003 and 14% for the one month ended January 31, 2003. In 2004, costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of revenues for the broadcast segment were primarily affected by higher property taxes. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 15% of total revenues for the nine months ended September 30, 2004. Selling, general and administrative expenses were 16% of total revenues for both the eight months ended September 30, 2003 and the one month ended January 31, 2003. Selling, general and administrative expenses for 2004 as a percentage of revenues decreased from 2003 levels due primarily to increased revenues from new customers on existing towers. A significant portion of the increase in selling, general and administrative expenses stems from consulting and professional fees for Sarbanes-Oxley Act implementation and related expenses associated with compliance initiatives put in place over the past year, and costs associated with the search for additional board members. In addition, we recognized a one-time charge of $1.1 million associated with certain costs incurred for severance pay, as well as payroll taxes associated with stock option exercises in connection with the termination of our former Chief Financial Officer.

     Selling, general and administrative expenses for our wireless segment were 7%, 8% and 9% of wireless revenues for the nine months ended September 30, 2004, the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 4%, 10% and 6% for the nine months ended September 30, 2004, the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively.

     Selling, general and administrative expenses not specific to the above business segments were 8% of total revenues for the nine months ended September 30, 2004, 8% of total revenues for the eight months ended September 30, 2003 and 7% for the one month ended January 31, 2003.

     Depreciation, Amortization, and Accretion Expenses. Depreciation, amortization and accretion expenses were $77.3 million for the nine months ended September 30, 2004, representing a decline of $6.1 million from the combined eight months ended September 30, 2003 and the one month ended January 31, 2003. The net overall decline across both the wireless and broadcast segments is the result of implementing fresh start accounting which reduced the depreciable basis of property and equipment. See Note 2 for a more detailed discussion of the effect of the Company’s Plan of Reorganization and the effect of implementing certain fresh start adjustments. Partially offsetting the overall decline were net increases across both segments in depreciation and accretion expenses associated with the Company’s asset retirement obligations.

     Other Income (Expense). Other income, net, was $25.5 million in the nine months ended September 30, 2004. The nine months ended September 30, 2004 included other income of $26.9 million in the wireless segment, consisting primarily of $28.3 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC agreement, partially offset by $1.1 million of loss on sale of assets and $0.7 million of write-offs of customer contracts relating to communications towers that were sold. Other expenses not specific to any business segment were $1.4 million, consisting primarily of $1.6 million of expenses related to the public offering of shares of our common stock and $0.2 million related to the write-down of our interest rate cap to fair value, partially offset by miscellaneous income of $0.5 million.

     Other expense, net, was $1.9 million and $0.5 million in the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. The eight months ended September 30, 2003 included net other income of $2.8 million in the wireless segment, primarily consisting of $3.8 million of income on the sale of Ubiquitel stock and a gain of $0.4 million from the sale of WCLI (a subsidiary), netted with $1.4 million in losses on sale of assets and a loss of $0.6 million in the disposal of our operations in Mexico (a subsidiary). The eight months ended September 30, 2003 also included other expenses of $2.5 million in the broadcast segment, related to the impairment write-down of one of our broadcast towers. Other expense not specific to any business segment was $2.2 million, consisting primarily of $1.2 million of SEC filing expenses, $0.5 million in additional reorganization charges, $0.4 million related to the write-down of our interest rate cap to fair value, and $0.1 million of expenses related to miscellaneous write-offs and adjustments. For the one month ended January 31, 2003, the $0.5 million of other expense related to the wireless segment and consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.

     Interest Expense. Interest expense for the nine months ended September 30, 2004 consisted primarily of $14.0 million of interest on our credit facility, $12.1 million of interest on our Senior Notes, amortization of debt issuance costs of $3.3 million, and other interest of $0.6 million, less $0.6 million of capitalized interest. Interest expense for the eight months ended September 30, 2003 consisted primarily of $21.3 million of interest on our credit facility, $6.3 million of interest on our Senior Notes, amortization of debt issuance costs of $3.5 million, write-offs of debt issuance costs of $8.9 million, and other interest of $0.4 million. Interest expense for the one month ended January 31, 2003 consisted of $4.3 million of interest on our credit facility and amortization of debt issuance costs of $0.4 million.

     Income Tax Expense. Income tax expense was $25.9 million for the nine months ended September 30, 2004, representing an increase of $24.6 million over the combined eight months ended September 30, 2003 and the one month ended January 31, 2003. The increase in income tax expense results from an increase in taxable income from continuing operations over the same period last year and the recognition of deferred income tax expense. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. In the nine months ended September 30, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $24.8 million.

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

     Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. This division was sold on March 1, 2004. Losses from operations of this division were $0.1 million, $1.3 million and $0.7 million for the nine months ended September 30, 2004, the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively. In the nine months ended September 30, 2004, the Company recorded a gain on disposal of the broadcast services division of $0.8 million primarily related to a reassessment of the collectibility of the promissory notes. The notes, which are reduced by a valuation allowance, were recorded by the Company at the time of sale at their estimated fair values. The valuation allowance is periodically evaluated based on actual collection experience and our expectation of future collectibility. In the eight months ended September 30, 2003, the Company recorded a loss on disposal of the network services business. This amount consisted of the settlement of a disputed item related to the disposal of our network services business.

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

Cash Flows

     Cash provided by operating activities was $115.1 million for the nine months ended September 30, 2004. Cash provided by operating activities was $67.4 million for the eight months ended September 30, 2003 and $5.9 million for the one month ended January 31, 2003. The increase in cash provided by operating activities in 2004 is primarily attributable to increased operating income.

     Cash used in investing activities was $80.2 million for the nine months ended September 30, 2004. Cash provided by investing activities was $63.5 million for the eight months ended September 30, 2003 and cash used in investing activities was $2.7 million for the one month ended January 31, 2003. Investing activities for the nine months ended September 30, 2004 consisted primarily of $27.8 million of purchases of property and equipment and $53.6 million in acquisitions of towers and customer contracts, primarily related to towers leased and subleased from SBC. Investing activities for the eight months ended September 30, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million, proceeds from the sale of an investment in available-for-sale securities of $5.0 million and proceeds from the sale of our Canadian leasing operations for $2.1 million. In addition, we invested $24.8 million and $2.7 million in purchases of property and equipment and acquisitions, primarily related to the acquisition and construction of communications towers, in the eight months ended September 30, 2003 and the one month ended January 31, 2003.

     Cash used in financing activities was $11.7 million in the nine months ended September 30, 2004. Cash used in financing activities was $148.3 million in the eight months ended September 30, 2003 and $10.9 million in the one month ended January 31, 2003. Cash used in financing activities for the nine months ended September 30, 2004 consisted primarily of $22.0 million in proceeds from the issuance of common stock related to the exercise of stock options and repayment of executive notes of $1.4 million, offset by repurchases of common stock of $32.5 million, $1.4 million of payments on our credit facility, payments on capital leases of $0.3 million and payments of $0.9 million of additional debt issuance costs. Cash used in financing activities for the eight months ended September 30, 2003 consisted primarily of $200.0 million in proceeds from the issuance of our 8 1/4% Senior Notes Due 2010 and $2.4 million in proceeds from the issuance of common stock, offset by $343.0 million of payments on our credit facility, payments on capital leases of $0.4 million and $7.4 million in debt issuance costs related to the Senior Notes. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters.

Financing Transactions

     On February 11, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $347.8 million from the offering. In connection with this offering, we incurred costs of approximately $0.9 million in the nine months ended September 30, 2004.

     On May 10, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by three of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $316.1 million from the offering. In connection with this offering, we incurred costs of approximately $0.5 million in the nine months ended September 30, 2004.

     On July 28, 2004, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. The Company has selected a financial institution to manage the repurchase of the Company’s shares. The share repurchase is subject to prevailing market conditions and other considerations. During the three months ended September 30, 2004, the Company repurchased 735,400 shares at an average price of $43.92 per share, which includes a $0.03 per share commission. Including legal costs of $0.2 million, the Company’s cost basis for these shares was an average price of $44.14 per share. The Company holds all repurchased shares as treasury shares. For more information about these repurchases, see Part II, Item 2 of this report.

Credit Facility

     Our principal operating subsidiary, Communications, is party to an amended and restated credit facility with lending commitments totaling approximately $638.2 million. The credit facility includes a revolving credit facility with a borrowing limit of $200.0 million, subject to compliance with covenants and the satisfaction of certain conditions precedent. As of September 30, 2004, Communications could borrow up to approximately $192.1 million of the $200.0 million under the revolving credit facility. The maximum amount available will be reduced (and, if necessary, any amounts outstanding must be repaid) in quarterly installments beginning on September 30, 2005 and ending on June 30, 2007. The credit facility also includes a multiple-draw term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2006 and ending on June 30, 2007, and a term loan that is fully drawn and which must be repaid in quarterly installments beginning on September 30, 2007 and ending on December 31, 2007. As of September 30, 2004, $187.0 million was outstanding under the multiple draw term loan and $251.2 million was outstanding under the term loan.

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

     The revolving credit loans and the multiple draw term loans bear interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus an applicable margin ranging from 2.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 3.25% to 2.25% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Canadian Imperial Bank of Commerce’s base rate plus 0.75% per annum or the Eurodollar rate plus 2.00% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of September 30, 2004 was 3.87%.

     In February 2003, we entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on our variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of September 30, 2004, the carrying amount and fair value of this instrument was $0.004 million and is included in Other assets in the unaudited consolidated financial statements.

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

     With the proceeds of the sale of 545 towers to Cingular, Communications repaid $31.4 million of the multiple draw term loan and $42.1 million of the term loan on February 11, 2003. In addition, Communications repaid $1.1 million of the multiple draw term loan and $1.4 million of the term loan on February 19, 2003. In connection with these repayments, Communications wrote off $1.6 million in debt issuance costs. This charge is included in interest expense in the unaudited consolidated statement of operations.

     On December 29, 2003, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan with proceeds from the sale of Metrosite. In connection with these repayments, Communications wrote off approximately $7,700 in debt issuance costs.

     On March 1, 2004, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan. In connection with these repayments, Communications wrote off approximately $7,000 in debt issuance costs. This charge is included in interest expense in the unaudited consolidated statement of operations.

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

     On September 3, 2004, Communications repaid $0.4 million of the multiple term draw loan and $0.6 million of the term loan with the proceeds from the sale of the broadcast services division. In connection with these repayments, Communications wrote off approximately $17,000 in debt issuance costs. This charge is included in interest expense in the unaudited condensed consolidated statement of operations.

     The following table summarizes activity with respect to our credit facility from January 1, 2004 through September 30, 2004:

	Amount Owed			Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
		(in thousands)
Balance, January 1, 2004	$187,581	$251,974	$439,555	$200,000
Repayments	(598)	(802)	(1,400)	—

Balance, September 30, 2004	$186,983	$251,172	$438,155	$200,000

Liquidity and Commitments

     We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The credit facility has remained in place during, and since, the reorganization.

     We had cash and cash equivalents of $83.6 million at September 30, 2004 and $60.4 million at December 31, 2003. We also had $438.2 million outstanding under our credit facility at September 30, 2004 and $439.6 million outstanding at December 31, 2003. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $192.1 million under the revolving credit facility as of September 30, 2004. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 3.87% as of September 30, 2004 and 3.95% as of December 31, 2003. Giving effect to the amendment discussed above, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2003 would have been 3.51%.

     On August 16, 2004, the Company completed its last closing under its agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. We may acquire additional towers from various third parties in the future and will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations, available cash on hand and availability under our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the foreseeable future. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital or reduce our capital expenditures and any related acquisition activity.

     The following table provides a summary of our material debt, lease and other contractual commitments as of September 30, 2004:

	Payments Due by Period
Contractual		Less than
Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
		(in thousands)
Credit Facility	$438,155	$—	$80,170	$357,985	$—
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	997	469	528	—	—
Operating Leases Payments	327,192	65,730	97,714	57,136	106,612
Asset Retirement Obligations	40,188	188	1,428	1,974	36,598

Total Contractual Cash Obligations	$1,006,532	$66,387	$179,840	$417,095	$343,210

     In addition, we had standby letters of credit of $7.9 million and surety bonds of $2.9 million outstanding at September 30, 2004, most of which expire within one year.

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

     Adjusted EBITDA was calculated as follows for the periods presented:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
	(in thousands)
Net income (loss)	$26,964	$3,214	$40,436	$(6,052)	$344,970
Depreciation, amortization and accretion expenses	26,343	25,393	77,281	67,404	15,930
Interest income	(427)	(143)	(956)	(639)	(137)
Interest expense	10,063	12,563	29,344	40,428	4,721
Gain on debt discharge	—	—	—	—	(1,034,764)
Income tax expense	16,985	597	25,915	1,270	5
Reorganization items:
Adjust accounts to fair value	—	—	—	—	644,688
Professional and other fees	—	—	—	—	23,894
Loss from operations of discontinued segment, net of income tax expense	—	248	124	1,344	686
Loss (income) on disposal of discontinued segment	(1,192)	—	(849)	596	—
Cumulative effect of change in accounting principle	—	—	—	—	12,236

Adjusted EBITDA	$78,736	$41,872	$171,295	$104,351	$12,229

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

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
	(in thousands)
Net cash provided by operating activities	$43,593	$34,863	$115,092	$67,422	$5,892
Less: Purchases of property and equipment	(10,734)	(3,962)	(27,779)	(10,143)	(2,737)

Free cash flow	$32,859	$30,901	$87,313	$57,279	$3,155

     Cash flow provided by (used in) investing activities and cash flows provided by (used in) financing activities for the periods presented are as follows:

	Reorganized Company				Predecessor Company
	Three Months	Three Months	Nine Months	Eight Months	One Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2004	2003	2004	2003	2003
	(in thousands)
Net cash (used in) provided by investing activities	$(60,185)	$1,850	$(80,183)	$63,543	$(2,737)

Net cash used in financing activities	$(26,633)	$(39,616)	$(11,699)	$(148,347)	$(10,884)

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

Revenue Recognition

     Revenues are recognized when earned based on lease and license agreements. Rate increases based on fixed escalation clauses that are included in certain lease and license agreements are recognized on a straight-line basis over the term of the lease or license. Revenues from fees, such as engineering and site inspection fees, are recognized upon delivery of the related products and services to the customer. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a recurring fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize these recurring fees as revenue when earned.

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

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a 100% valuation allowance on the net deferred tax asset as of September 30, 2004, due to uncertainties related to utilization of deferred tax assets, primarily relating to net operating loss carryforwards, before they expire. In accordance with SOP 90-7, reductions in the valuation allowance that relate to deferred tax assets generated before emergence from bankruptcy will reduce intangible assets to zero and then increase additional paid-in capital. In the nine months ended September 30, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $24.8 million.

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

     A significant portion of our revenue is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 29% and 23%, respectively, of our revenues for the one month ended January 31, 2003, and 30% and 20%, respectively, of our revenues for the eleven months ended December 31, 2003. Nextel (including its affiliates), Cingular, and AT&T Wireless represented approximately 28%, 21% and 10% of our revenues for the nine months ended September 30, 2004. If Nextel, Cingular, AT&T Wireless or any of our other customers suffer financial difficulties or are unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

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

     From December 2000 through August 2004, we leased or subleased a net total of 2,476 towers under the terms of certain acquisition agreements, as amended, from affiliates of SBC Communications (“SBC”). The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These leases or subleases and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, which may limit our revenue growth and our ability to achieve or sustain profitability. Alternatively, future acquisitions may be financed through the issuance of additional equity, which would dilute your interest as a stockholder. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business.

We emerged from a chapter 11 bankruptcy reorganization in February 2003, have a history of losses and may not maintain profitability.

     Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $19.7 million for the eleven months ended December 31, 2003 and earned net income of $40.4 million in the nine months ended September 30, 2004. If we cannot maintain profitability, the value of your investment in our company may decline.

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

     Our future performance depends largely on the continued services of senior executive officers. This dependence is particular to our business because the skills, knowledge, technical experience and customer relationships of our senior executive officers are essential to obtaining and maintaining these relationships and executing our business plan. Although our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have employment agreements with SpectraSite, the loss of any key employee may have a detrimental effect on our ability to effectively manage our business.

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

     The FCC recently implemented a voluntary tower construction notification system that is intended to streamline the approval process for new towers. Tower companies have been encouraged to submit information on proposed construction in this new on-line notification system, which will then be used to notify and solicit comment from relevant state, local, and tribal government agencies. The FCC also recently adopted a new nationwide programmatic agreement that modifies, and in some cases streamlines, procedures for obtaining construction approval for tower facilities. It is not known at this time what effect, if any, these new regulatory undertakings will have on our business.

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

     Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. We self-insure almost all of our towers against these risks. Since our inception, two of our towers have been destroyed by high wind, one has collapsed due to unknown causes, resulting in fatalities, and several tower sites have suffered minor damage due to flooding. In addition, we own, lease and license a large number of towers in geographic areas, including Texas, California, Illinois, Florida, Alabama and Ohio, that have historically been subject to natural disasters, such as high winds, floods, earthquakes and severe weather. A tower accident for which we do not have adequate insurance reserves or have no insurance, or a large amount of damage to a group of towers, could decrease the value of our assets and have an adverse effect on our operating results.

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

     We are, and may continue to be, leveraged. As of September 30, 2004, we had $638.2 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:

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

     Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of September 30, 2004, we had 49,436,346 shares of common stock issued and we have reserved an additional 4,073,414 shares of common stock for issuance under our stock option plan and 2,497,690 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of September 30, 2004 and December 31, 2003. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of September 30, 2004:

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total
	(dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

     As of September 30, 2004 and December 31, 2003, we had $438.2 million and $439.6 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 3.87% and 3.95%, respectively. A 1% increase in the interest rate on our variable rate debt would have increased interest expense by approximately $3.3 million, $4.0 million and $0.7 million in the nine months ended September 30, 2004, the eight months ended September 30, 2003 and the one month ended January 31, 2003, respectively.

     In addition, as of September 30, 2004, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of September 30, 2004, the carrying amount and fair value of this instrument was $0.004 million.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     We have conducted an evaluation, under the supervision of and participation by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls.

     There were no significant changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     On April 23, 2004, Winstar Communications, LLC and Winstar of New York, LLC (collectively, “Winstar”) filed a class action lawsuit in the United States District Court for the Southern District of New York against more than 800 owners and managers of commercial real estate properties that have entered into leases or other arrangements with Winstar. The defendants include real estate investment trusts, privately held commercial real estate companies, the Building Owners and Managers Association of New York (“BOMA”) and SpectraSite Building Group, Inc., one of our subsidiaries. The suit asserts claims for violations of federal and state antitrust law, and federal communications law, and seeks an unspecified amount of monetary damages and specific performance. The claims are premised upon the allegations, among others, that the defendants, through BOMA and other rooftop managers including SpectraSite Building Group, Inc., conspired to fix rental prices of building access for telecommunications services by disseminating non-public pricing information among the defendants that stabilized building access rates for competitive telecommunications providers such as Winstar. Although the suit is in its early stage, we believe that it is without merit. On August 13, 2004, the defendants filed a motion to dismiss the action, which remains pending. While we are unable to predict the outcome of this suit, we do not expect it to have a material adverse effect on our business or financial condition.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 28, 2004, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. The share repurchase is subject to prevailing market conditions and other considerations. The Company will hold any repurchased shares as treasury shares. The table below sets forth information with respect to our repurchases of our common stock during the three months ended September 30, 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share (1)	Programs (2)	Programs (2)
Month #1 (7/1/04 – 7/31/04)	—	$—	—	—
Month #2 (8/1/04 – 8/31/04)	305,000	$43.10	305,000	3,601,535 (3)
Month #3 (9/1/04 – 9/30/04)	430,400	$44.49	430,400	3,068,905 (4)

Total:	735,400	$43.92	735,400	3,068,905 (4)

(1)	Includes commission of $0.03 per share.

(2)	The repurchase program is being effected by our management from time to time, depending on market conditions and other factors, through open market purchases or privately negotiated transactions. Our Board of Directors authorized us to engage one or more financial institutions to assist us with managing the repurchase of our shares of common stock under this repurchase program. The Company has selected a financial institution to manage the repurchase of the Company’s shares. This repurchase program has no expiration or termination date.

(3)	Based on a closing price of SpectraSite common stock of $44.94 per share on August 31, 2004.

(4)	Based on a closing price of SpectraSite common stock of $46.50 per share on September 30, 2004.

ITEM 5 — OTHER INFORMATION

     Effective June 30, 2004, the Company expanded the size of its Board of Directors to ten members by adding six new members, five of whom are independent under the applicable rules. In connection with commencement of service on the Company’s Board of Directors, on July 28, 2004, each of the five new non-employee Directors received for nominal consideration 1,500 shares of restricted common stock of the Company for a total of 7,500 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and are restricted until June 30, 2005, at which time they become fully vested. Accordingly, the Company will recognize an expense charge in the amount of $0.3 million over the restricted period.

     Effective October 11, 2004, the Company reduced the size of its Board of Directors to eight members in connection with the resignations of two Directors who are affiliated with former significant stockholders of the Company. In connection with these resignations, the Company approved the acceleration of the remaining 8,000 unvested stock options beneficially owned by these members. The Company will recognize an expense charge in the amount of $0.3 million in 2004 as a result of these accelerated vesting. Six of the eight current members of the Company’s Board are independent under the applicable rules.

     On November 1, 2004, the Company announced the hiring of Mark A. Slaven as the Company’s Chief Financial Officer. For information about the terms of Mr. Slaven’s employment, please refer to the Company’s Form 8-K filed on November 2, 2004.

ITEM 6 — EXHIBITS

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1	Employment Agreement dated as of November 1, 2004, by and between the Registrant and Mark A. Slaven. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 2, 2004.

10.2	Stock Option Agreement dated as of November 1, 2004, by and between the Registrant and Mark A. Slaven. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 2, 2004.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRASITE, INC.

/s/ STEPHEN H. CLARK

Stephen H. Clark
President and Chief Executive Officer

/s/ MARK A. SLAVEN

Mark A. Slaven
Chief Financial Officer

Date: November 3, 2004

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1	Employment Agreement dated as of November 1, 2004, by and between the Registrant and Mark A. Slaven, Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 2, 2004.

10.2	Stock Option Agreement dated as of November 1, 2004, by and between the Registrant and Mark A. Slaven, Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 2, 2004.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• Filed herewith