Form 10-K
period 2004-12-31
SPECTRASITE INC
filed 2005-03-16
CIK 1072048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 001-31769
SpectraSite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2027322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Regency Forest Drive Cary, North Carolina (Address of principal executive offices)	27511 (Zip Code)
(Registrant’s telephone number, including area code)
(919) 468-0112

Securities Registered Pursuant to Section 12 (b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange
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
Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,114,203,242.46 based on the price at which the Company’s common stock was last sold on such date.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑          No ☐
      As of March 11, 2005, the registrant had only one outstanding class of common stock, of which there were 46,521,078 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information called for by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2004.

SPECTRASITE, INC.
FORM 10-K ANNUAL REPORT

i

EXPLANATORY NOTE
      We are restating our financial statements for the eleven months ended December 31, 2003, for the two months ended March 31, 2003, for the second, third and fourth quarters of 2003 and for the first, second and third quarters of 2004. This restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2004. This restatement corrects errors in:

•	the recognition of ground lease rent expense to recognize expense on a straight-line basis over the initial term of the lease plus any future option renewal periods where there is reasonable assurance at the inception of the lease that the lease will be renewed, and

•	the accounting for the amortization of leasehold improvements (primarily wireless and broadcast towers) to amortize such improvements over the lesser of the remaining term of the underlying ground lease or the estimated useful life of the leasehold improvement.
      In addition to the above, we have identified certain other errors that have been corrected, none of which is considered material individually or in the aggregate in any of the periods presented. Please see Note 1 to the consolidated financial statements located elsewhere in this report for a summary of these corrections.
      In consultation with our independent registered public accounting firm, Ernst & Young LLP, we reviewed certain non-cash items relating to our lease accounting practices as a result of a public letter issued by the United States Securities And Exchange Commission (the “SEC”) to the American Institute of Certified Public Accountants on February 7, 2005 stating the SEC’s views regarding existing accounting literature applicable to leases and leasehold improvements. As a result of this review, we corrected our method of accounting for ground leases and amortization of leasehold improvements to comply with generally accepted accounting principles in the United States (“GAAP”) and determined that these matters required material adjustments to the 2003 financial information previously filed on Form 10-K and the financial information for the periods ended March 31, June 30, and September 30, 2003 and 2004. The adjustments resulting from our review are discussed in greater detail in this report in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 14 to our consolidated financial statements located elsewhere in this report.
      We have increased our basic and diluted loss per share for the eleven months ended December 31, 2003 by $0.62 from the results reported in our Annual Report on Form 10-K for the eleven months ended December 31, 2003 and are now reporting basic and diluted loss per share for that period of $1.04. The financial results included in this report have incorporated these adjustments.
      We do not intend to file any amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon. All of our future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q will reflect the restated information, where applicable.
      All referenced amounts in this report for year ended December 31, 2004 and the eleven months ended December 31, 2003 and prior period comparisons reflect the balances and amounts on a restated basis.
      We have adopted fresh start accounting and reorganized into a new reporting entity (the “Reorganized Company”) upon emergence from chapter 11 bankruptcy, effective as of January 31, 2003. As a result of the implementation of fresh start accounting, the financial statements of the Reorganized Company after the effective date are not comparable to the financial statements of the predecessor company for prior periods. We have not restated any periods for the predecessor company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Reorganized Company.

ii

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
      These factors include but are not limited to:

•	company consolidations affecting the wireless industry;

•	dependence on demand for wireless communications and related infrastructure;

•	our ability to add customers on our towers;

•	loss of existing customers on our towers;

•	market conditions;

•	material adverse changes in economic conditions in the markets we serve;

•	dependence upon a small number of significant customers;

•	competition from others in the communications tower industry, including the impact of technological developments;

•	future regulatory actions and conditions in our operating areas;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	disputes with our current and prospective customers and lessors;

•	our leveraged capital structure and capital requirements;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.
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

iii

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

Overview
      We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our primary business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,821 towers and in-building systems as of December 31, 2004, primarily located in the top 100 basic trading area, or “BTA,” markets in the United States.
      We operate in two business segments: wireless and broadcast. For financial information about our business segments, as well as financial information about the geographic areas in which we operate, refer to Note 13 to our consolidated financial statements located elsewhere in this report. During 2004, all of our revenues came from our leasing and licensing operations. Factors affecting the growth in our revenues include, among other things, the rate at which wireless carriers deploy capital to improve and expand their wireless networks and variable contractual escalation terms associated with existing site leasing and licensing agreements.
      Our strategy is to increase our recurring revenues by increasing the utilization of our wireless and broadcast towers, in-building shared infrastructure systems, and managed rooftop sites. We also seek to develop, own, and operate shared tenant distributed antenna systems. Our ability to increase revenues is driven by wireless carriers’ need to improve network quality and desire to expand network coverage. Although our customers historically have focused primarily on providing voice-grade wireless services, we believe they are increasingly focusing on providing new wireless applications, including broadband wireless data and third generation wireless network applications.
      We believe the long-term, contractual nature of our site leasing and licensing business provides us with a stable base of revenues from which we are able to grow. In general, our site leasing and licensing agreements provide for annual escalators of 3% to 5%. Because a large percentage of our tower operating expenses does not increase as we add additional revenues to our tower sites, we experience very high incremental operating margins.
      A number of events impacted our company during the last twelve months. These events are more fully described below, and include the completion of the sale of our broadcast services division, the consolidation of certain of our key customers, the reconstitution of our Board of Directors, the initiation of our stock repurchase authorization, the completion of our agreement to lease and sublease towers from affiliates of SBC Communications (“SBC”), the refinancing of our senior credit facility, and the development of our strategy to create long-term stockholder value.
      On March 1, 2004, we completed the sale of our broadcast services division for $0.9 million in cash, $4.5 million in notes receivable, and $1.0 million in in-kind services. Broadcast services’ revenues for the year ended December 31, 2002, the one month ended January 31, 2003, the eleven months ended December 31, 2003 and the year ended December 31, 2004 were $26.8 million, $1.2 million, $13.1 million and $1.8 million, respectively. The results of the broadcast services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation. Upon the completion of our sale of our broadcast services division we became a pure play, recurring revenue based company focused predominantly on revenues derived from our site leasing and licensing operations.

      The trend of consolidation among wireless carriers continued during 2004 as Cingular acquired AT&T Wireless to create the nation’s largest wireless carrier and Sprint and Nextel entered into a merger agreement. Wireless industry analysts estimate that since 1999 the five largest wireless carriers have increased their ownership percentage of U.S. wireless subscribers from approximately fifty-eight percent to approximately seventy-eight percent. We believe wireless carriers are likely to continue to consolidate as they seek to control a greater percentage of U.S. wireless subscribers and as they try to provide those subscribers with higher quality wireless service offerings. Wireless carrier consolidation may also result in companies with higher credit ratings and greater access to capital which would enable carriers to make the capital investments necessary to support the development of next generation wireless voice and data networks.
      On June 22, 2004, we reconstituted our Board of Directors. Previously, our Board of Directors was comprised of one member of management and three independent directors, two of whom were affiliated with our former significant stockholders. Our current Board of Directors is comprised of two members of management and six independent directors. The Board of Directors takes an active role in charting the Company’s direction in areas such as capital allocation, corporate strategy, corporate governance and compensation.
      On July 28, 2004, our Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. Between August and September of 2004, we utilized $32.3 million to repurchase shares under this authorization. On November 22, 2004, our Board of Directors increased the Company’s share repurchase authorization to $300.0 million. In addition, we announced the repurchase of $150.0 million of our outstanding common stock under an accelerated stock buyback agreement (the “ASB”) with Goldman, Sachs & Co. Since announcing our share repurchase authorization, we have utilized approximately $196.1 million of the $300.0 million authorization (including the ASB). We believe that having the flexibility to repurchase our common stock in the open market provides us with the opportunity to return value to stockholders on a consistent basis.
      On August 16, 2004, we completed the last closing under our agreement to lease and sublease towers from SBC. The final closing consisted of 191 towers for total cash consideration of approximately $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under the Company’s agreement with SBC. As a result of not acquiring these 276 towers, the Company recognized $29.2 million as Other income through the reversal of liabilities originally recorded for these towers. In the twelve months ended December 31, 2004, we leased or subleased a total of 204 towers from SBC, for which we paid approximately $53.6 million in cash.
      On November 19, 2004, our wholly owned subsidiary, SpectraSite Communications, Inc. (“Communications”), refinanced its credit facility with a syndicate of lenders led by TD Securities (USA) LLC and Citigroup Global Markets Inc. The new $900.0 million credit facility replaced Communications’ previous facility of $638.2 million, of which $438.2 million was drawn. Proceeds from borrowings of $450.0 million made at closing under the new facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. As compared to our previous credit facility, the new credit facility provides us with significantly more flexibility to repurchase common stock, pay dividends, and make acquisitions. The new credit facility also provides us with lower borrowing costs than our previous credit facility.
      During 2005, we plan to continue to focus on our core business of leasing and licensing antenna sites on our wireless and broadcast towers and our portfolio of commercial real estate rooftops. In addition, we plan to continue to develop shared tenant distributed antenna infrastructure systems. We have also continued to develop our long-term strategy to maximize stockholder value. Our management and Board of Directors are compiling and reviewing meaningful, independent data and analysis that can be used to further develop this strategy. We have engaged a nationally recognized consulting firm to assist us in these efforts.

Products and Services
      Our business consists of site leasing and licensing operations. As of December 31, 2004, we owned or operated 7,741 wireless towers and in-building systems and 80 broadcast towers primarily located in the top

100 BTA markets in the United States. We have major metropolitan market clusters in Los Angeles, Chicago, San Francisco, Philadelphia, Detroit and Dallas. Our principal business is the leasing of space on our antenna sites to wireless carriers, which represents more than 93% of our monthly revenues.

Wireless Tower Ownership, Leasing, Licensing and Management
      We are one of the largest independent owners and operators of wireless communications towers in the United States. We provide antenna site services, which primarily involve the leasing and licensing of antenna space on our towers, to wireless carriers. In leasing and licensing antenna space, we generally receive monthly fees from customers. Our customer leases and licenses typically have original terms of five to ten years, with four or five renewal periods of five years each at their option, and usually provide for periodic rate increases ranging from two percent to five percent per year. Monthly pricing varies with the tower location and the number and type of antennas installed on a given site. Our customers are leading wireless service providers, including Cingular, Sprint, Nextel, T-Mobile, Verizon Wireless and their affiliates.

In-Building Neutral Host Distributed Antenna Systems
      We are a leading provider in the rapidly growing business of in-building neutral host distributed antenna systems serving telecommunications carriers in the United States. We have the exclusive rights to develop and operate in-building systems for wireless carriers in 299 retail shopping malls, casino/hotel resorts and office buildings in the United States. Our leases with property owners providing us with the rights to install and operate the in-building systems are generally for an initial non-cancelable period of ten years. Some of these leases contain automatic extension provisions and continue after the initial period unless terminated by us. Under these leases, we are the exclusive operator of in-building neutral host distributed antenna systems for the term of the lease. We are also responsible for marketing the property as part of our portfolio of telecommunications sites and for installing, operating and maintaining the distributed antenna system at the properties. We grant rights to wireless service providers to attach their equipment to our in-building system for a fee under licenses with the providers that typically have an initial non-cancelable term of ten years. We typically share a portion of the collected fees with the property owners.

Broadcast Tower Ownership, Leasing, Licensing and Management
      We are one of the largest independent owners and operators of broadcast towers in the United States. Broadcast towers generally are taller and structurally more complex than wireless towers, require unique engineering skills and are more costly to build. The anchor customers on our broadcast towers are mostly television broadcasting companies. We provide antenna site services, which involve the leasing and licensing of antenna space on our broadcast towers to broadcasters and wireless carriers. In leasing and licensing antenna space, we generally receive monthly fees from customers, with contracts typically initially ranging from ten to 20 years. We typically share a portion of the operating expenses such as utilities, insurance and maintenance with our customers.

      The following chart shows the locations of our wireless towers, in-building systems and broadcast towers as of December 31, 2004:

State	Number

Texas	1,034
California	843
Illinois	742
Ohio	566
Michigan	400
Florida	346
Missouri	333
Oklahoma	273
Pennsylvania	229
Georgia	226
Alabama	206
New York	202
Wisconsin	196
Louisiana	179
North Carolina	177
Arkansas	153
Washington	148
Indiana	130
Maryland	124
New Jersey	107
Other	1,207

Total	7,821

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

Customers
      Our customer base consists of businesses operating in the wireless telecommunications and broadcast industries. Our exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

      Significant customers representing 10% or more of our consolidated revenues are presented below for all applicable periods:

	Reorganized Company		Predecessor Company

		Eleven Months
		Ended	One Month
	Year Ended	December 31, 2003	Ended	Year Ended
	December 31, 2004	(as restated)	January 31, 2003	December 31, 2002

	(Dollars in thousands)
Significant Customer Revenue
Nextel and affiliates*	$98,244	$86,462	$7,434	$88,015
% Total Consolidated Revenue	28%	30%	29%	31%
Cingular**	$113,157	$86,005	$7,195	$80,837
% Total Consolidated Revenue	32%	30%	28%	29%
Sprint*	$18,285	$12,578	$1,133	$13,952
% Total Consolidated Revenue	5%	4%	4%	5%
Total Consolidated Revenue	$355,148	$289,713	$25,626	$282,525

*	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of December 31, 2004, we have 614 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.

**	As of October 27, 2004, Cingular merged with AT&T Wireless. As of December 31, 2004, we have 508 wireless sites where Cingular and AT&T Wireless are both located pursuant to separate licensing agreements.

Sales and Marketing
      We believe that our quality portfolio of tower assets, our strong customer relationships and our operational excellence have contributed to our operational success. Our sales and marketing goals are to:

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

Competition
      Our principal competitors include American Tower Corp., Crown Castle International Corp., Global Signal, Inc., SBA Communications Corp., Sprint Sites USA, numerous independent tower operators and the many owners of non-tower antenna sites, including rooftops, water towers and other alternate structures. Wireless service providers, such as Cingular, Sprint, Nextel and T-Mobile, also own and operate their own tower networks and lease (or may in the future decide to lease) antenna sites to other providers. We compete principally on the basis of tower location, capacity, price, quality of service and density of service within a geographic market.

      Technological developments are also making it possible for wireless carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are, through joint ventures and other arrangements, sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business.
      In addition, wireless service providers frequently enter into agreements with their competitors which allow them to utilize one another’s proprietary wireless communications facilities to accommodate customers who are out of range of their home providers’ services. These roaming agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antennas on communications sites we own.

Employees
      As of January 31, 2005, we had 455 employees. Our employees are not represented by a collective bargaining agreement, and we consider our employee relations to be good.

Plan of Reorganization
      As a result of industry-wide financial difficulties in 2000, 2001 and 2002, we incurred net losses of approximately $157.6 million in 2000, $654.8 million in 2001 and $775.0 million in 2002. After a review of our business and our prospects, we concluded that recoveries to creditors and equity holders would be maximized by a consensual restructuring. We filed a Proposed Plan of Reorganization (“Plan of Reorganization”) which was confirmed by the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division and became effective on February 10, 2003. Our emergence from bankruptcy and adoption of fresh start accounting resulted in the extinguishment of approximately $1.76 billion of indebtedness and significantly reduced our interest expense and our depreciation, amortization, and accretion expense.
      Our Plan of Reorganization provided for the distribution of 47.5 million shares of our common stock to our general unsecured creditors, including former noteholders, and new warrants to purchase an aggregate of 2.5 million shares of common stock at an exercise price of $16.00 per share to the holders of our old common stock, par value $0.001 per share (the “Old Common Stock”). These warrants expire on February 10, 2010. In addition, pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock and all outstanding options and warrants to purchase Old Common Stock that were outstanding on February 10, 2003 were cancelled. New options representing an aggregate of 10.0% of our fully diluted common stock were issued to or reserved for our management.

Regulatory Matters

Federal Regulations
      Both the Federal Communications Commission, or “FCC,” and the Federal Aviation Administration, or “FAA,” regulate towers used for communications transmitters and receivers. These regulations control the siting, marking and lighting of towers and generally, based on the characteristics of the tower, require registration of tower facilities with the FCC. Wireless and broadcast communications antennas operating on towers are separately regulated and independently authorized by the FCC based upon the particular frequency used and the service provided. In addition to these regulations, we must comply with certain environmental laws and regulations.
      Under the requirements of the Communications Act of 1934, as amended (the “1934 Act”), the FCC, in conjunction with the FAA, has developed standards for review of proposals for new or modified antenna structures, which includes towers. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct new communications sites or modify existing communications sites that could affect air traffic must be filed with and reviewed by the FAA to ensure the proposals will not present a hazard to aviation. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements. The FCC will not authorize the operation of communications antennas on structures unless the structure has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not accept a registration for a structure unless it has received all necessary clearances from the FAA. The FCC also enforces special lighting and marking requirements. Owners of towers on which communications antennas are located have an obligation to maintain marking and lighting to conform to FCC/ FAA standards. Tower owners also bear the responsibility of notifying the FAA of any tower lighting failures. We generally outsource the monitoring of the lighting of our towers to contractors that specialize in those services. However, under the FCC’s rules, we remain fully liable for the acts and omissions of those contractors. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with the applicable requirements (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and/or tort liability.
      The Telecommunications Act of 1996 (the “1996 Act”) amended the 1934 Act by limiting state and local zoning authorities’ jurisdiction over the construction, modification and placement of wireless communications towers. The law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with the FCC regulations. The 1996 Act also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.
      In October 2000, the FCC adopted rules and policies related to telecommunications service providers’ access to rooftops, other rights-of-way and conduits in multi-tenant buildings. The FCC prohibited telecommunications carriers from entering into new exclusive contracts with building owners; established procedures to ensure that the demarcation point in buildings, which marks the end of the incumbent local exchange carrier’s control over on-premises wiring and the beginning of the customer’s or building owner’s control, will, at the premises owner’s request, be at the “minimum point of entry” to the structure; required utilities, including local exchange carriers, to afford telecommunications carriers and cable operators reasonable and nondiscriminatory access to utility-owned or controlled conduits and rights-of-way in customer buildings; and gave building tenants the same ability to place on their leased or owned property small satellite dishes for receiving telecommunications and other fixed wireless signals that they currently have for receiving video services.
      In the same October 2000 action, the FCC sought comment on a number of issues related to telecommunications service providers’ access to rooftops, other rights-of-way and conduits in multi-tenant buildings, including whether the prohibition on exclusive contracts should be extended to residential buildings; whether it should be broadened to prohibit preferences other than exclusive access, such as exclusive marketing or landlord bonuses for tenants; whether the FCC should prohibit carriers from enforcing exclusive access provisions in existing contracts for commercial or residential multi-tenant buildings; and whether the agency has authority to prohibit local exchange carriers from providing services to multi-tenant buildings where the owners maintain policies unreasonably preventing competing carriers from gaining access to potential customers within the building. This proceeding remains open, and the FCC could act on it at any time.
      In 1996, the FCC mandated the conversion of analog television signals to digital. Although the original deadlines to complete construction of new digital broadcasting facilities — May 1, 2002 for commercial stations and May  1, 2003 for non-commercial stations — have already passed, and the FCC will no longer issue blanket extensions of those deadlines, the agency has granted extension requests made by particular broadcasters on a case-by-case basis. As of February 2005, more than 85% of the nation’s commercial TV stations, and more than 80% of non-commercial stations, are broadcasting a digital television signal. Of the remaining stations, most have been granted an additional extension to comply with their digital broadcast requirements, while a few have been denied such extensions and received letters of admonishment from the FCC. The FCC had also previously required that all television stations simulcast their programming on both their analog and digital facilities, but the agency set aside that requirement in August 2004. The digital television transition is scheduled to be complete at the end of 2006, when television broadcasters will be required to terminate analog service, unless that date has been extended based on satisfaction of statutory standards demonstrating that significant portions of the viewing public do not have the ability to receive digital television signals.
      We believe that, although the completion of the conversion to digital might continue to be delayed through FCC extensions or the failure of various broadcasters to achieve the conversion in accordance with the established deadlines, as the conversion proceeds, it will continue to create significant potential for increased demand for space on broadcast towers, including our towers.
      In August 2002, the FCC adopted a rule requiring all TV receivers manufactured in the United States with screen sizes greater than 13 inches, and all TV receiving equipment, such as VCRs and digital television recorders, be capable of receiving digital television signals over the air no later than July  1, 2007. We believe that this increased penetration of digital television capability among the general broadcast audience may also hasten the completion of the digital conversion and add to the demand for digital television broadcast towers.
      In 2003, a coalition of environmental groups sued the FCC hoping to stop new tower construction until the FCC evaluated the impact of towers on migratory birds. Although the suit was later dismissed, later that year the FCC opened a proceeding to facilitate a systemic review of scientific evidence concerning the effect on migratory birds of communications towers. The FCC commissioned a report from an environmental consulting firm, and that report — issued in December 2004 — made certain short- and long-term recommendations to reduce the remaining uncertainty surrounding this issue. The FCC has requested comments on the report’s findings, and this proceeding remains open.
      In 2004, the FCC implemented a voluntary tower construction notification system that is intended to streamline the approval process for new towers. Tower companies have been encouraged to submit information on proposed construction in this new on-line notification system, which will then be used to notify and solicit comment from relevant state, local, and tribal government agencies.
      In October 2004, the FCC revised its rules to implement a Nationwide Programmatic Agreement designed to streamline procedures for review of some communications facilities under Section 106 of the National Historic Preservation Act of 1966. The Nationwide Agreement, which became effective on March 5, 2005, changes the agency’s review procedures for tower construction in several ways, including: excluding from routine review certain towers that are unlikely to impact historic properties; clarifying principles for involving participation by the public and by federally recognized Indian tribes as part of the Section 106 process; providing guidance on the procedures to be used by historic preservation offices and the FCC to identify and evaluate historic properties; providing guidance on the procedures to be used when tower construction occurs prior to compliance with Section 106; and prescribing uniform filing documentation.

State and Local Regulations
      Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, we outsource site acquisition to licensed real estate brokers or agents. Local regulations and restrictions include building codes and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations and restrictions vary greatly, but typically require tower owners to obtain a permit or other approval from local officials or community standards organizations prior to tower construction and prior to modifications of towers, including installation of equipment for new customers. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build or modify towers have encountered an array of obstacles arising from state and local regulation of tower site construction and modification, including environmental assessments, fall radius assessments, marking and lighting require-

ments, and concerns with interference with other electronic devices. The delays resulting from the administration of such restrictions can last for several months and, when appeals are involved, can take several years.

Environmental and Related Regulations
      Owners and operators of communications towers are subject to environmental laws. The FCC’s decision to accept the registration of a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act, as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential impacts on the environment and historic properties, and to disclose any significant effects in an environmental assessment prior to constructing a tower or adding a new customer on a tower. If the FCC determines that a proposed tower would have a significant environmental or historic properties impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. In addition, various environmental or historic preservation groups routinely petition the FCC to deny applications to register new towers. This regulatory process can be costly and significantly delay the registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and remediation of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental and historic preservation laws, the costs of complying with existing or future laws, responding to petitions filed by environmental protection or historic preservation groups, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

Available Information
      Our Internet address is www.spectrasite.com. We make available, free of charge, on our website under “Investors” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics applicable to our employees and Board of Directors and our Code of Ethics for the Principal Executive Officer and Senior Financial Officer are also available on our website under “Investors” and in print upon any request by a stockholder. The charters of our compensation, nominating and governance, strategy and audit committees and our corporate governance guidelines are also available on our website under “Investors.” Our website under “Investors” also indicates the mechanism by which our stockholders may directly contact, through email or written correspondence, our Board of Directors, any committees thereof or our Lead Independent Director.

Certifications
      We have filed the annual certification of our Chief Executive Officer with the New York Stock Exchange for 2004 in accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. Our Chief Executive Officer certified that he was not aware of any violation by the company of the New York Stock Exchange’s corporate governance listing standards as of the date of the certification.
      In addition, our Chief Executive Officer and Chief Financial Officer have each filed the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Consolidation among wireless service providers could decrease the demand for our sites and may lead to reductions in our revenues.
      Various wireless service providers, which are our primary existing and potential customers, have and could in the immediate future enter into mergers, acquisitions or joint ventures with each other (such as the merger between Cingular and AT&T Wireless and the announced proposed merger between Sprint and Nextel). These consolidations could reduce the size of our customer base, make it more difficult for us to compete and have a negative impact on the demand for our services. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, the FCC has recently eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions, enabled the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area and authorized spectrum leasing for a variety of wireless radio services. It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our sites and increase competition, which may lead to a lack of revenue growth or reductions in our revenues

Wireless tower industry consolidation, should such consolidation occur, may negatively impact our operating results.
      In the future, particularly given the ongoing consolidation among wireless service providers, companies in the wireless tower industry may enter into mergers, acquisitions or joint ventures with each other. Should such consolidation occur in the wireless tower industry and we do not participate or are unable to participate, our business may be negatively impacted. Such consolidation could increase competition among tower companies. Conversely, should we elect to participate in any potential consolidation initiative, there can be no assurance that we will successfully complete such consolidation initiative or, if we complete such initiative, that we will improve our operating results subsequent to any such consolidation. Our ability or inability to participate in the wireless tower industry consolidation, should such consolidation occur, may negatively impact our operating results.

A decrease in the demand for our wireless communications sites and our ability to secure additional customers could negatively impact our ability to maintain profitability.
      Our business depends on demand for communications sites from wireless service providers, which in turn, depends on consumer demand for wireless services. A reduction in demand for our communications sites or increased competition for additional customers could have an adverse effect on our business. Our wireless service provider customers lease and license communications sites on our towers based on a number of factors, including the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, competitive pricing, consolidation among our customers and potential customers, government regulation of communications licenses, changes in telecommunications regulations, the characteristics of each company’s technology and geographic terrain. Any decrease in the demand for our communications sites from current levels or in our ability to secure additional customers could decrease our ability to remain profitable and could decrease the value of an investment in our company.

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
      A significant portion of our revenue is derived from a small number of customers. For example, Nextel (including its affiliates) and Cingular represented approximately 28% and 32%, respectively, of our revenues for the twelve months ended December 31, 2004. Nextel (including its affiliates) and Cingular each represented approximately 30% of our revenues for the eleven months ended December 31, 2003, and 29% and 28%, respectively, of our revenues for the one month ended January 31, 2003. If Nextel (including its affiliates), Cingular or any of our other customers suffer financial difficulties or are unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.

Any disputes with our key customers or lessors may hurt our operating results.
      From time to time in the ordinary course of our business, we have experienced conflicts or disputes with some of our customers and lessors. Most of these disputes relate to the interpretation of terms in our contracts. While we seek to resolve conflicts amicably and have generally resolved customer and lessor disputes on commercially reasonable terms, these disputes could lead to increased tensions and damaged relationships with these entities. In some cases, a dispute could result in a termination of our contracts with customers or lessors, some of whom are key to our business. In addition, if we are unable to resolve these differences amicably, we may be forced to litigate these disputes in order to enforce or defend our rights. Damaged or terminated relationships with any of our key customers or lessors, or any related litigation, could hurt our business and lead to decreased revenues (including as a result of losing a customer or lessor) or increased costs, any of which may have a negative impact on our operating results.

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

We may encounter difficulties in integrating acquisitions with our operations, which could limit our revenue growth and our ability to sustain profitability.
      From December 2000 through August 2004, we leased or subleased a net total of 2,474 towers under the terms of certain acquisition agreements, as amended, from SBC. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These leases or subleases and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, which may limit our revenue growth and our ability to achieve or sustain profitability. Alternatively, future acquisitions may be financed through the issuance of additional equity, which would dilute the equity interests of our stockholders. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business.

We emerged from a chapter 11 bankruptcy reorganization in February 2003, have a history of losses and may not maintain profitability.
      Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $49.1 million for the eleven months ended December 31, 2003 and earned net income of $24.7 million in the twelve months ended December 31, 2004. If we cannot maintain profitability, the value of an investment in our company may decline.

You are not able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.
      As a result of our emergence from bankruptcy in February 2003, we are operating our business with a new capital structure, and are subject to the fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements contained in this report. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our company.

Any loss of senior executive officers could adversely affect our ability to effectively manage our business.
      Our future performance depends largely on the continued services of senior executive officers. This dependence is particular to our business because the skills, knowledge, technical experience and customer relationships of our senior executive officers are essential to obtaining and maintaining these relationships and executing our business plan. Although our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have employment agreements with the company, the loss of any of these officers or any other key employee may have a detrimental effect on our ability to manage our business effectively.

Our failure to comply with federal, state and local laws and regulations could result in our being fined, liable for damages and, in some cases, losing our right to conduct some of our business.
      We are subject to a variety of regulations, including those at the federal, state and local levels. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. See “Business — Regulatory and Environmental Matters.” In addition, under the FCC’s rules, we are fully liable for the acts or omissions of our contractors. We generally indemnify our customers against any failure by us to comply with applicable laws. Our failure to comply with any applicable laws (including as a result of acts or omissions of our contractors, which may be beyond our control) may lead to monetary forfeitures or other enforcement actions, as well as civil penalties, contractual liability and tort liability and, in some cases, losing our right to conduct some of our business, any of which could have an adverse impact on our business.
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
      Our real property interests relating to towers primarily consist of leasehold and sub-leasehold interests, private easements and licenses, and easements and rights-of-way granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcy of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financing or from a challenge to our interest in the real property, would interfere with our ability to conduct our business and generate revenues. Our ability to protect our rights against persons claiming superior rights in towers or real property depends on our ability to:

•	recover under title insurance policies, the policy limits of which may be less than the purchase price of a particular tower;

•	in the absence of title insurance coverage, recover under title warranties given by tower sellers, which warranties often terminate after the expiration of a specific period, typically one to three years;

•	recover from landlords under title covenants contained in lease agreements; and

•	obtain so-called “non-disturbance agreements” from mortgagees and superior lien holders of the land under our towers.
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
      We are, and may continue to be, leveraged. As of December 31, 2004, we had $750.0 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:

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
      The credit facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our credit facility, the lenders under our credit facility will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable, require us to apply all of our available cash to repay these amounts or prevent us from making debt service payments on our senior notes, any of which could result in an event of default under our senior notes. If the indebtedness under our credit facility or our senior notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

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
      Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of December 31, 2004, we had 49,725,592 shares of common stock issued and we have reserved an additional 3,784,536 shares of common stock for issuance under our stock option plan and 2,497,322 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act.

In the event that we do not exercise our rights to purchase towers under our sublease with SBC or thereafter acquire an interest that would allow us to operate such towers, our cash flows derived from such towers would be eliminated.
      We leased or subleased approximately 2,500 towers pursuant to our agreements with SBC. Under these agreements, we have a purchase option that we may exercise at the end of our sublease rights. Each of these towers is assigned into an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for our sublease rights to that tower. For example, during 2021 the aggregate number of towers for which the sublease terms will have expired is approximately 400, or approximately 5% of our current total tower portfolio. We may not have the required available capital (or choose to allocate capital if it is available) in 2013 and thereafter through 2032 to exercise our right to purchase the towers in each or any of the tranches. In the event that we do not exercise these purchase rights or are otherwise unable to acquire an interest that would allow us to operate these towers beyond the expiration date, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain existing accounting literature applicable to leases and leasehold improvements. In light of this letter, our management initiated a review of its lease-related accounting and determined that its then-current method of accounting for certain operating leases and leasehold improvements was not in accordance with GAAP. Accordingly, we have restated our financial statements for the eleven months ended December 31, 2003, for the two months ended March 31, 2003, for the second and third quarters of 2003, and for the first, second and third quarters of 2004.
      While we believe that we currently have adequate internal controls, our management has determined that internal controls were insufficient as of December 31, 2004, because a material weakness existed in our internal control over financial reporting as of such date. While we have taken remediation measures to correct this material weakness (which measures are more fully described in Item 9A of this report), we cannot assure you that we will not have material weaknesses or significant deficiencies in our internal controls in the future. Although we believe that our remediation efforts have strengthened our internal controls and have addressed the concerns that gave rise to the material weakness that resulted in the restatement of our financial statements, we are continuing to improve our internal controls. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2.	Properties
      We are headquartered in Cary, North Carolina, where we currently occupy and own a 109,570 square foot office facility on 20.0 acres of land. In addition, we lease 74,923 square feet of office space, primarily in North Carolina.

      As of December 31, 2004, we had six additional area offices in the United States through which our tower leasing and licensing businesses are operated on a local basis. These offices are located in Irvine, CA; Rosemont, IL; Little Rock, AR; Columbus, OH; Cherry Hill, NJ; and Dallas, PA.
      In addition to the facilities above, we also own or lease approximately 31,000 square feet of office space that are leased or subleased to third parties. Our leases expire at varying dates through 2005 not including renewals that would be at our option.
      Our interests in communications sites are comprised of a variety of fee interests, leasehold and sub-leasehold interests created by long-term lease or sublease agreements, private easements, and easements and licenses or rights-of-way granted by government entities. See Item 1, “Business — Products and Services” for a list of the locations of our wireless towers, in-building systems, and broadcast towers.
      We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.

Item 3.	Legal Proceedings
      On April 23, 2004, Winstar Communications, LLC and Winstar of New York, LLC (collectively, “Winstar”) filed a class action lawsuit in the United States District Court for the Southern District of New York against owners and managers of commercial real estate properties that have entered into leases or other arrangements with Winstar. The defendants include real estate investment trusts, privately held commercial real estate companies, the Building Owners and Managers Association of New York (“BOMA”) and SpectraSite Building Group, Inc., one of our subsidiaries. The suit asserts claims for violations of federal and state antitrust law, and federal telecommunications law, and seeks an unspecified amount of monetary damages and specific performance. The claims are premised upon the allegations, among others, that the defendants, through BOMA and other rooftop telecommunications managers, including SpectraSite Building Group, Inc., conspired to fix rental prices of building access for telecommunications services by disseminating non-public pricing information among the defendants that stabilized building access rates for competitive telecommunications providers such as Winstar.
      On August 13, 2004, the defendants filed a motion to dismiss the action. On January 14, 2005, Winstar voluntarily dismissed its claims regarding violations of federal telecommunications law and its claims for relief for specific performance, leaving the antitrust claims for further adjudication. On January 21, 2005, the Court granted the defendant’s motion to dismiss, dismissing all of Winstar’s claims including its antitrust claims, and directed the Clerk of Court to close the case. On February 18, 2005, Winstar filed a notice of appeal of the Court’s dismissal order with the United States Court of Appeals, Second Circuit. We believe the appeal is without merit and, while we are unable to predict the outcome of this appeal, we do not expect this matter to have a material adverse effect on our business or financial condition.
      From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to stockholders for a vote during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices
      On October 3, 2003, our common stock began trading on the New York Stock Exchange under the symbol “SSI.” Our common stock previously traded on the Pink Sheets and on the OTC Bulletin Board.
      The following table sets forth on a per share basis the high and low sales for consolidated trading in our common stock as reported on the New York Stock Exchange, OTC Bulletin Board or Pink Sheets, as applicable, through March 11, 2005. Historical prices are adjusted to give effect to our two-for-one stock split effective August 21, 2003.

	Common Stock

	High	Low

2003
First quarter (February 11, 2003 through March 31, 2003)	$16.00	$12.25
Second quarter	$27.05	$14.00
Third quarter	$34.50	$24.88
Fourth quarter	$39.30	$30.00
2004
First quarter	$39.12	$33.86
Second quarter	$44.20	$35.80
Third quarter	$46.70	$40.54
Fourth quarter	$59.16	$46.16
2005
First quarter (through March 11, 2005)	$63.41	$55.75
      As of March 11, 2005, there were approximately 9 holders of record of our common stock, including record holders on behalf of an indeterminate number of beneficial owners.

Share Repurchase Plan
      On July 28, 2004, our Board of Directors authorized the repurchase of shares of our common stock up to an aggregate amount of $175.0 million. The share repurchase is subject to prevailing market conditions and other considerations. We hold all repurchased shares as treasury shares.
      On November 22, 2004, our Board of Directors authorized an increase in our $175.0 million share repurchase authorization to $300.0 million. In addition, we announced the repurchase of $150.0 million of our outstanding common stock under an accelerated stock buyback agreement (the “ASB”) with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which may require that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004 through March 18, 2005. Based on average trading prices of our shares through December 31, 2004, we estimate an additional payment of $3.8 million or issuance of approximately sixty-seven thousand shares would be required.

      The table below sets forth information with respect to our repurchases of our common stock during the year ended December 31, 2004:

				Maximum Number
			Total Number of	of Remaining
			Shares Purchased as	Shares that May yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share(1)	Programs(2)	Programs(2)

(8/1/04 — 8/31/04)	305,000	43.10	305,000	3,601,535	(3)
(9/1/04 — 9/30/04)	430,400	44.49	430,400	3,068,905	(4)
(10/1/04 — 10/31/04)	—	—	—	2,781,756	(5)
(11/1/04 — 11/30/04)	2,873,481	55.55	2,873,481	1,864,950	(6)
(12/1/04 — 12/31/04)	71,000	54.36	71,000	1,800,218	(7)

Total:	3,679,881	$53.20	3,679,881

(1)	Includes applicable commission.

(2)	Our repurchase authorization is being effected by our management from time to time, depending on market conditions and other factors, through open market purchases or privately negotiated transactions. Our Board of Directors authorized us to engage one or more financial institutions to assist us with managing the repurchase of our shares of common stock under this repurchase authorization. We have selected a financial institution to manage the repurchase of our shares. This repurchase authorization has no expiration or termination date.

(3)	Based on a closing price of SpectraSite common stock of $44.94 per share on August 31, 2004.

(4)	Based on a closing price of SpectraSite common stock of $46.50 per share on September 30, 2004.

(5)	Based on a closing price of SpectraSite common stock of $51.30 per share on October 29, 2004.

(6)	Based on a closing price of SpectraSite common stock of $57.96 per share on November 30, 2004.

(7)	Based on a closing price of SpectraSite common stock of $57.90 per share on December 31, 2004.

Dividend Policy
      We have never declared or paid any cash dividends on our common stock. In the immediate future, we do not anticipate paying any cash dividends on our common stock. In addition, our credit facility and the indenture governing our senior notes provide certain restrictions on our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Furthermore, as a holding company, we depend on the cash flow of our subsidiaries. Our credit facility imposes restrictions on our subsidiaries’ ability to distribute cash to us.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial and other data derived from our audited consolidated financial statements. We refer to the periods prior to our emergence from chapter 11 as “predecessor company” and to the periods subsequent to that date as “reorganized company.” The balance sheet data as of December 31, 2000, 2001, 2002, as of January 31, 2003, and the statement of operations data for the years ended December 31, 2000, 2001, 2002, for the one month ended January 31, 2003 are for the predecessor company. The balance sheet data as of December 31, 2003 (as restated) and 2004, and the statement of operations data for the eleven months ended December 31, 2003 (as restated) and for the year ended December 31, 2004 are for the reorganized company.
      As a result of the implementation of fresh start accounting as of January  31, 2003, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the bases of accounting and the capital structure for the predecessor company and the reorganized company. Operating results for the one month ended January 31, 2003 for the predecessor company and for the eleven months ended December 31, 2003 (as restated) for the reorganized company are not necessarily indicative of the results for the year ending December 31, 2003.
      We have restated our consolidated balance sheet as of December 31, 2003 and our consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the eleven months ended December 31, 2003. In addition, the restatement affects the two months ended March 31, 2003, the second and third quarters of 2003 and the first, second and third quarters of 2004. The restated amounts for these quarters are presented in Notes 1 and 14. We have not restated any periods for the predecessor company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Reorganized Company.
      On December 31, 2002, we sold our network services division and on March  1, 2004, we sold our broadcast services division. The results of the network and broadcast services divisions’ operations have been reported separately as discontinued operations in the balance sheets and statements of operations. Prior period information has been restated to present the operations of the network and broadcast services divisions as discontinued operations.
      Net income (loss) per share (basic and diluted) and weighted average common shares outstanding (basic and diluted) of the reorganized company for the eleven months ended December 31, 2003 (as restated) and the year ended December 31, 2004, gives effect to our two-for-one stock split, effective August 21, 2003. Net income (loss) per share (basic and diluted) and weighted average common shares outstanding (basic and diluted) of the predecessor company reflect share amounts of our old common stock and do not reflect the stock split.
      The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report.

	Reorganized Company		Predecessor Company

		Eleven Months
		Ended	One Month	Year Ended
	Year Ended	December 31,	Ended
	December 31,	2003 (as	January 31,	December 31,	December 31,	December 31,
	2004	restated) (1)(2)	2003(2)	2002	2001	2000

	(Dollars and shares in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$355,148	$289,713	$25,626	$282,525	$221,735	$117,970

Operating expenses:
Costs of operations (excluding depreciation, amortization and accretion expenses)	123,801	113,725	8,901	108,540	91,694	46,667
Selling, general and administrative expenses	53,199	45,822	4,003	54,812	65,540	42,977
Depreciation, amortization and accretion expenses(3)	117,503	104,843	15,930	188,176	163,628	76,986
Restructuring and non-recurring charges	—	—	—	27,394	140,871	—

Total operating expenses	294,503	264,390	28,834	378,922	461,733	166,630

Operating income (loss)	$60,645	$25,323	$(3,208)	$(96,397)	$(239,998)	$(48,660)

Gain on debt discharge	$—	$—	$1,034,764	$—	$—	$—
Income (loss) from continuing operations	$23,926	$(29,539)	$1,026,474	$(338,558)	$(658,935)	$(163,812)
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)	—	—	—
Professional and other fees	—	—	(23,894)	—	—	—
Income (loss) from discontinued operations	725	(19,560)	(686)	(59,673)	4,166	6,196
Cumulative effect of change in accounting principle	—	—	(12,236)	(376,753)	—	—

Net income (loss)	$24,651	$(49,099)	$344,970	$(774,984)	$(654,769)	$(157,616)

Selected Earnings (Loss) Per Share Data:
Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.50	$(0.62)	$6.66	$(2.20)	$(4.39)	$(1.36)
Net income (loss)	$0.51	$(1.04)	$2.24	$(5.03)	$(4.36)	$(1.31)
Weighted average common shares outstanding	48,149	47,406	154,014	153,924	150,223	120,731
Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.46	$(0.62)	$6.66	$(2.20)	$(4.39)	$(1.36)
Net income (loss)	$0.47	$(1.04)	$2.24	$(5.03)	$(4.36)	$(1.31)
Weighted average common shares outstanding	51,957	47,406	154,014	153,924	150,223	120,731
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$141,051	$97,387	$5,892	$36,286	$(12,133)	$11,365
Net cash (used in) provided by investing activities	(96,234)	36,866	(2,737)	(69,966)	(984,724)	(1,108,690)
Net cash (used in) provided by financing activities	(70,578)	(147,075)	(10,884)	83,094	475,751	1,612,200
Purchases of property and equipment	45,214	22,137	2,737	61,181	374,245	118,183
Acquisitions of towers	53,566	30,283	—	10,067	584,700	540,100
Balance Sheet Data (at end of period):
Cash and cash equivalents	$34,649	$60,410	$73,442	$80,961	$31,547	$552,653
Total assets	1,431,072	1,502,143	2,577,575	2,578,456	3,203,425	3,054,105
Total long-term obligations	825,107	696,179	849,240	791,992	2,326,012	1,708,273
Liabilities subject to compromise	—	—	1,763,286	1,763,286	—	—
Total stockholders’ equity (deficit)	497,319	640,320	(96,678)	(75,127)	719,345	1,224,800
Selected Operating Data:
Adjusted EBITDA(4)	$205,328	$127,407	$12,229	$80,959	$(143,227)	$19,752
Number of owned or operated towers (at end of period)	7,821	7,577	8,036	8,036	7,925	5,030

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

(2)	On February 10, 2003, we sold 545 towers to Cingular. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tower Acquisitions and Dispositions” for a discussion of the impact of the sale of these towers on our results of operations and financial position.

(3)	Depreciation, amortization and accretion expense for the one-month and eleven-month periods are not proportional because the predecessor company and the reorganized company used different bases of accounting.

(4)	Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. For the periods prior to January 31, 2003, Adjusted EBITDA also excludes the gain on debt discharge, reorganization items and write-offs of investments in and loans to affiliates. We use a different definition of Adjusted EBITDA for the fiscal periods prior to our reorganization to enable investors to view our operating performance on a consistent basis before the impact of the items discussed above on the predecessor company. Each of these historical items was incurred prior to, or in connection with, our bankruptcy and is excluded from Adjusted EBITDA to reflect, as accurately as possible, the results of our core operations. Management does not expect any of our pre-reorganization items to have a material financial impact on our operations on a going-forward basis because none of these pre-reorganization items is expected to occur in the foreseeable future. Investors may use both of these definitions of Adjusted EBITDA to evaluate and compare the results of our operations from period to period before the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) on our operating results. We discuss Adjusted EBITDA and the limitations of this financial measure more fully under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA.”

      Adjusted EBITDA was calculated as follows for the periods indicated:

	Reorganized Company		Predecessor Company

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	January 31,
	2004	2003 (as restated)	2003	2002	2001	2000

	(Dollars in thousands)
Net income (loss)	$24,651	$(49,099)	$344,970	$(774,984)	$(654,769)	$(157,616)
Depreciation, amortization and accretion expenses	117,503	104,843	15,930	188,176	163,628	76,986
Interest income	(1,380)	(816)	(137)	(855)	(17,037)	(28,391)
Interest expense	49,510	50,163	4,721	226,536	212,174	134,664
Gain on debt discharge	—	—	(1,034,764)	—	—	—
Reorganization expense	—	—	—	4,329	—	—
Write-off of investments in affiliates	—	—	—	—	129,404	—
Write-off of loans to affiliates	—	—	—	—	26,980	—
Income tax expense	15,769	2,756	5	1,331	559	305
Reorganization items:
Adjust accounts to fair value	—	—	644,688	—	—	—
Professional and other fees	—	—	23,894	—	—	—
Loss (income) from operations of discontinued division, net of income tax expense	124	1,987	686	12,689	(4,166)	(6,196)
Gain (loss) on disposal of discontinued division, net of income tax expense	(849)	17,573	—	46,984	—	—
Cumulative effect of change in accounting principle	—	—	12,236	376,753	—	—

Adjusted EBITDA	$205,328	$127,407	$12,229	$80,959	$(143,227)	$19,752

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion in conjunction with “Selected Financial Data,” “Risk Factors” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
      We have restated our consolidated financial statements contained herein and related financial information for the two months ended March 31, 2003, the second, third and fourth quarters of 2003, for the eleven months ended December 31, 2003 and for the first, second and third quarters of 2004. The restatement corrects errors relating to (i) the recognition of ground lease rent expense related to certain ground leases underlying our tower sites and (ii) the amortization of leasehold improvements (primarily wireless and broadcast towers). Please see Notes 1 and 14 of our consolidated financial statements located elsewhere in this report.

Executive Overview
      We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,821 towers and in-building systems as of December 31, 2004, located primarily in the top 100 BTA markets in the United States.
      Our business consists of our wireless and broadcast segments. For the twelve months ended December 31, 2004, approximately 93% of our revenues came from our wireless segment and approximately 7% of our revenues came from our broadcast segment. The majority of our revenue growth during 2004 was attributable to incremental revenue derived from new and amended site leasing and licensing agreements, rent escalations included in existing site leasing and licensing agreements, and new sites acquired or built during the year. Factors affecting the growth in our revenues include, among other things, the rate at which wireless carriers deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.
      The economic and industry-wide factors relevant to our business fall into two broad categories: growth of wireless communication services and growth of the physical network elements that support wireless communication. Historically, wireless networks primarily have supported voice communications. More recently, a variety of data applications have been introduced and are being supported on wireless networks. Some of the key performance indicators that we regularly monitor to evaluate growth trends affecting wireless network usage include gross wireless subscriber additions, wireless subscriber churn and minutes of use per wireless subscriber. Growth of the wireless network infrastructure is required to provide broader geographical wireless coverage and additional capacity for existing subscribers within coverage areas. To support this growth, the wireless service providers regularly deploy capital to improve and expand their networks. These wireless service providers comprise a large percentage of our customer base. In addition to tracking the capital expenditure activities and plans of our customers and other wireless providers, we monitor the financial performance of our largest customers and the state of the financial markets on which all of our customers depend for access to new capital.
      The material opportunities, challenges and risks of our business have changed significantly over the past three years. We have reshaped our business operations and reduced our debt levels in order to minimize the impact of short-term variability in market demand. Specifically, we discontinued a major program of building new towers in mid-2002, we completed the sale of our network services division in late 2002, we restructured our balance sheet through a bankruptcy process completed in early 2003 and sold the operations of our broadcast services division in March, 2004. Today, all of our revenues come from site leasing and licensing operations.
      Our growth opportunities are primarily linked to organic revenue growth on our existing portfolio of assets though we do see potential opportunities on a more limited basis with the development of new in-building shared infrastructure systems. We have also continued to develop our long-term strategy to maximize stockholder value. Our management and Board of Directors are compiling and reviewing meaningful, independent data and analysis that can be used to further develop this strategy. We have engaged a nationally recognized consulting firm to assist us in these efforts.
      Generally, our leasing and licensing agreements are specific to each site and are for an initial term of five to ten years and are renewable for additional pre-determined periods at the option of the customer. Payments under leasing and licensing agreements are generally made on a monthly basis, and revenue from each agreement is recorded monthly. Rate increases based on fixed escalation clauses included in certain lease and licensing agreements are recognized on a straight-line basis over the term of the initial term of the agreement. We also generate revenue by providing engineering and site inspection services to our customers for a fee. Revenues from fees originate at the time the customer applies for space on our towers or we provide certain services required in order to process the customer’s application. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize these recurring fees as revenue when earned.
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
Restatement of Previously Issued Financial Statements
      We are restating our financial statements for the two months ended March 31, 2003, for the second, third and fourth quarters of 2003, for the eleven months ended December 31, 2003, and for the first, second and third quarters of 2004. The restatements are reported in this Annual Report on Form 10-K for the year ended December 31, 2004. The restatement corrects errors relating to (i) the recognition of ground lease rent expense related to certain ground leases underlying our tower sites and (ii) the amortization of leasehold improvements (primarily wireless and broadcast towers). Please see Notes 1 and 14 to our consolidated financial statements located elsewhere in this report.
      During late 2004 and early 2005, many public companies announced their intention to modify their accounting treatment of rent and depreciation expense associated with long-lived assets subject to ground leases. In response to requests for guidance from the public accounting industry, the staff of the Office of the Chief Accountant of the SEC issued a statement on February 7, 2005 stating the SEC views regarding existing accounting literature applicable to leases and leasehold improvements. In light of these developments, we reviewed our practices and made a determination that we were required to correct our lease-related accounting policies associated with certain of our tower sites on leased land. The primary effect of this change was to accelerate to earlier periods non-cash rent expense and depreciation with respect to certain of our tower sites, resulting in an increase in non-cash expenses compared to what has previously been reported.
      Historically, we have calculated straight-line ground rent expense using the current lease term (typically 5 to 10 years) without regard to renewal options. In addition, we depreciated all wireless towers over a 15-year useful life and broadcast towers over a 30-year useful life, without regard to the underlying ground lease term because of our historical experience in successfully renewing or extending ground leases prior to expiration. As a result of this correction, we will calculate our straight-line ground lease expense using a lease term that includes the initial term of the lease plus any future option renewal periods where there is reasonable assurance at the inception of the lease that the lease will be renewed. The result of the depreciation correction was to shorten the depreciable lives of certain tower assets such that they are depreciated over the lesser of the remaining term of the underlying ground lease or the estimated useful life of the tower.
      The cumulative effect of the restatement for the eleven months ended December 31, 2003 is an increase in non-cash ground expense of approximately $17.8 million, and increase in depreciation, amortization and accretion expenses of $11.6 million, and certain other adjustments, resulting in a restatement in our net loss for 2003 from approximately $19.7 million to approximately $49.1 million. The effect of the restatement for the three months ended March 31, 2004 is an increase in non-cash ground expense of approximately $4.7 million, and increase in depreciation, amortization and accretion expenses of approximately $3.8 million, and certain other adjustments, resulting in a restatement in our net income for the first quarter of 2004 from approximately $7.1 million to approximately $0.7 million. The effect of the restatement for the three months ended June 30, 2004 is an increase in non-cash ground expense of approximately $4.5 million, and increase in depreciation, amortization and accretion expenses of approximately $3.3 million, and certain other adjustments, resulting in a restatement in our net income for the second quarter of 2004 from approximately $6.3 million to approximately $2.9 million. The effect of the restatement for the three months ended September 30, 2004 is an increase in non-cash ground expense of approximately $4.4 million, and increase in depreciation, amortization and accretion expenses of approximately $2.8 million, and certain other adjustments, resulting in a restatement in our net income for the third quarter of 2004 from approximately $27.0 million to approximately $22.7 million.
      The results of our review did not impact historical or future cash flows provided by operating activities, the timing or amount of payments under the related ground leases, or compliance with any financial ratio covenants under our credit facility or other financial covenants under our Senior Notes.
      We have not restated any periods for the predecessor company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Reorganized Company. Please see Notes 1 and 14 to our consolidated financial statements located elsewhere in this report.
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
      On December 16, 2003, we decided to discontinue our broadcast services division and, on March 1, 2004, the division was sold for $0.9 million in cash, $4.5 million in notes receivable, and $1.0 million in in-kind services. Broadcast services’ revenues for the year ended December 31, 2002, the one month ended January 31, 2003, the eleven months ended December 31, 2003 and the year ended December 31, 2004 were $26.8 million, $1.2 million, $13.1 million and $1.8 million, respectively. In conjunction with the disposal, we recorded a provision for the estimated loss on disposal of the broadcast services division of $17.0 million in 2003. In the twelve months ended December 31, 2004, we recorded a gain on disposal of the broadcast services division of $0.8 million. The notes, along with the valuation allowance, were recorded by us at the time of sale at their estimated fair values. The valuation allowance is periodically evaluated against actual collection experience and its expectation of future collectibility. The results of the broadcast services’ operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.
Tower Acquisitions and Dispositions
      Our portfolio has grown from 106 towers as of December 31, 1998, to 7,821 towers and in-building systems as of December 31, 2004. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.

      Our original agreement with SBC called for us to acquire leasehold and sub-leasehold interests in approximately 3,900 towers over approximately two years and to commit to build towers for Cingular, an affiliate of SBC. Subsequent amendments to these agreements have resulted in a reduction in the number of towers to be leased or subleased to a maximum of 3,301 towers and in the termination of the build-to-suit arrangement. See Note 11 to our audited consolidated financial statements, “Acquisition Activity.” We reduced our acquisition program and terminated our build-to-suit program in order to limit our required capital expenditures and to achieve additional financial flexibility. On February 10, 2003, we sold our interest in 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the last of the reductions in the maximum number of towers that we will lease or sublease. In connection with these transactions, we received a net cash payment of $73.5 million, which we used to repay a portion of the indebtedness outstanding under our previous credit facility, significantly reduced our capital expenditure commitments, extended the timeline to meet our remaining commitments and maintained a mutually profitable commercial relationship with a significant customer. The 545 towers sold represented approximately 7% of our owned and operated tower portfolio at December 31, 2002 and generally were characterized by lower revenues per tower than other towers in our portfolio. The sale of our interest in the 545 towers did not materially impact our future operating performance.
      The following table presents a comparison of the revenues and costs of operations (excluding depreciation, amortization and accretion expenses) for the 545 SBC towers for the periods shown:

	Reorganized Company	Predecessor Company

	Eleven
	Months	One
	Ended	Month
	December 31,	Ended	Year Ended
	2003	January 31,	December 31,
	(as restated)	2003	2002

	(Dollars in thousands)
Revenues attributed to 545 SBC Towers	$387	$1,202	$13,051
Total Revenues	289,713	25,626	282,525
Percent of Total Revenues	0.1%	4.7%	4.6%
Costs of Operations attributed to 545 SBC towers (excluding depreciation, amortization and accretion expenses)	$200	$465	$5,837
Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	113,725	8,901	108,540
Percent of Total Cost of Operations (excluding depreciation, amortization and accretion expenses)	0.2%	5.2%	5.4%
      In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, we recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 11 to our audited consolidated financial statements. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service.
      From January 31, 2003 through February 16, 2004, we leased or subleased 121 towers, for which we paid $32.0 million reducing our commitment to 479 towers to be leased or subleased under the SBC agreement. On February 17, 2004, the parties agreed to reduce our remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. From February 18, 2004 through August 15, 2004, we leased or subleased 7 towers, for which it paid $1.9 million reducing our commitment to 467 towers to be leased or subleased under the SBC agreement. On August 16, 2004, we completed our last closing under our agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under our agreement with SBC. As a result of not acquiring these 276 towers, we recognized $29.2 million as Other income through the reversal of liabilities originally recorded for these towers. In the twelve months ended December 31, 2004, we leased or subleased 204 towers, for which we paid $53.6 million in cash. Of this amount, $18.5 million was charged against the liability, $31.5 million was capitalized as property and equipment and $3.6 million was recorded as customer contracts. Our federal income tax obligation was not impacted by the recording or reversal of the liabilities related to our obligation under the SBC agreement.
Share Repurchase Plan
      On July 28, 2004, our Board of Directors authorized the repurchase of shares of our common stock up to an aggregate amount of $175.0 million. Our Board of Directors increased our $175.0 million share repurchase authorization to $300.0 million on November 22, 2004. We have selected a financial institution to manage the repurchase of our shares. The share repurchase is subject to prevailing market conditions and other considerations. During the twelve months ended December 31, 2004, we repurchased 3,679,881 shares at an average price of $53.20 per share including commission. Including legal costs of $0.3 million, our cost basis for these shares was an average price of $53.28 per share. We hold all repurchased shares as treasury stock. For more information about these repurchases, reference Part II, Item 5 of this report.
Results of Operations

Year Ended December 31, 2004, Eleven Months Ended December 31, 2003 (as restated) and One Month Ended January 31, 2003
      On January 28, 2003, the Bankruptcy Court confirmed our Plan of Reorganization, and we emerged from bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, our results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 to the consolidated financial statements for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.
      We have restated our financial statements for the eleven months ended December 31, 2003. We have not restated any periods for the predecessor company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Reorganized Company. Please see Notes 1 and 14 to our consolidated financial statements located elsewhere in this report.
      The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company

			Eleven		Predecessor Company
			Months
		%	Ended	%	One Month	%
	Year Ended	of	December 31,	of	Ended	of
	December 31,	Total	2003	Total	January 31,	Total
	2004	Revenues	(as restated)	Revenues	2003	Revenues

			(In thousands)
Revenues:
Wireless	$331,983	93%	$269,179	93%	$23,855	93%
Broadcast	23,165	7%	20,534	7%	1,771	7%

Total revenues	355,148	100%	289,713	100%	25,626	100%

	Reorganized Company

			Eleven		Predecessor Company
			Months
		%	Ended	%	One Month	%
	Year Ended	of	December 31,	of	Ended	of
	December 31,	Total	2003	Total	January 31,	Total
	2004	Revenues	(as restated)	Revenues	2003	Revenues

			(In thousands)
Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	121,183	34%	111,590	39%	8,657	34%
Broadcast	2,618	1%	2,135	1%	244	1%

Total cost of operations, excluding depreciation, amortization and accretion expenses	123,801	35%	113,725	39%	8,901	35%

Selling, general and administrative expenses:
Wireless	22,742	6%	21,298	7%	2,119	8%
Broadcast	815	—	2,110	1%	107	—
Corporate and other	29,642	8%	22,414	8%	1,777	7%

Total selling, general and administrative expenses	53,199	15%	45,822	16%	4,003	16%

Depreciation, amortization and accretion expenses:
Wireless	113,951	32%	102,341	35%	15,516	61%
Broadcast	3,552	1%	2,502	1%	414	2%

Total depreciation, amortization and accretion expenses	117,503	33%	104,843	36%	15,930	62%

Total operating expenses	294,503	83%	264,390	91%	28,834	113%

Operating income (loss)	60,645	17%	25,323	9%	(3,208)	(13)%

Other income (expense):
Interest income	1,380	—	816	—	137	1%
Interest expense	(49,510)	(14)%	(50,163)	(17)%	(4,721)	(18)%
Gain on debt discharge	—	—	—	—	1,034,764	4,038%
Other income (expense)	27,180	8%	(2,759)	(1)%	(493)	(2)%

Total other income (expense)	(20,950)	(6)%	(52,106)	(18)%	1,029,687	4,018%

Income (loss) from continuing operations before income taxes	$39,695	11%	$(26,783)	(9)%	$1,026,479	4006%
Income tax expense:
Income tax — current	1,040	—	2,756	1%	5	—
Income tax — deferred	14,729	4%	—	—	—	—

Total income tax expense	15,769	4%	2,756	1%	5	—

Income (loss) from continuing operations	23,926	7%	(29,539)	(10)%	1,026,474	4,006%

	Reorganized Company

			Eleven		Predecessor Company
			Months
		%	Ended	%	One Month	%
	Year Ended	of	December 31,	of	Ended	of
	December 31,	Total	2003	Total	January 31,	Total
	2004	Revenues	(as restated)	Revenues	2003	Revenues

			(In thousands)
Reorganization items:
Adjust accounts to fair value	—	—	—	—	(644,688)	(2,516)%
Professional and other fees	—	—	—	—	(23,894)	(93)%

Total reorganization items	—	—	—	—	(668,582)	(2,609)%

Income (loss) before discontinued operations	23,926	7%	(29,539)	(10)%	$357,892	1,397%
Discontinued operations (net of income taxes):
Loss on disposal of discontinued network services division	—	—	(596)	—	—	—
Loss from operations of discontinued broadcast services division	(124)	—	(1,987)	(1)%	(686)	(3)%
Income (loss) on disposal of discontinued broadcast services division	849	—	(16,977)	(6)%	—	—

Income (loss) before cumulative effect of change in accounting principle	24,651	7%	(49,099)	(17)%	357,206	1,394%
Cumulative effect of change in accounting principle	—	—	—	—	(12,236)	(48)%

Net income (loss)	$24,651	7%	$(49,099)	(17)%	$344,970	1,346%

Adjusted EBITDA:
Wireless	$215,250	61%	$137,287	47%	$12,586	49%
Broadcast	19,732	6%	13,665	5%	1,420	6%
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(29,654)	(8)%	(23,545)	(8)%	(1,777)	(7)%

Total Adjusted EBITDA	$205,328	58%	$127,407	44%	$12,229	48%

      Revenues. Revenues in 2004 were primarily affected by incremental revenue derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, new sites acquired or built during the period, and increases in fee revenues. For the year ended December 31, 2004, revenues on the 204 SBC sites acquired since January 1, 2004 were $5.9 million, including the recognition of deferred revenue associated with previously marketed SBC sites totaling $2.1 million. Fee revenues were $9.5 million, $4.4 million and $0.2 million for the year ended December 31, 2004, the eleven months ended December 31, 2003, and the one month ended January 31, 2003, respectively. Same site year over year revenue growth was $6.1 million or 8%. In determining same site revenue growth, only sites owned and operated during the entire fourth quarter of 2004 and 2003 were included. We owned or operated 7,821 towers and in-building systems at December 31, 2004, as compared to 7,577 towers and in-building systems at December 31, 2003 after the sale of 545 towers to Cingular and the sale of WesTower Leasing Canada, Inc.

      Significant customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

			Predecessor
	Reorganized Company		Company

		Eleven
		Months
		Ended	One Month
	Year Ended	December 31,	Ended
	December 31,	2003	January 31,
	2004	(as restated)	2003

	(Dollars in thousands)
Significant Customer Revenue
Nextel and affiliates*	$98,244	$86,462	$7,434
% Total Consolidated Revenue	28%	30%	29%
Cingular**	$113,157	$86,005	$7,195
% Total Consolidated Revenue	32%	30%	28%
Sprint*	$18,285	$12,578	$1,133
% Total Consolidated Revenue	5%	4%	4%

Total Consolidated Revenue	$355,148	$289,713	$25,626

*	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of December 31, 2004, we have 614 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.

**	As of October 27, 2004, Cingular merged with AT&T Wireless. As of December 31, 2004, we have 508 wireless sites where Cingular and AT&T Wireless are both located pursuant to separate licensing agreements.
      Accounts receivable, net of allowance, increased by $1.2 million from December 31, 2003 to December 31, 2004. The increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance has declined by $2.0 million in 2004 primarily due to recoveries of amounts previously reserved offset by write-offs of accounts receivable. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.
      Gross Profit. Total gross profit (defined as total revenues less costs of operations excluding depreciation, amortization and accretion expenses) was 65% for the year ended December 31, 2004, 61% for the eleven months ended December 31, 2003, and 65% for the one month ended January 31, 2003. Gross profit for the wireless segment as a percentage of wireless segment revenues was 63% for the year ended December 31, 2004, 59% for the eleven months ended December 31, 2003, and 64% for the one month ended January 31, 2003. Broadcast leasing gross profit as a percentage of broadcast leasing revenues was 89% for the year ended December 31, 2004, 90% for the eleven months ended December 31, 2003, and 86% for the one month ended January 31, 2003. Gross profit for the wireless and broadcast segments in 2004 was primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.
      Selling, General and Administrative Expenses. A significant portion of our selling, general and administrative expenses does not increase when we add incremental revenues to our sites. Selling, general and administrative expenses were 15% of total revenues for the year ended December 31, 2004 and 16% of total revenues for both the eleven months ended December 31, 2003 and the one-month ended January 31, 2003.

Selling, general and administrative expenses for 2004 as a percentage of revenues decreased from 2003 levels due primarily to increased revenues from new customers on existing towers.
      Approximately $1.0 million of the increase in selling, general and administrative expenses from 2003 to 2004 stems from consulting and professional fees for Sarbanes-Oxley Act implementation and compliance initiatives put in place over the past year. There were also $0.3 million in costs associated with the search for additional board members. In addition, we recognized a one-time charge of $1.3 million associated with certain costs incurred for severance pay, as well as payroll taxes associated with stock option exercises in connection with the termination of our former Chief Financial Officer. Other personnel costs such as bonuses, payroll taxes associated with stock option exercises, medical expenses and salaries account for the remainder of the increase in selling, general and administrative expenses, including non-cash stock compensation charges of $0.7 million.
      Selling, general and administrative expenses not specific to the above business segments were 8% of total revenues for the year ended December 31, 2004, 8% of total revenues for the eleven months ended December 31, 2003, and 7% of total revenues for the one month ended January 31, 2003.
      Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses were 33%, 36% and 62% of total revenues for the twelve months ended December 31, 2004, the eleven months ended December 31, 2003 and the one month ended January 31, 2003, respectively. Depreciation, amortization and accretion expenses for the periods after the one month ended January 31, 2003 were affected primarily by the implementation of fresh start accounting, which reduced the depreciable basis of property and equipment by $954.2 million, resulting in decreased depreciation expense, offset by an increase in amortization expense relating to customer contracts and in accretion expense relating to asset retirement obligations.
      During the year ended December 31, 2004, amortization expense relating to customer contracts was primarily impacted by the recognition of deferred income tax expense and the associated reduction of intangible assets by $11.5 million, which reduced the carrying amount of the customer contracts. Offsetting this decline, was an increase in amortization expense attributable to customer contract additions related to SBC sites acquired during 2004.
      During the year ended December 31, 2004, accretion expense relating to asset retirement obligations was impacted by the addition of new obligations, primarily driven by in-building neutral host distributed antenna systems constructed during the year, offset by reductions of certain obligations where estimated settlement dates have been extended or probability-weighted expected cash flows have been reduced.
      Interest Expense. Interest expense for the year ended December 31, 2004 consisted primarily of $16.7 million of interest on our previous senior secured credit facility, $16.5 million of interest on our Senior Notes, amortization of debt issuance costs of $4.0 million, $2.8 million of interest on our new senior secured credit facility, and write-offs of debt issuance costs of $9.8 million associated with the repayment of our previous credit facility, offset by $0.9 million of capitalized interest. Interest expense for the eleven months ended December 31, 2003 consisted primarily of $27.2 million of interest on our previous credit facility, $10.0 million of interest on our Senior Notes, amortization of debt issuance costs of $4.5 million, and write-offs of debt issuance costs of $8.8 million offset by $0.4 million of capitalized interest. Interest expense for the one month ended January 31, 2003 consisted primarily of $4.3 million of interest on our previous credit facility and amortization of debt issuance costs of $0.4 million.
      Gain on Debt Discharge. On February 10, 2003, we emerged from bankruptcy, and the holders of the indebtedness extinguished pursuant to our Plan of Reorganization received their pro rata share of 47.5 million shares of common stock in exchange for their notes. The excess of the carrying value of the extinguished indebtedness, net of the related debt issuance costs, over the reorganization value used in adopting fresh start accounting was recorded as a non-recurring gain on debt discharge of $1.03 billion in the one month ended January 31, 2003.
      Other Income (Expense). Other income, net, was $27.2 million in the twelve months ended December 31, 2004. Other income was attributable to the wireless segment and consisted of $29.7 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC agreement, partially offset by a $1.6 million loss on sale of assets and $0.8 million of write-offs of customer contracts relating to communication towers that were sold.
      Other expense, net, was $2.8 million and $0.5 million in the eleven months ended December 31, 2003 and the one month ended January 31, 2003, respectively. The eleven months ended December 31, 2003 included $0.1 million of other expense recorded in the wireless segment. This amount consisted primarily of $3.8 million of gain on the sale of available-for-sale securities, $0.4 million of gain on the sale of a subsidiary, $2.4 million of loss on sale of assets, $1.3 million of expenses related to the public offering of shares of our common stock and $0.5 million related to the write-down of our interest rate cap to fair value. In addition, we recorded $2.6 million of other expense in the broadcast segment related to the loss on disposal of a broadcast tower. For the one month ended January 31, 2003, this amount consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.
      Income Tax Expense. Income tax expense was $15.8 million for the year ended December 31, 2004, representing an increase of $13.0 million over the combined eleven months ended December 31, 2003 and the one month ended January  31, 2003. The increase in income tax expense results from an increase in taxable income from continuing operations over the same period last year and the recognition of deferred income tax expense. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. For the year ended December 31, 2004, we have recognized deferred income tax expense and reduced our intangible assets by $14.7 million.
      Reorganization Items. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh start accounting as of January 31, 2003, and our emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which was recorded in the one month ended January 31, 2003. In addition, we incurred costs directly associated with the chapter 11 proceedings of $23.9 million in the one month ended January 31, 2003. These costs are included in reorganization items in the consolidated statement of operations.
      Discontinued Operations. On December 16, 2003, we decided to discontinue our broadcast services division. This division was sold on March 1, 2004. Losses from operations of this division were $0.1 million, $2.0 million and $0.7 million for the year ended December 31, 2004, the eleven months ended December 31, 2003 and the one month ended January 31, 2003, respectively. The Company recorded a gain on disposal of the broadcast services division of $0.8 million for the year ended December 31, 2004. The notes, which are reduced by a valuation allowance, were recorded by the Company at the time of sale at their estimated fair values. The valuation allowance is periodically evaluated based on actual collection experience and our expectation of future collectibility. Loss on disposal of our discontinued broadcast services division was $17.0 million in the eleven months ended December 31, 2003.
      Loss on disposal of our discontinued network services division was $0.6 million in the eleven months ended December 31, 2003. This amount consisted of the settlement of a disputed item related to the sale of the network services division.
      Cumulative Effect of Change in Accounting Principle. The Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) on January 1, 2003 in connection with certain ground leases that require removal of the tower upon expiration. Initial application of the new accounting method resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. This cumulative effect of change in accounting principle was reflected in our one month ended January 31, 2003 statement of operations.

Eleven Months Ended December 31, 2003(as restated), One Month Ended January 31, 2003 and Twelve Months Ended December 31, 2002
      On January 28, 2003, the Bankruptcy Court confirmed our Plan of Reorganization, and we emerged from bankruptcy on February 10, 2003. As a result of the implementation of fresh start accounting as of January 31, 2003, our results of operations after that date are not comparable to results reported in prior periods because of differences in the bases of accounting and the capital structure for the Predecessor Company and the Reorganized Company. See Note 2 to the audited consolidated financial statements for additional information on the consummation of the Plan of Reorganization and implementation of fresh start accounting.
      We have restated our financial statements for the eleven months ended December 31, 2003. We have not restated any periods for the predecessor company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Reorganized Company. Please see Notes 1 and 14 to our consolidated financial statements located elsewhere in this report.
      The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Reorganized Company		Predecessor Company

	Eleven
	Months
	Ended	%	One Month	%	Year	%
	December 31,	of	Ended	of	Ended	of
	2003	Total	January 31,	Total	December 31,	Total
	(as restated)	Revenues	2003	Revenues	2002	Revenues

			(Dollars in thousands)
Revenues:
Wireless	$269,179	93%	$23,855	93%	$261,189	92%
Broadcast	20,534	7%	1,771	7%	21,336	8%

Total revenues	289,713	100%	25,626	100%	282,525	100%

Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	111,590	39%	8,657	34%	103,635	37%
Broadcast	2,135	1%	244	1%	4,905	2%

Total cost of operations, excluding depreciation, amortization and accretion expenses	113,725	39%	8,901	35%	108,540	38%

Selling, general and administrative expenses:
Wireless	21,298	7%	2,119	8%	24,663	9%
Broadcast	2,110	1%	107	—	1,711	1%
Other	22,414	8%	1,777	7%	28,438	10%

Total selling, general and administrative expenses	45,822	16%	4,003	16%	54,812	19%

	Reorganized Company		Predecessor Company

	Eleven
	Months
	Ended	%	One Month	%	Year	%
	December 31,	of	Ended	of	Ended	of
	2003	Total	January 31,	Total	December 31,	Total
	(as restated)	Revenues	2003	Revenues	2002	Revenues

			(Dollars in thousands)
Depreciation, amortization and accretion expenses:
Wireless	102,341	35%	15,516	61%	181,980	64%
Broadcast	2,502	1%	414	2%	6,196	2%

Total depreciation, amortization and accretion expenses	104,843	36%	15,930	62%	188,176	67%

Restructuring and non-recurring charges	—		—	—	27,394	10%

Total operating expenses	264,390	91%	28,834	113%	378,922	134%

Operating income (loss)	25,323	9%	(3,208)	(13)%	(96,397)	(34)%

Other income (expense):
Interest income	816	—	137	1%	855	—
Interest expense	(50,163)	(17)%	(4,721)	(18)%	(226,536)	(80)%
Gain on debt discharge	—	—	1,034,764	4,038%	—	—
Reorganization expense	—	—	—	—	(4,329)	(2)%
Other expense	(2,759)	(1)%	(493)	(2)%	(10,820)	(4)%

Total other income (expense)	(52,106)	(18)%	1,029,687	4018%	(240,830)	(85)%

Income (loss) from continuing operations before income taxes	(26,783)	(9)%	1,026,479	4006%	(337,227)	(119)%
Income tax expense	2,756	1%	5	—	1,331	—

Income (loss) from continuing operations	(29,539)	(10)%	1,026,474	4006%	(338,558)	(120)%
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)	(2516)%	—	—
Professional and other fees	—	—	(23,894)	(93)%	—	—

Total reorganization items	$—	—	$(668,582)	(2609)%	$—	—

Income (loss) before discontinued operations	$(29,539)	(10)%	$357,892	1397%	$(338,558)	(120)%

	Reorganized Company		Predecessor Company

	Eleven
	Months
	Ended	%	One Month	%	Year	%
	December 31,	of	Ended	of	Ended	of
	2003	Total	January 31,	Total	December 31,	Total
	(as restated)	Revenues	2003	Revenues	2002	Revenues

			(Dollars in thousands)
Discontinued operations (net of income taxes):
Loss from operations of discontinued network services division	—	—	—	—	(12,268)	(4)%
Loss on disposal of discontinued network services division	(596)	—	—	—	(46,984)	(17)%
Loss from operations of discontinued broadcast services division	(1,987)	(1)%	(686)	(3)%	(421)	—
Loss on disposal of discontinued broadcast services division	(16,977)	(6)%	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(49,099)	(17)%	357,206	1,394%	(398,231)	(141)%
Cumulative effect of change in accounting principle	—	—	(12,236)	(48)%	(376,753)	(133)%

Net income (loss)	(49,099)	(17)%	344,970	1,346%	(774,984)	(274)%

Adjusted EBITDA:
Wireless	137,287	47%	$12,586	49%	$107,030	38%
Broadcast	13,665	5%	1,420	6%	11,967	4%
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(23,545)	(8)%	(1,777)	(7)%	(38,038)	(13)%

Total Adjusted EBITDA	$127,407	44%	$12,229	48%	$80,959	29%

      Revenues. Revenues in 2003 were primarily affected by incremental revenue derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, sites acquired or built during the year, and increases in fee revenues, offset by reductions in revenues relating to the 545 SBC towers sold in February 2003. Same site year over year revenue growth was $8.2 million or 12%. In determining same site revenue growth, only sites owned and operated during the entire fourth quarter of 2003 and 2002 were included. Fee revenues were $4.4 million, $0.2 million, and $2.2 million for the eleven months ended December 31, 2003, the one month ended January 31, 2003, and the year ended December 31, 2002, respectively. We owned or operated 7,577 towers and in-building systems at December 31, 2003, as compared to 8,036 towers and in-building systems at December 31, 2002.

      Significant customers representing 10% or more of our consolidated revenues are presented below for all applicable periods:

	Reorganized Company	Predecessor Company

	Eleven
	Months	One
	Ended	Month
	December 31,	Ended	Year Ended
	2003	January 31,	December 31,
	(as restated)	2003	2002

	(Dollars in thousands)
Significant Customer Revenue
Nextel and affiliates*	$86,462	$7,434	$88,015
% Total Consolidated Revenue	30%	29%	31%
Cingular**	$86,005	$7,195	$80,837
% Total Consolidated Revenue	30%	28%	29%
Sprint*	$12,578	$1,133	$13,952
% Total Consolidated Revenue	4%	4%	5%
Total Consolidated Revenue	$289,713	$25,626	$282,525

*	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes.

**	As of October 27, 2004, Cingular merged with AT&T Wireless.
      Accounts receivable, net of allowance, decreased by $3.0 million from December 31, 2002 to December 31, 2003. The decrease in accounts receivable is primarily due to cash collections on account, offset by a $3.2 million decrease in the allowance for doubtful accounts. Our allowance decreased in 2003 due to write-offs of accounts receivable, offset by recoveries of amounts previously reserved as discussed below. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts. During 2002, numerous wireless carriers experienced financial difficulties and their balances owed to us continued to age; these circumstances caused us to increase our allowance at December 31, 2002. During 2003, due primarily to increased collection efforts, we were able to recover receivable amounts that had previously been reserved. As a result, we decreased our allowance as of December 31, 2003.
      Gross Profit. Total gross profit (defined as total revenues less costs of operations excluding depreciation, amortization and accretion expenses) was 61% for the eleven months ended December 31, 2003, 65% for the one month ended January 31, 2003, and 62% for the year ended December 31, 2002. Gross profit for the wireless segment as a percentage of wireless segment revenues was 59% for the eleven months ended December 31, 2003, 64% for the one month ended January 31, 2003, and 60% for the year ended December 31, 2002. Broadcast leasing gross profit as a percentage of broadcast leasing revenues was 90% for the eleven months ended December 31, 2003, 86% for the one month ended January  31, 2003, and 77% for the year ended December 31, 2002. Gross profit for the wireless and broadcast segments in 2003 was primarily affected by increased revenues generated from new customers on existing towers. As our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow because a significant percentage of tower operating costs are fixed and do not increase with additional customers.
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
      Restructuring and Non-Recurring Charges. In the year ended December 31, 2002, we recorded restructuring and non-recurring charges of $27.4 million. The details of these charges are discussed below:

•	In May 2002, we announced the termination of our build-to-suit programs with Cingular and other carriers and recorded restructuring charges of $23.1 million, consisting of $20.3 million in our wireless segment and $2.8 million in our broadcast segment; and

•	In December 2002, we wrote-down 21 wireless towers that were deemed not marketable and therefore impaired. We recorded a non-recurring charge in our wireless segment based on the carrying value and the estimated discounted cash flow of the towers of $4.3 million.
      The following table summarizes the restructuring and non-recurring charges for the year ended December 31, 2002:

	Writedown of	Employee
	assets	severance	Other	Total

	(In thousands)
Termination of build-to-suit programs — May 2002	$16,400	$3,500	$3,200	$23,100
Impairment of 21 towers — December 2002	4,300	—	—	4,300

Total 2002 restructuring and non-recurring charges	$20,700	$3,500	$3,200	$27,400

      Interest Expense. Interest expense in 2003 was affected by the extinguishment of indebtedness pursuant to our Plan of Reorganization and a reduction of amounts outstanding under our previous credit facility, offset by increases in interest expense as a result of the issuance of the 8 1/4% Senior Notes due 2010 and write-offs of $8.8 million of debt issuance costs resulting from prepayments of amounts outstanding under our previous credit facility. Interest expense for the eleven months ended December 31, 2003 consisted of $37.2 million of interest on our previous credit facility and our Senior Notes, amortization of debt issuance costs of $4.5 million and write-off of debt issuance costs of $8.8 million offset by $0.4 million of capitalized interest. Interest expense for the one month ended January 31, 2003 consisted of $4.3 million of interest on our previous credit facility and amortization of debt issuance costs of $0.4 million. Interest expense for the year ended December 31, 2002 consisted of $104.1 million of interest on our previous credit facility and our Senior Notes, amortization of senior discount notes of $109.4 million, amortization of debt issuance costs of $14.3 million less capitalized interest of $1.2 million.

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
      Other Income (Expense). Other income (expense), net was an expense of $2.8 million and $0.5 million in the eleven months ended December 31, 2003 and the one month ended January 31, 2003, respectively. The eleven months ended December 31, 2003 included $0.1 million of other expense recorded in the wireless segment. This amount consisted primarily of $3.8 million of gain on the sale of available-for-sale securities, $0.4 million of gain on the sale of a subsidiary, $2.4 million of loss on sale of assets, $1.3 million of expenses related to the public offering of shares of our common stock and $0.5 million related to the write-down of our interest rate cap to fair value. In addition, we recorded $2.6 million of other expense in the broadcast segment related to the loss on disposal of a broadcast tower. For the one month ended January 31, 2003, this amount consisted of $0.6 million related to losses from investments in affiliates accounted for under the equity method offset by a gain on sale of assets of $0.1 million.
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
      Reorganization Expense. Reorganization expense for the year ended December 31, 2002 was $4.3 million and was related to costs incurred in connection with our Plan of Reorganization.
      Reorganization Items. In accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code(“SOP 90-7”), we adopted fresh start accounting as of January 31, 2003, and our emergence from bankruptcy resulted in a new reporting entity. Under fresh start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is recorded in the one month ended January 31, 2003. In addition, we incurred costs directly associated with the chapter 11 proceedings of $23.9 million in the one month ended January 31, 2003. These costs are included in reorganization items in the consolidated statement of operations.
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

Cash Flows
      Cash provided by operating activities was $141.1 million for the year ended December 31, 2004. Cash provided by operating activities was $97.4 million for the eleven months ended December 31, 2003 and $5.9 million for the one month ended January 31, 2003. The increase in cash provided by operating activities in 2004 is primarily attributable to increased operating income as discussed more fully above under “Results of Operations.” Net cash provided by operating activities is also affected by the timing of collection of accounts receivable and payment of expenses.
      Cash used in investing activities was $96.2 million for the year ended December 31, 2004. Cash provided by investing activities was $36.9 million for the eleven months ended December 31, 2003. Cash used in investing activities was $2.7 million for the one month ended January 31, 2003. Investing activities for the year ended December 31, 2004 consisted primarily of $45.2 million for the purchases of property and equipment and $53.6 million used in the acquisition of towers. Cash from investing activities for the eleven months ended December 31, 2003 consisted primarily of proceeds received from the sale of the 545 SBC towers of $81.0 million, proceeds from the sale of an investment in available-for-sale securities of $5.0 million and proceeds from the sale of our Canadian leasing operations for $2.1 million. Total investment in purchases of property and equipment and acquisitions of towers was $98.8 million, $52.4 million, and $2.7 million in the year ended December 31, 2004, the eleven months ended December 31, 2003, and the one month ended January 31, 2003, respectively.
      Cash used in financing activities was $70.6 million in the year ended December 31, 2004. Cash used in financing activities was $147.1 million in the eleven months ended December 31, 2003 and $10.9 million in the one month ended January 31, 2003. The cash used in financing activities in the year ended December 31, 2004 was primarily attributable to borrowings of $550.0 million under our new $900.0 million senior secured credit facility of which $439.6 million was used to repay our previous senior secured credit facility. Also contributing to the net use of cash by financing activities for the year ended December 31, 2004 was $196.1 million in common stock repurchases and the $12.0 million in debt issuance costs incurred as a result of establishing our new credit facility. Cash used in financing activities for the eleven months ended December 31, 2003 consisted primarily of $200.0 million in proceeds from the issuance of our 8 1/4% Senior Notes Due 2010 and $5.1 million in proceeds from the issuance of common stock, offset by $343.4 million of payments on our previous credit facility, payments on capital leases of $0.7 million and $8.1 million in debt issuance costs related to the Senior Notes. Cash used in financing activities for the one month ended January 31, 2003 consisted of payments on capital leases of $10.9 million, which includes the prepayment of a capital lease in connection with the exercise of our purchase option on our corporate headquarters.

Financing Transactions
      On February 11, 2004, we completed an underwritten public offering of our common stock, whereby 10.35 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received all of the net proceeds of $347.8 million from the offering. In connection with this offering, we incurred costs of approximately $0.8 million in 2004.
      On May 10, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by three of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $316.1 million from the offering. In connection with this offering, we incurred costs of approximately $0.3 million in 2004.
      On July 28, 2004, our Board of Directors authorized the repurchase of shares of our common stock up to an aggregate amount of $175.0 million. Our Board of Directors increased our $175.0 million share repurchase authorization to $300.0 million on November 22, 2004. We have selected a financial institution to manage the repurchase of our shares. The share repurchase is subject to prevailing market conditions and other considerations. During the year ended December 31, 2004, we repurchased 3,679,881 shares at an average price of $53.20 per share, including commissions. Including legal costs of $0.3 million, our cost basis for these shares was an average price of $53.28 per share. We hold all repurchased shares as treasury shares. For more information about these repurchases, reference Part II, Item 5 of this report.

Credit Facility
      SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite entered into a new $900.0 million senior secured credit facility on November 19, 2004 with a syndicate of lenders led by Toronto Dominion Securities (USA) LLC, or “TD,” and Citigroup Global Markets Inc. The new credit facility replaces Communications’ previous facility of $638.2 million, of which $438.2 million was drawn. Proceeds from borrowings of $450.0 million made at closing under the new credit facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. We anticipate using the facility for general corporate purposes, including acquisitions and financing distributions to our stockholders. On November 29, 2004, Communications borrowed an additional $100.0 million under its multiple draw term loan. As of December 31, 2004, the credit facility includes:

•	A $200.0 million undrawn revolving credit facility, against which $4.9 million of letters of credit are outstanding, maturing on November 19, 2011;

•	a $300.0 million multiple draw term loan that has $150.0 million outstanding and which must be repaid in quarterly installments beginning on December 31, 2006 and ending on November 19, 2011; and

•	a $400.0 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2005 and ending on May 19, 2012.
      As of December 31, 2004, Communications has $550.0 million outstanding under the credit facility. In addition, under the terms of the credit facility, Communications could borrow approximately $195.1 million under the revolving credit facility and $150.0 million under the multiple draw term loan while remaining in compliance with the applicable covenants as of December 31, 2004.
      At December 31, 2004, amounts due under the new credit facility are:

Maturities

(In
thousands)
2005	$4,000
2006	7,750
2007	20,875
2008	28,375
2009	34,000
Thereafter	455,000

Total	$550,000

      The revolving credit loan and the multiple draw term loan bear interest, at Communications’ option, at either “TD’s” base rate plus an applicable margin ranging from 0.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either “TD’s” base rate plus 0.50% per annum or the Eurodollar rate plus 1.50% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004 was 4.09%.
      In February 2003, Communications entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. The carrying amount and fair value of this instrument was negligible as of December 31, 2004 and approximately $0.2 million as of December 31, 2003 and is included in other assets in the consolidated financial statements.

      In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of December 31, 2004, the carrying amount and fair value of this instrument was $0.6 million and is included in Other Assets in the consolidated financial statements. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004 was 4.83%. For additional information about this agreement, reference Part II, Item 7A of this report.
      Communications is required to pay a commitment fee of between 0.375% and 0.500% per annum in respect of the undrawn portions of the revolving credit facility and multiple draw term loan, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, or the generation of excess cash flow (as defined in the credit facility).
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
      The following table summarizes activity with respect to Communications’ credit facility from November 19, 2004 through December 31, 2004:

	Amount Drawn
				Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment

	(In thousands)
Balance, November 19, 2004	$50,000	$400,000	$450,000	$200,000
Additional Borrowings	100,000	—	100,000	—

Balance, December 31, 2004	$150,000	$400,000	$550,000	$200,000

Previous Credit Facility
      On March 1, 2004, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan of the previous credit facility. In connection with these repayments, Communications wrote off approximately $7,000 in debt issuance costs.
      On June 29, 2004, Communications amended its previous credit facility. This amendment (i) provided for a $216.5 million basket that permitted Communications to repurchase up to $175.0 million of SpectraSite, Inc.’s common stock or to pay dividends to its stockholders, (ii) tightened the existing borrower leverage ratio, and (iii) provided for certain other documentation changes.
      On September 3, 2004, Communications repaid $0.4 million of the multiple draw term loan and $0.6 million of the term loan of the previous credit facility with the proceeds associated with the sale of the broadcast services division. In connection with these repayments, Communications wrote off approximately $17,000 in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.

      On November 19, 2004, Communications repaid $187.0 million of the multiple draw term loan and $251.2 million of the term loan of the previous credit facility with the proceeds received from its new credit facility. In connection with these repayments, Communications wrote off approximately $9.8 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.
      The following table summarizes activity with respect to Communications’ previous credit facility from January 1, 2004 through November 19, 2004:

	Amount Drawn
				Undrawn
	Multiple			Revolving
	Draw Term			Credit Facility
	Loan	Term Loan	Total	Commitment

		(In thousands)
Balance, January 1, 2004	$187,581	$251,974	$439,555	$200,000
Repayments	(187,581)	(251,974)	(439,555)	—

Balance, November 19, 2004	$—	$—	$—	$—

Liquidity and Commitments
      We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under the credit facility, and our other subsidiaries were not part of the bankruptcy. The previous credit facility remained in place during the reorganization.
      We had cash and cash equivalents of $34.6 million at December 31, 2004 and $60.4 million at December 31, 2003. We also had $550.0 million outstanding under our credit facility at December 31, 2004 and $439.6 million outstanding under our previous credit facility at December 31, 2003. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $195.1 million under the revolving credit facility as of December 31, 2004 and still remain in compliance with the financial covenants. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 4.09% as of December 31, 2004 and was 3.95% under the previous credit facility as of December 31, 2003.
      In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of December 31, 2004, the carrying amount and fair value of this instrument was $0.6 million and is included in Other Assets in the consolidated financial statements. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004 was 4.83%.
      We will continue to make capital expenditures to improve our existing towers and to install new in-building neutral host distributed antenna systems. We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next three years. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital.

      The following table provides a summary of our material debt, lease and other contractual commitments as of December 31, 2004:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Credit Facility	$550,000	$4,000	$28,625	$62,375	$455,000
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	1,144	523	592	29	—
Operating Leases Payments	1,558,829	73,644	142,665	139,912	1,202,608
Asset Retirement Obligations	41,549	269	1,625	2,219	37,436

Total Contractual cash Obligations	$2,351,522	$78,436	$173,507	$204,535	$1,895,044

      In addition, we had standby letters of credit of $5.0 million, $4.9 million under our new credit facility and $0.1 million under our previous credit facility, and performance bonds of $2.9 million outstanding at December 31, 2004 most of which expire within one year.
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
      Adjusted EBITDA for the year ended December 31, 2004, the eleven months ended December 31, 2003 (as restated), the one month ended January 31, 2003 and the year ended December 31, 2002 was calculated as follows:

	Reorganized Company		Predecessor Company

		Eleven Months
	Year	Ended	One Month	Year
	Ended	December 31,	Ended	Ended
	December 31,	2003 (as	January 31,	December 31,
	2004	restated)	2003	2002

	(Dollars in thousands)
Net income (loss)	$24,651	$(49,099)	$344,970	$(774,984)
Depreciation, amortization and accretion expense	117,503	104,843	15,930	188,176
Interest income	(1,380)	(816)	(137)	(855)
Interest expense	49,510	50,163	4,721	226,536
Gain on debt discharge	—	—	(1,034,764)	—
Write-off of investments in affiliates	—	—	—	—
Write-off of loans to affiliates	—	—	—	—
Income tax expense	15,769	2,756	5	1,331

	Reorganized Company		Predecessor Company

		Eleven Months
	Year	Ended	One Month	Year
	Ended	December 31,	Ended	Ended
	December 31,	2003 (as	January 31,	December 31,
	2004	restated)	2003	2002

	(Dollars in thousands)
Reorganization items:
Adjust accounts to fair value	—	—	644,688	—
Professional and other fees	—	—	23,894	4,329
Loss from operations of discontinued division, net of income tax expense	124	1,987	686	12,689
Loss (gain) on disposal of discontinued division, net of income tax expense	(849)	17,573	—	46,984
Cumulative effect of change in accounting principle	—	—	12,236	376,753

Adjusted EBITDA	$205,328	$127,407	$12,229	$80,959

Free Cash Flow
      Free cash flow (deficit), as we have defined it, is calculated as the cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with generally accepted accounting principles. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow (deficit) for the years ended December 31, 2002, the one month ended January 31, 2003, the eleven months ended December 31, 2003 (as restated) and the year ended December 31, 2004 was calculated as follows:

	Reorganized Company		Predecessor Company

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31, 2003	January 31,	December 31,
	2004	(as restated)	2003	2002

	(In thousands)
Net cash provided by operating activities	$141,051	$97,387	$5,892	$36,286
Less: Purchases of property and equipment	(45,214)	(22,137)	(2,737)	(61,181)

Free cash flow (deficit)	$95,837	$75,250	$3,155	$(24,895)

      Cash flow (used in) provided by investing activities and cash flows (used in) provided by financing activities for the years ended December 31, 2002, the one month ended January 31, 2003, the eleven months ended December 31, 2003 (as restated) and the year ended December 31, 2004 are as follows:

	Reorganized Company		Predecessor Company

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31, 2003	January 31,	December 31,
	2004	(as restated)	2003	2002

	(In thousands)
Net cash (used in) provided by investing activities	$(96,234)	$36,866	$(2,737)	$(69,966)

Net cash (used in) provided by financing activities	$(70,578)	$(147,075)	$(10,884)	$83,094

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

Property and Equipment
      Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost. Self-constructed assets include both direct and indirect costs associated with construction as well as capitalized interest. Approximately $0.9 million of interest was capitalized for the year ended December 31, 2004. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset.
      Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Property and equipment acquired through capitalized leases and leasehold improvements (primarily wireless and broadcast towers) are amortized over the shorter of the lease term or the estimated useful life of the related asset. Lease terms include cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of being exercised. The estimated useful lives of our significant property and equipment classifications are as follows:

Years

Wireless towers	15
Broadcast towers and tower components	10-30
Equipment	3-15
Buildings	39

Accounting for Asset Retirement Obligations
      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower asset upon expiration. For additional information about asset retirement obligations, reference Part II, Item 8 and Note 3 of the consolidated financial statement located elsewhere in this report.

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

Accounting for Income Taxes
      As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $530.8 million as of December 31, 2004 due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating loss carryforwards and tax basis in fixed assets.
      In accordance with SOP 90-7, we adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to our emergence from bankruptcy that are realized by us will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the twelve months ended December 31, 2004, we recognized deferred income tax expense and reduced our intangible assets by $14.7 million.

Inflation
      Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
      We use financial instruments, including fixed and variable rate debt, to finance our operations. As a result of our financing activities, we are exposed to market risk from changes in interest rates. The information below summarizes our market risks associated with debt obligations outstanding as of December 31, 2004, and December 31, 2003. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of December 31, 2004:

	Expected Maturity Date
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(Dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000	$212,750
Average interest rate	—	—	—	—	—	8.25%	8.25%
      In addition, as of December 31, 2004, and December 31, 2003, before the effect of the interest rate swap agreement we had $550.0 million and $439.6 million of variable rate debt outstanding under our credit facility and our previous credit facility, respectively, at a weighted average interest rate of 4.09% and 3.95%, respectively. We have attempted to reduce our exposure to LIBOR increases by using derivative financial instruments consisting of interest rate caps and interest rate swaps. These instruments are for purposes other than trading. Due to the creditworthiness of the counterparties to our derivative financial instruments, we do not believe we have any significant credit risk exposure related to these agreements. Any potential credit exposure is limited to the current value of a contract at the time a counterparty fails to perform.
      As of December 31, 2004, we have an interest rate swap agreement in connection with amounts borrowed under our credit facility. This interest rate swap agreement has a $300.0 million notional amount until its termination on December 16, 2009. We pay a fixed rate of 3.876% on the notional amount and receive a floating rate based on LIBOR. Including the effect of our interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004, was 4.83%. As of December 31, 2004, the carrying amount and fair value of our interest rate swap was $0.6 million.
      As of December 31, 2004, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of December 31, 2004, the carrying amount and fair value of this instrument was negligible.
      A 1% increase in the underlying LIBOR rate on the $250.0 million of variable rate debt that is not hedged by our interest rate swap as of December 31, 2004 would increase our interest expense by $2.5 million on an annual basis.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and related financial information required by Item 8 are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, our management reviewed the company’s lease accounting and leasehold depreciation practices, partially in light of the recent attention and focus on such practices by the SEC and other companies in the tower, restaurant and retail industries. As a result of this review, we concluded that our previously established lease accounting and leasehold depreciation accounting policies were not in compliance with GAAP and determined that our annual rent and depreciation expense over the last several years had been understated. Accordingly, as described below, we determined to restate certain of our previously issued financial statements to reflect this correction in the company’s lease accounting and leasehold depreciation practices. Based on that evaluation, our CEO and CFO concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2004.
      On March 1, 2005, the company’s management concluded that the company’s accounting for its operating leases was incorrect, and that the aggregate amount of expected corrections will be material to the company’s financial statements. Accordingly, the company’s management recommended, and the company’s Audit Committee and independent registered public accounting firm concurred, that the company should restate its financial statements for the eleven months ended December 31, 2003, for the two months ended March 31, 2003, for the second and third fiscal quarters of 2003, and for the first, second and third fiscal quarters of 2004. On March 2, 2005, the company reported on Form 8-K that the company was required to restate its financial statements for these prior periods and that the financial statements for these periods should no longer be relied upon.
      Our management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making our assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. In performing this assessment, our management concluded that the company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices were insufficient, and, as a result, our management has determined that the company’s annual rent and depreciation expense over the last several years had been understated.
      Our management evaluated the impact of this restatement on the company’s assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect lease accounting and leasehold depreciation practices represented a material weakness. As a result of this material weakness in the company’s internal control over financial reporting, management has concluded that, as of December 31, 2004, the company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. See “Management’s Report on Internal Control over Financial Reporting” located elsewhere in this report.
      The company believes that it has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, correcting its method of accounting for leases and leasehold improvements, and changing its internal controls to specifically identify the procedures to follow to ensure that the company’s lease accounting complies with GAAP. In addition, we plan to conduct a review of other critical accounting policies as well as ensure that we have sufficient resources to stay abreast of any new accounting pronouncements.
      During 2004, including the fourth quarter of 2004, there were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting. However, during 2003 and 2004, we took a number of steps that we believe will increase the effectiveness of our internal control over our financial reporting in the future, including:

•	implementing new accounting policies and procedures to improve our financial reporting process, including strengthening our controls over revenue recognition, cash disbursements, accounts receivable and accounts payable;

•	adopting formalized practices to review account reconciliations on a regular basis to identify and correct any unusual items;

•	creating documentation, including flowcharts and formal written policies and procedures of our financial reporting process to assist management with its responsibilities to ensure key accounting controls are identified and addressed;

•	improving our processes and documentation of reviews associated with key controls;

•	improving our monitoring of internal controls to ensure that such controls are operating effectively and developing a process for on-going compliance, including conducting internal audits to evaluate internal accounting controls of key business functions and the effectiveness of such controls;

•	creating processes and conducting regular meetings in which our management, including our Disclosure Committee, review and discuss accounting and operational issues to ensure the completeness and accuracy of our public disclosures;

•	retaining outside consultants to evaluate and test certain internal controls relating to our accounting and information technology systems;

•	adding a number of members to our Audit Committee and Board of Directors with financial experience in order to further enhance the financial experience and acumen of the Board; and

•	increasing the staffing in areas that further support our internal control processes including personnel in the internal audit, legal, and information systems and security functions.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information regarding directors and executive officers required by Item 10 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2005 annual stockholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance
      Based upon a review of forms submitted to us during and with respect to the year ended December 31, 2004, except as otherwise disclosed in our definitive proxy statement to be filed in connections with our 2005 annual stockholders’ meeting, all executive officers, directors and 10% beneficial owners filed reports pursuant to Section 16 (a) of the Exchange Act on a timely basis.

Item 11.	Executive Compensation
      The information regarding executive compensation required by Item 11 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2005 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2005 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions
      The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2005 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services
      The information regarding the fees billed and services provided by our independent registered public accounting firm required by Item 14 is incorporated by reference herein from the information set forth in our definitive proxy statement to be filed in connection with our 2005 annual stockholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

(3) Listed below are the exhibits that are filed or incorporated by reference as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/ NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.

2.7	November Agreement, dated as of November 14, 2002, by and among Cingular, the Registrant, Southern Towers, Inc. and CA/ NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.

2.8	Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/ NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

2.9	Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

2.10	Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 of the Registrant’s Form 10-K dated February 25, 2004.

Exhibit
Number		Description

4.1		Indenture, dated as of May 21, 2003, by and between the Registrant and The Bank of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the Registrant’s Form S-4, file no. 333-106118.

4.2		Warrant Agreement, dated as of February 10, 2003, by and between the Registrant and EquiServe Trust Company, N.A., as Warrant Agent. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 8-K dated February 11, 2003.

4.3		Specimen Stock Certificate. Incorporated by reference to exhibit 4.2 to the Registration Statement on Form S-1 of the Registrant, file no. 333-107123.

10	.1+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Stephen H. Clark. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated February 11, 2003.

10	.2+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Timothy G. Biltz. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated February 11, 2003.

10	.3+	Employment Agreement, dated as of November 1, 2004, by and between the Registrant, SpectraSite Communications, Inc. and Mark A. Slaven. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 2, 2004.

10.4		Credit Agreement, dated as of November 19, 2004, by and among SpectraSite Communications, Inc., as Borrower; the Registrant, as a Guarantor; TD Securities (USA) LLC and CitiGroup Global Markets Inc., as Lead Arrangers; TD Securities (USA) LLC, CitiGroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Joint Book Runners; Deutsche Bank Securities, Inc., The Royal Bank of Scotland PLC and Lehman Commercial Paper Inc., as Co-Arrangers and Co-Documentation Agents; CitiCorp N.A., Inc. as Syndication Agent; Toronto Dominion (Texas) LLC, as Administrative Agent; and the other credit parties thereto. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 24, 2004.

10	.5*	Master Confirmation, dated November 19, 2004, by and among the Registrant and Goldman Sachs & Co.

10	.6+	2003 Equity Incentive Plan of the Registrant. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated February 11, 2003.

10	.7+	Amendment No. 1 to the Equity Incentive Plan. Incorporated by reference to exhibit no. 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-112154.

10.8		Security & Subordination Agreement, dated as of April 20, 1999, with Nextel Communications, Inc. (“Nextel”). Incorporated by reference to exhibit no. 10.32 to the Registrant’s registration statement on Form S-4, file no. 333-67043.

10.9		Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, Southern Towers, Inc. and SBC Wireless, LLC and the Registrant, as guarantors. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.

10	.10+	Executive Severance Plans of the Registrant. Incorporated by reference to exhibit no. 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2001.

10	.11+	Amendment to Severance Plan B of the Registrant. Incorporated by reference to exhibit no. 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2002.

14	.1*	Code of Ethics for the Principal Executive Officer and Senior Financial Officers.

14.2		Code of Business Conduct and Ethics applicable to Employees and Directors. Incorporated by reference to exhibit no. 14.2 to Registrant’s Form 10-K dated February 25, 2004.

21	.1*	Subsidiaries of the Registrant.

23	.1*	Consent of Ernst & Young LLP.

24	.1*	Powers of Attorney (included on the signature page to this report).

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Indicates management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-5
Consolidated Balance Sheets as of December 31, 2004 and 2003 (as restated) (Reorganized Company)	F-7
 Consolidated Statements of Operations for the year ended December 31, 2004 (Reorganized Company), the eleven months ended December 31, 2003 (as restated) (Reorganized Company), the one month ended January 31, 2003 (Predecessor Company) and the year ended December 31, 2002 (Predecessor Company)
F-8
 Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2004 (Reorganized Company), the eleven months ended December 31, 2003 (as restated) (Reorganized Company), the one month ended January 31, 2003 (Predecessor Company) and the year ended December 31, 2002 (Predecessor Company)
F-9
 Consolidated Statements of Cash Flows for the year ended December 31, 2004 (Reorganized Company), the eleven months ended December 31, 2003 (as restated) (Reorganized Company), the one month ended January 31, 2003 (Predecessor Company) and the year ended December 31, 2002 (Predecessor Company)
F-10
Notes to Consolidated Financial Statements	F-11

Management’s Report on Internal Control over Financial Reporting
      The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchanges Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      A material weakness is a significant deficiency (within the meaning on Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, as of December 31, 2004, we identified a material weakness in our internal control over financial reporting related to the company’s controls over the selection and monitoring of appropriate assumptions and factors affecting the accounting for certain operating leases and leasehold improvements. This weakness caused errors in the reporting of the company’s annual rent and depreciation expense in prior periods, resulting in a restatement of our financial statements for such periods. See Note 1 to the consolidated financial statements for a discussion of the effects of these changes to the company’s consolidated financial statements.
      Because of this material weakness, management believes that, as of December 31, 2004, the company did not maintain effective internal control over financial reporting based on those criteria.
      The company’s independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of internal control over financial reporting, which report is included herein.
      For a complete discussion of the company’s internal controls and the remedial measures taken by the company to address any material weakness, see Item 9A in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
SpectraSite, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SpectraSite, Inc. did not maintain an effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SpectraSite, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. As a result of this material weakness in internal control, SpectraSite, Inc. concluded the Company’s previously reported annual depreciation expense and rent expense had been understated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

      In our opinion, management’s assessment that SpectraSite, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SpectraSite, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
/s/ Ernst & Young LLP
Independent Registered Public Accountants
Raleigh, North Carolina
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
SpectraSite, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of SpectraSite, Inc. (formerly known as SpectraSite Holdings, Inc.) and subsidiaries as of December 31, 2004 and 2003 (Reorganized Company), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2004 (Reorganized Company), the eleven months ended December 31, 2003 (Reorganized Company), the one month ended January 31, 2003 (Predecessor Company), and the year ended December 31, 2002 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraSite, Inc. and subsidiaries at December 31, 2004 and 2003 (Reorganized Company), and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 (Reorganized Company), the eleven months ended December 31, 2003 (Reorganized Company), the one month ended January 31, 2003 (Predecessor Company), and the year ended December 31, 2002 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 1 and 14 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eleven months ended December 31, 2003 have been restated.
      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and changed its method of accounting for goodwill.
      As discussed in Notes 1 and 2 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on February 10, 2003. Effective February 1, 2003, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code.
      As discussed in Note 3 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and changed its method of accounting for asset retirement obligations.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpectraSite, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Independent Registered Public Accountants
Raleigh, North Carolina
March 11, 2005

SPECTRASITE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Reorganized Company

	December 31,	December 31, 2003
	2004	(as restated)

	(In thousands, except per share and
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$34,649	$60,410
Accounts receivable, net of allowance of $5,882 and $7,849, respectively	9,061	7,880
Prepaid expenses and other	13,855	11,606
Assets held for sale	—	5,737

Total current assets	57,565	85,633

Property and equipment, net	1,166,396	1,195,908
Customer contracts, net	160,163	179,359
Accrued straight-line rents receivable	25,461	16,518
Other assets	21,487	24,725

Total assets	$1,431,072	$1,502,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,050	$11,482
Accrued and other expenses	31,959	39,086
Deferred revenue	45,668	45,799
Liabilities under SBC agreement	—	49,528
Current portion of credit facility	4,000	—
Liabilities held for sale	—	2,903

Total current liabilities	88,677	148,798

Long-term portion of credit facility	546,000	439,555
Senior notes	200,000	200,000
Deferred revenue, net of current portion	19,969	16,846
Deferred straight-line lease expense	36,902	18,386
Other long-term liabilities	42,205	38,238

Total long-term liabilities	845,076	713,025

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 49,725,592 and 47,750,453 issued at December 31, 2004 and December 31, 2003, respectively	497	478
Additional paid-in-capital	717,320	688,941
Treasury stock at cost (3,679,881 shares at December 31, 2004)	(196,050)	—
Accumulated deficit	(24,448)	(49,099)

Total stockholders’ equity	497,319	640,320

Total liabilities and stockholders’ equity	$1,431,072	$1,502,143

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Company		Predecessor Company

		Eleven Months	One
		Ended	Month
	Year Ended	December 31,	Ended	Year Ended
	December 31,	2003	January 31,	December 31,
	2004	(as restated)	2003	2002

	(In thousands, except per share amounts)
Revenues	$355,148	$289,713	$25,626	$282,525
Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses	123,801	113,725	8,901	108,540
Selling, general and administrative expenses	53,199	45,822	4,003	54,812
Depreciation, amortization and accretion expenses	117,503	104,843	15,930	188,176
Restructuring and non-recurring charges	—	—	—	27,394

Total operating expenses	294,503	264,390	28,834	378,922

Operating income (loss)	60,645	25,323	(3,208)	(96,397)

Other income (expense):
Interest income	1,380	816	137	855
Interest expense	(49,510)	(50,163)	(4,721)	(226,536)
Gain on debt discharge	—	—	1,034,764	—
Reorganization expense	—	—	—	(4,329)
Other income (expense)	27,180	(2,759)	(493)	(10,820)

Total other (expense) income	(20,950)	(52,106)	1,029,687	(240,830)

Income (loss) from continuing operations before income taxes	39,695	(26,783)	1,026,479	(337,227)
Income tax expense Income tax — current	1,040	2,756	5	1,331
Income tax — deferred	14,729	—	—	—

Total income tax expense	15,769	2,756	5	1,331
Income (loss) from continuing operations	23,926	(29,539)	1,026,474	(338,558)
Reorganization items:
Adjust accounts to fair value	—	—	(644,688)	—
Professional and other fees	—	—	(23,894)	—

Total reorganization items	—	—	(668,582)	—

Income (loss) before discontinued operations	23,926	(29,539)	357,892	(338,558)
Discontinued operations:
Loss from operations of discontinued network services division, net of income tax expense	—	—	—	(12,268)
Loss on disposal of discontinued network services division, net of income tax expense	—	(596)	—	(46,984)
Loss from operations of discontinued broadcast services division, net of income tax expense	(124)	(1,987)	(686)	(421)
Gain (loss) on disposal of discontinued broadcast services division, net of income tax expense	849	(16,977)	—	—

Income (loss) before cumulative effect of change in accounting principle	24,651	(49,099)	357,206	(398,231)
Cumulative effect of change in accounting principle (Notes 3 and 1)	—	—	(12,236)	(376,753)

Net income (loss)	$24,651	$(49,099)	$344,970	$(774,984)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.50	$(0.62)	$6.66	$(2.20)
Reorganization items	—	—	(4.34)	—
Discontinued operations	0.01	(0.42)	—	(0.38)
Cumulative effect of change in accounting principle	—	—	(0.08)	(2.45)

Net income (loss)	$0.51	$(1.04)	$2.24	$(5.03)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.46	$(0.62)	$6.66	$(2.20)
Reorganization items	—	—	(4.34)	—
Discontinued operations	0.01	(0.42)	—	(0.38)
Cumulative effect of change in accounting principle	—	—	(0.08)	(2.45)

Net income (loss)	$0.47	$(1.04)	$2.24	$(5.03)

Weighted average common shares outstanding:
Basic	48,149	47,406	154,014	153,924
Diluted	51,957	47,406	154,014	153,924
See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
			New Common					Other		Total
	Old Common Stock		Stock		Additional	Treasury Stock		Comprehensive		Stockholders’	Comprehensive
					Paid-in			Income	Accumulated	(Deficit)	(Loss)
	Shares	Amount	Shares	Amount	Capital	Shares	Cost	(Loss)	Deficit	Equity	Income

	(Dollars in thousands)
Balance at December 31, 2001	153,424,509	$153	—	$—	$1,622,089	—	$—	$21,984	$(924,881)	$719,345
Net loss	—	—	—	—	—	—	—	—	(774,984)	(774,984)	$(774,984)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,173	—	1,173	1,173
Unrealized holding losses arising during period	—	—	—	—	—	—	—	(23,512)	—	(23,512)	(23,512)

Total comprehensive loss						—	—				$(797,323)

Issuance of common stock, net of stock issuance costs of $6	589,408	1	—	—	2,155	—	—	—	—	2,156
Non-cash compensation charges	—	—	—	—	695	—	—	—	—	695

Balance at December 31, 2002	154,013,917	154	—	—	1,624,939	—	—	(355)	(1,699,865)	(75,127)
Net income	—	—	—	—	—	—	—		344,970	344,970	$344,970
Foreign currency translation adjustment	—	—	—	—	—	—	—	(123)	—	(123)	(123)
Unrealized holding losses arising during period	—	—	—	—	—	—	—	(200)	—	(200)	(200)

Total comprehensive income						—	—				$344,647

Issuance of common stock	12,144,381	12	—	—	396	—	—	—	—	408
Reorganization items	(166,158,298)	(166)	47,174,170	472	(940,077)	—	—	678	1,354,895	415,802

Balance at January 31, 2003	—	$—	47,174,170	472	685,258	—	—	—	—	685,730

Net loss			—	—	—	—	—	—	(49,099)	(49,099)	$(49,099)
Foreign currency translation adjustment			—	—	—	—	—	496	—	496	496
Unrealized holding gains arising during period			—	—	—	—	—	4,135	—	4,135	4,135
Reclassification adjustments			—	—	—	—	—	(4,631)	—	(4,631)	(4,631)

Total comprehensive loss						—	—				$(49,099)

Reorganization adjustment			—	—	(1,425)	—	—	—	—	(1,425)
Issuance of common stock			576,283	6	5,108	—	—	—	—	5,114

Balance at December 31, 2003 (as restated)			47,750,453	478	688,941	—	—	—	(49,099)	640,320
Net income			—	—	—	—	—	—	24,651	24,651	$24,651

Total comprehensive income						—	—	—			$24,651

Employee option exercises and warrant exercises			1,831,773	18	26,260	—	—	—	—	26,278
Non-cash compensation charges			—	—	536	—	—		—	536
Restricted stock grants, net of $159 unearned compensation			7,500	—	159	—	—	—	—	159
Reserve shares issued to claimants under Plan of Reorganization			135,866	1	(1)	—	—	—	—	—
Purchases of common stock			—	—	—	(3,679,881)	(196,050)	—	—	(196,050)
Payments received on executive notes			—	—	1,425	—	—	—	—	1,425

Balance at December 31, 2004			49,725,592	$497	$717,320	(3,679,881)	$(196,050)	$—	$(24,448)	$497,319

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized Company		Predecessor Company

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended,
	December 31,	December 31, 2003	January 31,	December 31,
	2004	(as restated)	2003	2002

	(Dollars in thousands)
Operating activities
Net income (loss)	$24,651	$(49,099)	$344,970	$(774,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	101,351	88,955	15,609	186,706
Cumulative effect of change in accounting principle	—	—	12,236	376,753
Amortization of intangible assets	13,087	13,807	252	3,218
Amortization of debt issuance costs	3,963	4,538	425	14,321
Amortization of asset retirement obligation	3,065	1,935	214	—
Amortization of senior discount notes	—	—	—	109,371
Write-off of debt issuance costs	9,791	8,826	—	—
Non-cash compensation charges	695	—	—	695
Loss (gain) on disposal of assets	1,624	5,005	(84)	36,699
Write-off of customer contracts	851	—	—	—
Loss (gain) on disposal of discontinued operations	(849)	16,977	—	46,984
Deferred income taxes	14,729	—	—	—
(Gains) losses on derivative instruments	(627)	484	—	—
Gain on sale of available-for-sale securities	—	(3,837)	—	—
Gain on sale of investments in affiliates	—	—	—	(1,364)
Gain on sale of subsidiary	—	(394)	—	—
Gain on debt discharge	—	—	(1,034,764)	—
Adjust accounts to fair value	—	—	644,688	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(681)	(3,225)	5,045	47,345
Costs and estimated earnings in excess of billings, net	—	2,193	(272)	325
Inventories	—	343	(2)	241
Prepaid expenses and other	(10,020)	(11,914)	(2,238)	(8,370)
Accounts payable	(4,678)	(14,549)	13,549	(32,017)
Other liabilities	(15,901)	37,342	6,264	30,363

Net cash provided by operating Activities	141,051	97,387	5,892	36,286

Investing activities
Purchases of property and equipment	(45,214)	(22,137)	(2,737)	(61,181)
Acquisitions of towers and customer contracts	(53,566)	(30,283)	—	(10,067)
Disposal of discontinued operations, net of cash sold	484	—	—	(6,751)
Proceeds from the sale of assets	2,062	82,263	—	1,283
Proceeds from the sale of available-for-sale securities	—	4,970	—	—
Proceeds from the sale of subsidiary	—	2,053	—	—
Loans to affiliates	—	—	—	(750)
Proceeds from sale of investments in affiliates	—	—	—	7,500

Net cash (used in) provided by investing activities	(96,234)	36,866	(2,737)	(69,966)

Financing activities
Proceeds from issuance of common stock, net	26,278	5,114	—	477
Proceeds from issuance of long-term debt	550,000	200,000	—	90,000
Debt issuance costs	(12,042)	(8,107)	—	(2,648)
Repayments of long-term debt and capital leases	(440,189)	(344,082)	(10,884)	(4,735)
Purchases of common stock	(196,050)	—	—	—
Payments received on executive notes	1,425	—	—	—

Net cash (used in) provided by financing activities	(70,578)	(147,075)	(10,884)	83,094

Net (decrease) increase in cash and cash equivalents	(25,761)	(12,822)	(7,729)	49,414
Cash and cash equivalents at beginning of period	60,410	73,232	80,961	31,547

Cash and cash equivalents at end of period	$34,649	$60,410	$73,232	$80,961

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$37,633	$32,535	$4,265	$84,301
Cash paid for income taxes	2,146	1,952	5	1,661
Tower acquisitions applied against liability under SBC agreement	18,478	10,503	—	—
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for deposits	$—	$—	$408	$—
Common stock issued for acquisitions and property and equipment	—	—	—	1,679
Capital lease obligations incurred related to property and equipment, net	446	717	—	1,304
Reorganization adjustments (Note 2)	—	8,365	—	—
Interest capitalized	882	425	—	1,235
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

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. As discussed in this Note under “Assets Held for Sale and Discontinued Operations”, on March 1, 2004, the Company sold its broadcast services division. The assets and liabilities of that division as of December 31, 2003 have been classified as held-for-sale in the accompanying consolidated balance sheet.
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

Restatement of Previously Issued Financial Statements
      The Company has restated its consolidated balance sheet as of December 31, 2003 and its consolidated statements of operations, stockholders’ equity and cash flows for the eleven months ended December 31, 2003. In addition, the restatement affects the two months ended March 31, 2003, the second and third quarters of 2003 and the first, second and third quarters of 2004. The restated amounts for these periods are presented in Note 14. The Company has not restated any periods for the predecessor company as the effect is immaterial and has no cumulative impact on the operating results or financial position of the Reorganized Company. The restatement corrects errors relating to the Company’s accounting for (i) the recognition of ground lease rent expense related to certain ground leases underlying our tower sites, and (ii) the amortization of leasehold improvements (primarily wireless and broadcast towers). Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the eleven months ended December 31, 2003.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the impact of the restatement adjustments described below on net loss for the eleven months ended December 31, 2003:

Net Loss for the
Eleven Months
Ended
December 31,
2003

(In thousands)
As previously reported	$(19,686)
Restatement adjustments:
Non-cash ground rent expense	(17,849)
Depreciation, amortization and accretion expenses	(11,645)
Other(1)	81

As restated	$(49,099)

(1)	Consists of certain other corrected items, none of which was considered material individually or in the aggregate.
      The following tables present the impact of the restatement adjustments on the Company’s previously reported results for the eleven months ended December 31, 2003 on a condensed basis:

	Eleven Months Ended
	December 31, 2003

	As
	Previously	As
	Reported	Restated

	(In thousands)
Statement of operations:
Revenues	$289,745	$289,713
Cost of operations, excluding depreciation, amortization and accretion expenses	95,289	113,725
Selling, general and administrative expenses	45,822	45,822
Depreciation, amortization and accretion expenses	93,198	104,843
Other expense, net	52,806	52,106
Income tax expense	2,756	2,756
Loss from discontinued operations	19,560	19,560

Net loss	$(19,686)	$(49,099)

Basic and diluted loss per share	(0.42)	(1.04)

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	As
	Previously	As
	Reported	Restated

	(In thousands)
Balance Sheet:
Current assets	$85,633	$85,633
Property and equipment, net	1,207,626	1,195,908
Other assets	219,349	220,602

Total long-term assets	1,426,975	1,416,510

Total assets	$1,512,608	$1,502,143

Current liabilities	$147,738	$148,798
Long-term portion of credit facility	439,555	439,555
Senior notes	200,000	200,000
Deferred revenue	16,846	16,846
Other long-term liabilities	38,736	56,624
Stockholders’ equity	669,733	640,320

Total liabilities and stockholders’ equity	$1,512,608	$1,502,143

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that are susceptible to change include the Company’s estimate of the allowance for uncollectible accounts, fair value of long-lived assets, and asset retirement obligations.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition
      Revenues from leasing and licensing activities are recognized when earned based on lease or license agreements. Rate increases based on fixed escalation clauses that are included in certain lease or license agreements are recognized on a straight-line basis over the term of the lease or license. The portion of revenues attributable to straight-line recognition of revenue for the reorganized company was approximately $9.1 million and $16.6 million for the year ended December 31, 2004 and the eleven months ended December 31, 2003, respectively. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized once an agreement has been executed, the price is fixed and determinable, delivery of services has occurred and collectibility is reasonably assured. Additionally, the Company generates revenues related to the management of sites on rooftops. Under each site management agreement, the Company is entitled to a recurring fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. The Company recognizes these recurring fees as revenue when earned.

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

Allowance for Uncollectible Accounts
      The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to the Company is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. Activity in the allowance for uncollectible accounts consisted of the following:

	Reorganized Company		Predecessor Company

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31, 2004	December 31, 2003	January 31, 2003	December 31, 2002

	(In thousands)
Beginning allowance	$7,849	$10,749	$11,088	$4,457
Provisions for uncollectible accounts	2,195	4,484	537	12,122
Write-offs of uncollectible accounts	(4,162)	(7,384)	(876)	(5,491)

Ending allowance	$5,882	$7,849	$10,749	$11,088

Costs of Operations
      Costs of operations consist of direct costs incurred to provide the related services including ground lease expense, tower maintenance, utilities and related real estate taxes. Ground lease expense is recognized on a straight-line basis over the lease term, including cancellable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of being exercised. Costs of operations do not include depreciation and amortization expense on the related assets.

Available-for-Sale Securities
      Available-for-sale securities are classified as other assets in the consolidated balance sheets and are stated at fair value, with any unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Unrealized holding gains (losses) related to these securities were $(23.5 million), $(0.2 million) and $4.1 million for the twelve months ended December 31, 2002, the one month ended January 31, 2003 and the eleven months ended December 31, 2003, respectively. During the eleven months ended December 31, 2003, the Company sold its available-for-sale securities for proceeds of $5.0 million and recognized a gain on the sale of $3.8 million. This gain is included in other income (expense) in the consolidated statements of operations. The specific identification method was used to determine the cost basis of the securities sold. The fair value of the Company’s available-for-sale securities was $1.3 million at December 31, 2002. As of December 31, 2003 and December 31, 2004, the Company holds no available-for-sale securities.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Other Entities
      The Company makes strategic investments in companies that have developed or are developing innovative wireless technology. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. The Company’s investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. The Company reviews the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is carried at an amount in excess of fair value and the decline is other than temporary, the Company records an impairment charge to adjust the carrying value to market value. As of December 31, 2003 and December 31, 2004, the Company’s investments in other entities were accounted for using the cost method and the carrying value was $2.0 million.

Property and Equipment
      Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost. Self-constructed assets include both direct and indirect costs associated with construction as well as capitalized interest. Approximately $0.9 million, $0.4 million and $1.2 million of interest was capitalized for the year ended December 31, 2004, the eleven months ended December 31, 2003 and the year ended December 31, 2002, respectively. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset.
      Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Property and equipment acquired through capitalized leases and leasehold improvements (primarily wireless and broadcast towers) are amortized over the shorter of the lease term or their estimated useful life. Lease terms include cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise. The estimated useful lives of our significant property and equipment classifications are as follows:

Years

Wireless towers	15
Broadcast towers and tower components	10-30
Equipment	3-15
Buildings	39

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with the Company’s adoption of fresh start accounting on January 31, 2003, impairment tests of goodwill were performed. As a result, the remaining $60.6 million of goodwill related to our wireless tower unit was written off. This charge is included in Reorganization items in the consolidated financial statements. The Company has no recorded goodwill as of December 31, 2003 and December 31, 2004.

Intangible Assets Subject to Amortization
      In accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the year ended December 31, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $14.7 million. Of the total $14.7 million reduction of intangible assets, $11.5 million was applied to customer contracts with the balance of $3.2 million being applied to right to lease agreements.

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
      Customer Contracts

	Balance		Deferred Tax		Balance
	January 1, 2004	Additions	Benefit Reduction	Write-offs	December 31, 2004

	(In thousands)
Customer contracts	$190,929	$5,551	$(11,506)	$(927)	$184,047
Accumulated amortization	(11,570)	(12,390)	—	76	(23,884)

Customer contracts, net	$179,359	$(6,839)	$(11,506)	$(851)	$160,163

      The Company estimates amortization expense related to customer contracts to be approximately $12.1 million for each of the next five years.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Right to Lease Agreements
      The Company has entered into Right to Lease agreements with various licensees to provide access to interior space for in-building equipment. The initial access fees for these agreements are amortized over a period of either 3 or 10 years, depending on the terms of the lease agreement.
      Right to Lease Agreements

	Balance		Deferred Tax		Balance
	January 1, 2004	Additions	Benefit Reduction	Write-offs	December 31, 2004

			(In thousands)
Right to lease agreements	$9,125	$475	$(3,223)	$(5,802)	$575
Accumulated amortization	(5,202)	(684)	—	5,802	(84)

Right to lease agreements, net	$3,923	$(209)	$(3,223)	$—	$491

      The Company estimates amortization expense related to right to lease agreements to be approximately $0.1 million for each of the next five years.

Debt Issuance Costs
      The Company capitalizes costs relating to the issuance of long-term debt and senior notes. These capitalized debt issuance costs are included in Other assets in the accompanying consolidated balance sheets. These costs are amortized to interest expense using the straight-line method over the term of the related debt. The following table summarizes activity with respect to debt issuance costs for the year ended December 31,2004:

	Balance				Balance
	January 1, 2004	Additions	Amortization	Write-offs	December 31, 2004

	(In thousands)
Previous credit facility	$11,775	$853	$(2,837)	$(9,791)	$—
New credit facility	—	11,101	(174)	—	10,927
Senior notes	5,943	88	(952)	—	5,079

Debt issuance costs, net	$17,718	$12,042	$(3,963)	$(9,791)	$16,006

Impairment of Long-Lived Assets
      Long-lived assets, such as property and equipment and certain identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Derivative Financial Instruments
      The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Instruments

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Certain Hedging Activities (“SFAS 138”) and as further amended by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The Company records derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized in earnings or in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting as defined by SFAS 133. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
      In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the year ended December 31, 2004 and the eleven months ended December 31, 2003, the Company recognized a loss on the change in the fair value of this instrument of $0.2 million and $0.5 million, respectively. The carrying amount and fair value of this instrument was negligible as of December 31, 2004 and was approximately $0.2 million as of December 31, 2003 and is included in Other assets in the accompanying consolidated balance sheets.
      In December 2004, the Company entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of December 31, 2004, the carrying amount and fair value of this instrument was $0.6 million and is included in other assets in the consolidated balance sheet. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004 was 4.83%.

Liabilities Under SBC Agreement
      In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 11. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service. From January 31, 2003 through February 16, 2004, the Company leased or subleased 121 towers, for which it paid $32.0 million reducing the Company’s commitment to 479 towers to be leased or subleased under the SBC agreement. On February 17, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. From February 18, 2004 through August 15, 2004, the Company leased or subleased 7 towers, for which it paid $1.9 million reducing the Company’s commitment to 467 towers to be leased or subleased under the SBC agreement. On August 16, 2004, the Company completed its last closing under its agreement with SBC and leased or subleased 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under the Company’s agreement with SBC. As a result of not acquiring these 276 towers, the Company recognized $29.2 million as Other income through the reversal of liabilities originally recorded for these towers. In the year ended December 31, 2004, the Company leased or subleased 204 towers, for which it paid $53.6 million in cash. Of this amount, $18.5 million was charged against the liability, $31.5 million was capitalized as property and equipment and $3.6 million was recorded as

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customer contracts. The Company’s federal income tax obligation was not impacted by the recording or reversal of the liabilities related to its obligation under the SBC agreement.

Accounting for Income Taxes
      As part of the process of preparing our consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $530.8 million as of December 31, 2004 due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating losses carry-forwards and tax basis in fixed assets.
      In accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the twelve months ended December 31, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $14.7 million.

Assets Held for Sale and Discontinued Operations
      On December 16, 2003, the Company decided to discontinue its broadcast services division and on March 1, 2004, the division was sold for $0.9 million in cash, $4.5 million in notes receivable, and $1.0 million in in-kind services. Broadcast services’ revenues for the year ended December 31, 2002, the one month ended January 31, 2003, the eleven months ended December 31, 2003 and the year ended December 31, 2004 were $26.8 million, $1.2 million, $13.1 million and $1.8 million, respectively. In conjunction with the disposal, the Company recorded a provision for the estimated loss on disposal of the broadcast services division of $17.0 million in 2003. In the year ended December 31, 2004, the Company recorded a gain on disposal of the broadcast services division of $0.8 million. The results of the broadcast services division’s operations have been reported separately as discontinued operations in the accompanying statements of operations. Prior period financial statements have been restated to present the operations of the division as a discontinued operation.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2003, the Company retained Lazard Freres (“Lazard”) to assist in the sale of the broadcast services division. Lazard conducted an auction process with several participants to determine the net realizable value of the division. The assets and liabilities of the discontinued broadcast services operations have been recorded at their estimated net realizable value in the accompanying consolidated balance sheets based on the negotiated sale price. Assets and liabilities held for sale consist of the following (in thousands):

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

      On December 31, 2002, the Company sold its network services division. Network services revenues for the year ended December 31, 2002 was $136.2 million. Network services loss before taxes for the year ended December 31, 2002 was $11.0 million. The Company recorded a loss on disposal of the network services division of $47.0 million in 2002. In the eleven months ended December 31, 2003, the Company recorded an additional loss on disposal of the network services division of $0.6 million related to the settlement of a disputed item. The results of the network services division’s operations have been reported separately as discontinued operations in the Consolidated Statements of Operations.
      As permitted under Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, the statements of cash flows do not separately disclose the cash flows related to discontinued operations.

Financial Instruments
      The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair values of the senior notes and interest rate swap are based on quoted market prices. The estimated fair value of the credit facility is determined based on current rates offered for similar borrowings.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

	Reorganized Company		Reorganized Company
	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Cash and Cash Equivalents	$34,649	$34,649	$60,410	$60,410
Credit Facility	(550,000)	(551,750)	(439,555)	(444,584)
Senior Notes	(200,000)	(212,750)	(200,000)	(213,500)
Interest Rate Swap	627	627	—	—

Earnings (Loss) Per Share
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
      Basic and diluted income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). During the year ended December 31, 2002 and the one month ended January 31, 2003, the Company had potential common stock equivalents related to its convertible notes, warrants and outstanding stock options. Upon completion of the Company’s reorganization, the convertible notes were exchanged for shares of common stock, par value $0.01 per share and all outstanding warrants and stock options were cancelled. These potential common stock equivalents were not included in diluted earnings (loss) per share for the year ended December 31, 2002 and the one month ended January 31, 2003 because the effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for the year ended December 31, 2002 and the one month ended January 31, 2003.
      As discussed in Note 2, under the Plan of Reorganization, the holders of 166,158,298 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2003 received new warrants which were immediately exercisable into 2.5 million shares of common stock, par value $0.01 per share at a price of $16.00 per share. In addition, on February 10, 2003, the Company adopted the 2003 Equity Incentive Plan to grant equity based incentives in common stock to employees and directors. Approximately 5.4 million options to purchase common stock were granted under this plan in March 2003. During the year ended December 31, 2004 and the eleven months ended December 31, 2003, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in diluted earnings (loss) per share for the eleven months ended December 31, 2003 because the effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for the eleven months ended December 31, 2003. Approximately 4.3 million options to purchase common stock and warrants exercisable into approximately 2.5 million shares of common stock were included in the calculation of diluted earnings per share for the year ended December 31, 2004. No options or warrants were excluded from the calculation of diluted earnings for the twelve months ended December 31, 2004, as all

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such options and warrants were dilutive. The shares used in computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Reorganized Company		Predecessor Company

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31, 2004	December 31, 2003	January 31, 2003	December 31, 2002

	(In thousands)
Weighted average common shares outstanding (basic)	48,149	47,406	154,014	153,924
Effect of dilutive stock options	2,165	—	—	—
Effect of dilutive warrants and awards	1,576	—	—	—
Effect of dilutive shares required to settle forward contract*	67	—	—	—

Weighted average common shares outstanding (diluted)	51,957	47,406	154,014	153,924

*	On November 19, 2004, the Company repurchased 2,693,481 shares of common stock at a purchase price of $150.0 million under an accelerated stock buyback agreement (the “ASB”) with Goldman Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which may require settlement in either cash or stock by the Company based on the volume weighted average market trading price of the Company’s shares from November 19, 2004 through March 18, 2005. Based on average trading prices of the Company’s shares through December 31, 2004, the Company estimates an additional payment of $3.8 million or issuance of approximately sixty-seven thousand shares would be required by the Company.

Significant Customers
      The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries, primarily in the United States. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant customers representing 10% or more of our consolidated revenues are presented below for all applicable periods:
      Significant customers representing 10% or more of our consolidated revenues are presented below for all applicable periods:

	Reorganized Company		Predecessor Company

		Eleven Months
		Ended	One Month
	Year Ended	December 31, 2003	Ended	Year Ended
	December 31, 2004	(as restated)	January 31, 2003	December 31, 2002

	(Dollars in thousands)
Significant Customer Revenue
Nextel and affiliates*	$98,244	$86,462	$7,434	$88,015
% Total Consolidated Revenue	28%	30%	29%	31%
Cingular**	$113,157	$86,005	$7,195	$80,837
% Total Consolidated Revenue	32%	30%	28%	29%
Sprint*	$18,285	$12,578	$1,133	$13,952
% Total Consolidated Revenue	5%	4%	4%	5%

Total Consolidated Revenue	$355,148	$289,713	$25,626	$282,525

*	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of December 31, 2004, we have 614 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.

**	As of October 27, 2004, Cingular merged with AT&T Wireless. As of December 31, 2004, we have 508 wireless sites where Cingular and AT&T Wireless are both located pursuant to separate licensing agreements.

Other Income (Expense)
      Other income (expense) consists of the following:

	Reorganized Company		Predecessor Company

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31, 2004	December 31, 2003	January 31, 2003	December 31, 2002

	(In thousands)
Gain on sale of available-for-sale securities	$—	$3,837	$—	$—
SEC filing expenses	(1,457)	(1,265)	—	—
Reversal of SBC contract liability	29,667
Expenses related to proposed tender offers	—	—	—	(10,905)
Equity in net loss of affiliates	—	—	(577)	(59)
Gain (loss) on derivative instruments	627	(484)	—	—
Gain (loss) on disposals of assets	(1,624)	(5,005)	84	(167)
Other	(33)	158	—	311

	$27,180	$(2,759)	$(493)	$(10,820)

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options (Predecessor Company)
      The Company has elected under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS 148”), to account for its employee stock options under the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and has not adopted the fair value method of accounting for stock based employee compensation. Companies that account for stock based compensation arrangements for their employees under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) as if the fair value based method prescribed by SFAS 123 had been applied. The Company plans to continue to account for stock based compensation using the provisions of APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148.
      During 1997, the Company adopted a stock option plan that provided for the purchase of Predecessor Company Common Stock by key employees, directors, advisors and consultants of the Company. The maximum number of shares which could have been issued under the plan, as amended, did not exceed 20.0 million shares. Stock options were granted under various stock option agreements and each stock option agreement contained specific terms.
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
      In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2002 and the one month ended January 31, 2003: dividend yield of 0.0%; volatility of ..70; risk free interest rate of 5.0%; and expected option lives of 7 years.
      In connection with the Plan of Reorganization discussed in Note 2, all options issued under this plan were cancelled on February 10, 2003. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income (loss) and net income (loss) per share for the year ended December 31, 2002 and the one month ended January 31, 2003 would have been as follows:

	Predecessor Company

	One Month	Year
	Ended	Ended
	January 31, 2003	December 31, 2002

	(In thousands,
	except per share amounts)
Reported net income (loss)	$344,970	$(774,984)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	420
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(420)	(6,723)

Pro forma net income (loss)	$344,550	$(781,287)

Basic income (loss) per share:
Reported net income (loss) per share	$2.24	$(5.03)
Pro forma net income (loss) per share	$2.24	$(5.08)
Diluted income (loss) per share:
Reported net income (loss) per share	$2.24	$(5.03)
Pro forma net income (loss) per share	$2.24	$(5.08)
      Option activity under the Company’s plans is summarized below:

		Weighted
		Average
		Exercise Price
	Shares	per Share

Outstanding at December 31, 2001	13,123,235	$8.56
Granted	553,680	0.35
Exercised	—	—
Cancelled	(4,035,801)	9.37

Outstanding at December 31, 2002	9,641,114	$7.74
Granted	—	—
Exercised	—	—
Cancelled	(19,968)	7.87

Outstanding at January 31, 2003	9,621,146	$7.74

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2003, the Company granted approximately 5.4 million options to purchase common stock under this plan. In general, the initial options granted to employees vest and become exercisable as follows: 20% on the grant date, 50% ratably over a thirty-six month period commencing one month after date of grant and 30% which vest automatically on the sixth anniversary of the grant date. Vesting of this 30% could be accelerated upon the achievement of certain performance milestones approved by the Board of Directors (the “Performance Arrangement”). In general, options granted to employees subsequent to the initial grant vest and become exercisable as follows: 70% ratably over a thirty-six month period commencing one month after date of grant and 30% under the Performance Arrangement. Options granted to members of the board of directors vest 20% on the grant date and 80% ratably over a thirty-six month period commencing one month after date of grant.
      In accordance with SFAS 123, the fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003

Volatility	41%	55%
Risk-free interest rate	3.77%	3.37%
Expected option life in years	7	7
Dividend yield	0%	0%
      Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the year ended December 31, 2004 and the eleven months ended December 31, 2003 (restated) would have been as follows:

		Eleven Months
	Year	Ended
	Ended	December 31, 2003
	December 31, 2004	(as restated)

	(In thousands, except per share amounts)
Reported net income (loss)	$24,651	$(49,099)
Add: Total Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	420	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(4,020)	(7,482)

Pro forma net income (loss)	$21,051	$(56,581)

Basic earnings (loss) per share:
Reported net income (loss) per share	$0.51	$(1.04)

Pro forma net income (loss) per share	$0.44	$(1.19)

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.47	$(1.04)

Pro forma net income (loss) per share	$0.41	$(1.19)

      The Company has revised its assumptions to include the appropriate vesting periods for the eleven months ended December 31, 2003. The above table shows compensation expense as revised from its prior filings. This revision resulted in an increase to pro forma compensation expense, net of related tax effect, of $1.9 million and a corresponding change in pro forma basic and diluted income loss per share of ($0.04) for the eleven months ended December 31, 2003.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under the Company’s plans is summarized below:

		Weighted
		Average
		Exercise Price
	Shares	per Share

Outstanding at February 10, 2003	—	—
Granted	5,613,328	$13.97
Exercised	(383,223)	13.21
Cancelled	(7,306)	13.08

Outstanding at December 31, 2003	5,222,799	$14.03

Granted	366,000	$47.88
Exercised	(1,832,241)	14.35
Cancelled	(258,268)	15.00

Outstanding at December 31, 2004	3,498,290	$17.33

      The weighted average remaining contractual life of the stock options outstanding was 8.0 years at December 31, 2004. There were 1.2 million options exercisable under the stock option plan at December 31, 2004, as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding As of	Remaining	Exercise Price	Exercisable As of	Exercise Price
Exercise Prices	December 31, 2004	Contractual Life	per Share	December 31, 2004	per Share

$13.08 – 15.50	3,129,935	7.8	$13.78	1,214,444	$13.85
$30.63 – 42.45	153,355	9.1	35.35	29,502	35.47
$51.80 – 58.11	215,000	9.9	56.22	417	52.05

$13.08 – 58.11	3,498,290	8.0	$17.33	1,244,363	$14.37

      In addition, in connection with commencement of service on the Company’s Board of Directors, on July 28, 2004, each of the five new non-employee Directors received for nominal consideration 1,500 shares of restricted common stock of the Company for a total of 7,500 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and are restricted until June 30, 2005, when they become fully vested. The Company will recognize an expense charge of $0.3 million on a straight-line basis over the restricted period. For the year ended December 31, 2004, $159,000 was charged to expense.

Employee Benefit Plan
      The Company provides a 401(k) plan for the benefit of all its employees meeting specified eligibility requirements. The Company’s contributions to the plan are discretionary and totaled approximately $0.8 million, $0.6 million, $0.05 million and $1.1 million for the year ended December 31, 2004, the eleven months ended December 31, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively.

Share Repurchase Plan
      On July 28, 2004, the Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. On November 22, 2004, the Board of Directors authorized an increase of $125.0 million for a total repurchase authorization of $300.0 million. In addition, the Company

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
announced its repurchase of $150.0 million of its outstanding common stock under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which may require a payment in either cash or stock by the Company based on the volume weighted average market trading price of the Company’s shares from November 19, 2004 through March 18, 2005. Based on average trading prices of the Company’s shares through December 31, 2004, the Company estimates an additional payment of $3.8 million or issuance of approximately 67,000 shares would be required by the Company.
      The share repurchase is subject to prevailing market conditions and other considerations. During the year ended December 31, 2004, the Company repurchased 3,679,881 shares at an average price of $53.20 per share including commissions. Including legal costs of $0.3 million, the Company’s cost basis for these shares was an average price of $53.28 per share. The Company holds all repurchased shares as treasury stock.

Treasury Stock
      The Company records treasury stock purchases under the cost method whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for treasury stock purchases. In the event that treasury shares are reissued, proceeds in excess of cost will be accounted for as additional paid-in-capital. Any deficiency will be charged to retained earnings, unless paid-in-capital from previous share transactions exists, in which case the deficiency will be charged to that account, with any excess charged to retained earnings. The first-in, first-out (FIFO) method will be used to compute excesses and deficiencies upon subsequent share re-issuances.

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

Reclassifications
      Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on net income (loss) or stockholders’ equity (deficit) as previously reported.

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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Recently Issued Accounting Pronouncements
      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower asset upon expiration. Application of the new pronouncement resulted in an increase in net property, plant and equipment of $23.2 million, recognition of an asset retirement obligation of $35.4 million, and a cumulative effect of change in accounting principle of $12.2 million. This obligation is included in other long term liabilities in the consolidated balance sheets. The following tables display activity related to the asset retirement obligation:

					Balance
	Balance			Revisions in	December 31,
	January 1,	Additions/	Accretion	Estimated	2003
	2003	Reductions	Expense	Cash Flows	(as restated)

	(In thousands)
Asset retirement obligation	$35,442	—	$2,149	$(70)	$37,521

	Balance
	January 1,			Revisions in	Balance
	2004	Additions/	Accretion	Estimated	December 31,
	(as restated)	Reductions	Expense	Cash Flows	2004

	(In thousands)
Asset retirement obligation	$37,521	$113	$3,065	$850	$41,549

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma results of operations for the year ended December 31, 2002 had the Company adopted SFAS 143 on January 1, 2002 are as follows:

Predecessor Company
Year Ended
December 31, 2002

(In thousands, except
per share amounts)
Reported net loss	$(774,984)
Additional depreciation of property and equipment	(1,862)
Accretion of asset retirement obligation	(2,456)

Adjusted net loss	$(779,302)

Basic and diluted earnings per share:
Reported net loss per share	$(5.03)
Additional depreciation of property and equipment	(0.01)
Accretion of asset retirement obligation	(0.02)

Adjusted net loss per share	$(5.06)

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the adoption of the SFAS 123(R) fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under Financial Accounting Standards No. 95, Statement of Cash Flows. We will recognize excess tax benefits when those benefits reduce current income taxes payable. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees and directors prior to that effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company has not made a determination as to the method that will be utilized.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-lived Assets
      Property and equipment consist of the following:

	Reorganized Company

		December 31, 2003
	December 31, 2004	(as restated)

	(In thousands)
Towers	$1,243,258	$1,202,917
Equipment	32,158	19,112
Land	21,078	16,318
Buildings	26,292	27,281
Other	11,627	8,901

	1,334,413	1,274,529
Less accumulated depreciation	(189,643)	(89,723)

	1,144,770	1,184,806
Construction in progress	21,626	11,102

Property and equipment, net	$1,166,396	$1,195,908

      Other assets consist of the following:

	Reorganized Company

		December 31, 2003
	December 31, 2004	(as restated)

	(In thousands)
Debt issuance costs	$16,006	$17,718
Other	5,481	7,007

Other Assets	$21,487	$24,725

5.	Debt
      Debt consists of the following:

	Reorganized Company

	December 31, 2004	December 31, 2003

	(In thousands)
New credit facility	$550,000	$—
Previous credit facility	—	439,555
8 1/4% Senior Notes Due 2010	200,000	200,000

Total debt	750,000	639,555
Less current portion	(4,000)	—

Long-term debt	$746,000	$639,555

Credit Facility
      SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a new $900.0 million senior secured credit facility on November 19, 2004 with a syndicate of lenders led by TD Securities (USA) LLC and Citigroup Global Markets Inc. The new credit facility replaces Communications’ previous facility of $638.2 million, of which $438.2 million was drawn. Proceeds from

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
borrowings of $450.0 million made at closing under the new facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. SpectraSite anticipates using the facility for general corporate purposes, including acquisitions and financing distributions to its stockholders. On November 29, 2004, Communications borrowed an additional $100.0 million under its multiple draw term loan. As of December 31, 2004, the credit facility includes:

•	a $200.0 million undrawn revolving credit facility, against which $4.9 million of letters of credit are outstanding, maturing on November 19, 2011;

•	a $300.0 million multiple draw term loan that has $150.0 million outstanding and which must be repaid in quarterly installments beginning on December 31, 2006 and ending on November 19, 2011; and

•	a $400.0 million term loan that is fully drawn and which must be repaid in quarterly installments beginning on March 31, 2005 and ending on May 19, 2012.
      As of December 31, 2004, Communications has $550.0 million outstanding under the credit facility. In addition, under the terms of the credit facility, Communications could borrow approximately $195.1 million under the revolving credit facility and $150.0 million under the multiple draw term loan while remaining in compliance with the applicable covenants as of December 31, 2004.
      At December 31, 2004, amounts due under the credit facility are:

Maturities

(In thousands)
2005	$4,000
2006	7,750
2007	20,875
2008	28,375
2009	34,000
Thereafter	455,000

Total	$550,000

      The revolving credit loan and the multiple draw term loan bear interest, at Communications’ option, at either Toronto Dominion’s base rate plus an applicable margin ranging from 0.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either Toronto Dominion’s base rate plus 0.50% per annum or the Eurodollar rate plus 1.50% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004 was 4.09%.
      In February 2003, Communications entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. The carrying amount and fair value of this instrument was negligible as of December 31, 2004 and approximately $0.2 million as of December 31, 2003 and is included in other assets in the accompanying consolidated balance sheets.
      In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of December 31, 2004, the carrying amount and fair value of this

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instrument was $0.6 million and is included in other assets in the consolidated balance sheet. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of December 31, 2004 was 4.83%.
      Communications is required to pay a commitment fee of between 0.375% and 0.500% per annum in respect of the undrawn portions of the revolving credit facility and multiple draw term loan, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets, the incurrence of certain additional indebtedness, or the generation of excess cash flow (as defined in the credit facility agreement).
      SpectraSite and each of Communications’ domestic subsidiaries have guaranteed the obligations under the credit facility. The credit facility is further secured by substantially all the tangible and intangible assets of Communications and its domestic subsidiaries, a pledge of all of the capital stock of Communications and its domestic subsidiaries and 66% of the capital stock of Communications’ foreign subsidiaries. The credit facility contains a number of covenants that, among other things, restrict Communications’ ability to incur additional indebtedness; create liens on assets; make investments or acquisitions or engage in mergers or consolidations; dispose of assets; enter into new lines of business; engage in certain transactions with affiliates; and pay dividends or make capital distributions. In addition, the credit facility requires compliance with certain financial covenants, including a requirement that Communications and its subsidiaries, on a consolidated basis, maintain a maximum ratio of total debt to annualized EBITDA (as defined in the credit facility agreement), a minimum interest coverage ratio and a minimum fixed charge coverage ratio.
      The following table summarizes activity with respect to Communications’ credit facility from November 19, 2004 through December 31, 2004:

	Amount Drawn
				Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment

	(In thousands)
Balance, November 19, 2004	$50,000	$400,000	$450,000	$200,000
Additional Borrowings	100,000	—	100,000	—

Balance, December 31, 2004	$150,000	$400,000	$550,000	$200,000

Previous Credit Facility
      On March 1, 2004, Communications repaid $0.2 million of the multiple draw term loan and $0.2 million of the term loan of its previous credit facility. In connection with these repayments, Communications wrote off approximately $7,000 in debt issuance costs.
      On June 29, 2004, Communications amended its previous credit facility. This amendment (i) provides for a $216.5 million basket that permits Communications to repurchase up to $175.0 million of SpectraSite, Inc.’s common stock or to pay dividends to its stockholders, (ii) tightens the existing borrower leverage ratio, and (iii) provides for certain other documentation changes.
      On September 3, 2004, Communications repaid $0.4 million of the multiple draw term loan and $0.6 million of the term loan of its previous credit facility with the proceeds associated with the sale of the broadcast services division. In connection with these repayments, Communications wrote off approximately $17,000 in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.
      On November 19, 2004, Communications repaid $187.0 million of the multiple draw term loan and $251.2 million of the term loan of its previous credit facility with the proceeds associated with its new credit

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility. In connection with these repayments, Communications wrote off approximately $9.8 million in debt issuance costs. This charge is included in interest expense in the consolidated statement of operations.
      The following table summarizes activity with respect to Communications’ previous credit facility from January 1, 2004 through November 19, 2004:

	Amount Drawn
				Undrawn
	Multiple			Revolving
	Draw Term			Credit Facility
	Loan	Term Loan	Total	Commitment

		(In thousands)
Balance, January 1, 2004	$187,581	$251,974	$439,555	$200,000
Repayments	(187,581)	(251,974)	(439,555)	—

Balance, November 19, 2004	$—	$—	$—	$—

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

Letters of Credit and Performance Bonds
      In addition, we had standby letters of credit of $5.0 million, consisting of $4.9 million under our new credit facility and $0.1 million under our previous credit facility, and performance bonds of $2.9 million outstanding at December 31, 2004, most of which expire within one year.

6.	Stockholders’ Equity

Common Stock
      On October 8, 2003, the Company completed an underwritten secondary public offering of its common stock, whereby 10.35 million shares of common stock were sold by four of the Company’s existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received the entire net proceeds of $292.0 million from the offering. In connection with that offering, the Company incurred costs of approximately $1.3 million in the year ended December 31, 2003, which were included in other income (expense). In connection with the offering, on October 3, 2003, the Company’s common stock began trading on the New York Stock Exchange under the symbol “SSI.”
      On February 11, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by four of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $347.8 million from the offering. In connection with this offering, we incurred costs of approximately $0.8 million in the year ended December 31, 2004.
      On May 10, 2004, we completed an underwritten public offering of our common stock, whereby approximately 10.4 million shares of common stock were sold by three of our existing stockholders, including an over-allotment option exercised by the underwriters. The selling stockholders received net proceeds of $316.1 million from the offering. In connection with this offering, we incurred costs of approximately $0.3 million in the year ended December 31, 2004.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 28, 2004, the Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. The share repurchase is subject to prevailing market conditions and other considerations. The Company holds all repurchased shares as treasury shares.
      On November 22, 2004, the Board of Directors authorized an increase in the Company’s $175.0 million share repurchase authorization to $300.0 million. In addition, the Company announced its repurchase of $150.0 million of its outstanding common stock under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which may require a payment in either cash or stock by the Company based on the volume weighted average market trading price of the Company’s shares from November 19, 2004 through March 18, 2005. Based on average trading prices of the Company’s shares through December 31, 2004, the Company estimates an additional payment of $3.8 million or issuance of approximately sixty-seven thousand shares would be required by the Company.

Employee Stock Purchase Plan
      In August 1999, SpectraSite adopted the SpectraSite, Inc. Employee Stock Purchase Plan. The Board of Directors reserved and authorized one million shares of Old Common Stock for issuance under the plan. Eligible employees could purchase a number of shares of common stock equal to the total dollar amount contributed by the employee to a payroll deduction account during each six-month offering period divided by the purchase price per share. The price of the shares offered to employees under the plan was 85% of the lesser of the fair market value at the beginning or end of each six-month offering period. SpectraSite issued 0.4 million shares of Old Common Stock under the plan in 2002. The Employee Stock Purchase Plan was terminated upon the Company’s emergence from chapter 11 bankruptcy on February 10, 2003.

Stock Reserved for Future Issuance
      The Company has reserved shares of its authorized shares of common stock for future issuance as follows:

Reorganized Company
December 31, 2004

Outstanding stock options	3,498,290
Outstanding restricted stock awards	7,500
Possible future issuance under stock option plans	278,746
Outstanding warrants	2,497,322

Total	6,281,858

7.	Leases
     As Lessee
      The Company leases communications towers, land (“ground leases”), office space and equipment under non-cancelable operating and capital leases. Ground leases are generally for terms of five years and are renewable at the option of the Company. Rent expense was approximately $95.2 million, $84.8 million, $6.3 million and $75.2 million for the year ended December 31, 2004, the eleven months ended December 31, 2003, the one month ended January 31, 2003 and the year ended December 31, 2002, respectively. Total lease payments for the Company’s tower capital lease assets are made upon inception of the lease, and, accordingly, no capital lease obligation exists for those assets as of December 31, 2004. Obligations related to other capital leases total $0.9 million at December 31, 2004 and are included in accrued and other expenses and other long-

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term liabilities in the accompanying consolidated balance sheets. As of December 31, 2004, the future minimum lease payments for these leases are as follows:

	Capital Leases	Operating Leases

	(In thousands)
2005	$523	$73,644
2006	450	71,881
2007	142	70,784
2008	29	70,296
2009	—	69,616
Thereafter	—	1,202,608

Total	1,144	$1,558,829

Less amount representing imputed interest	(244)

Present value of net minimum lease payments under capital leases	$900

      Assets recorded under capital leases, which are included in property and equipment in the accompanying consolidated balance sheets, consist of:

	Reorganized Company

		December 31, 2003
	December 31, 2004	(as restated)

	(In thousands)
Towers	$355,353	$327,384
Other	1,781	1,496

	357,134	328,880
Less accumulated depreciation	(56,118)	(26,060)

	$301,016	$302,820

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

December 31, 2004

(In thousands)
2005	$322,306
2006	276,244
2007	240,380
2008	194,152
2009	160,505
Thereafter	406,666

Total	$1,600,253

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      The provision for income taxes is comprised of the following:

	Reorganized Company		Predecessor Company

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	January 31,	December 31,
	2004	2003	2003	2002

	(In thousands)
Current:
State	$1,040	$2,756	$5	$1,331
Federal	—	—	—	—

Provision for current income taxes	$1,040	$2,756	$5	$1,331
Deferred:
State	$760	$—	$—	$—
Federal	13,969	—	—	—

Provision for deferred income taxes	$14,729	$—	$—	$—
Total provision for income taxes	$15,769	$2,756	$5	$1,331

      The reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense is as follows:

	Reorganized Company
			Predecessor Company
		Eleven Months
		Ended	One Month
	Year Ended	December 31,	Ended	Year Ended
	December 31,	2003	January 31,	December 31,
	2004	(as restated)	2003	2002

Federal income tax expense (benefit) at statutory rate	35.0%	(35.0)%	35.0%	(35.0)%
Adjustment for fresh start reorganization	—	—	(40.1)	—
Non-deductible reorganization expenses	—	—	—	0.4
State taxes	4.5	5.8	—	0.4
Non-cash compensation charges	—	—	—	0.1
Other non-deductible expenses	0.2	0.7	—	—
Change in valuation allowance	—	38.8	5.1	34.5

Effective income tax rate	39.7%	10.3%	—%	0.4%

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net deferred assets are as follows:

	Reorganized Company		Predecessor Company

		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31, 2003	January 31,	December 31,
	2004	(as restated)	2003	2002

	(In thousands)
Deferred tax assets:
Tax loss carryforwards	$176,246	$127,468	$108,261	$205,276
Accreted interest on senior discount notes	—	—	—	162,959
Asset retirement obligation	16,412	15,534	13,999	—
SBC contract liability	—	23,898	23,898	—
Capital loss carryforwards	92,481	76,017	75,302	75,302
Accrued liabilities	3,037	213	434	23,856
Depreciation and basis in fixed assets	263,135	336,640	368,950	—
Goodwill	—	—	—	10,065
Straight-line liability	14,576	7,263	—	—
Tax deferred revenue	25,927	3,468	—	—
Bad debt reserves	2,472	4,762	6,043	4,886

Total deferred tax assets	594,286	595,263	596,887	482,344

Deferred tax liabilities:
Tax deferred revenue	—	—	(1,660)	(4,225)
Customer contracts	(63,459)	(62,951)	(77,805)	—
Depreciation and basis in fixed assets	—	—	—	(13,435)

Total deferred tax liabilities	(63,459)	(62,951)	(79,465)	(17,660)

Net deferred tax assets before valuation allowance	530,827	532,312	517,422	464,684
Valuation allowance	(530,827)	(532,312)	(517,422)	(464,684)

Net deferred tax assets	$—	$—	$—	$—

      The Company has federal net operating loss (“NOL”) carryforwards of approximately $447 million that begin to expire in 2012. Also, the Company has state tax loss carryforwards of approximately $441 million that expire beginning in 2004. These NOL carryforwards result in a deferred tax asset of approximately $176 million at December 31, 2004.
      The ability of the Company to use its net operating loss carryforwards and other tax attributes may be subject to certain statutory and other limitations upon emergence from bankruptcy. The United States Treasury Department and the IRS have issued proposed regulations that provide for tax attribute reduction when the debt of a member of a consolidated group is forgiven. It is uncertain at this time how much, if any, of the net operating loss carryforwards or other tax attributes will survive after this reduction. Based on the Company’s interpretation of the application of attribute reduction, the net operating loss carryforwards currently reflect an estimated reduction of $171.7 million. Also, Internal Revenue Code Section 382 limits future use of net operating loss carryforwards and certain other tax attributes when a prescribed ownership change occurs. A prescribed ownership change occurred on emergence from bankruptcy. The prescribed ownership change results in an estimated annual limitation of $34.4 million on the utilization of net operating loss carryforwards existing on emergence from bankruptcy.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Due to the Plan of Reorganization and the adoption of fresh start accounting as of January 31, 2003, net deferred tax assets existing at the reorganization date will increase stockholders’ equity, or adjust net assets, if and when realized. The opening balance of the net deferred tax asset existing as of the reorganization date is $523 million versus $517 million as previously disclosed. The adjustment to this opening balance was mainly due to further identification of loss carryforwards and tax basis in fixed assets existing at the reorganization date.
      The Company receives an income tax deduction related to stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The amount of these benefits generated during the year ended December 31, 2004 was approximately $18.3 million. The Company has provided a 100% valuation reserve against this asset as of December 31, 2004. The benefits resulting from these deductions will be credited directly to stockholders’ equity if and when realized.
      Based on the Company’s history of losses to date, management has provided a valuation allowance to fully offset the Company’s deferred tax assets.

9.	Other Related Party Transactions

Transactions with Financial Institutions
      Affiliates of a financial institution that owned 7% of the Company’s Old Common Stock provided investment banking services to the Company. One affiliate of the financial institution acted as agent and lender under the Company’s previous credit facility and received customary fees for the performance of these activities.

Transactions with Executive Officers
      In August 1999, we loaned David P. Tomick, the Company’s former Chief Financial Officer, $325,000 in connection with the exercise of stock options to acquire the Old Common Stock of the Predecessor Company. The loan bore interest at the applicable federal rate under the Internal Revenue Code, 5.36% per annum, and would have matured in August 2004. In May 2004, Mr. Tomick repaid this loan in full and Mr. Tomick has no further financial obligations owing to the Company.
      In September 1999, we loaned Timothy G. Biltz $500,000 to purchase a home as a relocation incentive. This loan bore interest at 5.82% per annum and would have matured in September 2004. In March 2004, Mr. Biltz repaid this loan in full and Mr. Biltz has no further financial obligations owing to the Company.
      In January 2000, we loaned Stephen H. Clark $1,100,000 in connection with the exercise of stock options to acquire 512,500 shares of the Old Common Stock of the Predecessor Company. This loan bore interest at 5.80% per annum and would have matured in December 2004. In June 2004, Mr. Clark repaid this loan in full and Mr. Clark has no further financial obligations owing to the Company.

10.	Investments in Affiliates
      The Company had a revolving loan arrangement with an affiliate under which the affiliate could borrow up to $14.4 million. The loan accrued interest at 12% and was collateralized by property, equipment, investments, contracts and other assets of the affiliate. The affiliate primarily provided wireless communications access to facilities owned by the New York Port Authority. The affiliate’s business plan was negatively impacted by the attack on the World Trade Center in September 2001. In July 2002, the Company sold all its interests in the affiliate and recorded a gain of $1.4 million in other income in the accompanying Consolidated Statements of Operations. As of December 31, 2003 and 2004, the Company had no remaining investment in the affiliate and no remaining outstanding loan balance or commitment.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      2004 Acquisitions — SBC transaction — On August 25, 2000, the Company entered into an agreement to acquire leasehold and sub-leasehold interests in approximately 3,900 wireless communications towers from affiliates of SBC Communications (collectively, “SBC”) in exchange for $982.7 million in cash and $325.0 million in Old Common Stock. Under the agreement, and assuming the lease or sublease of all 3,900 towers, the stock portion of the consideration was initially approximately 14.3 million shares valued at $22.74 per share. The stock consideration was subject to an adjustment payment to the extent the average closing price of the Old Common Stock during the 60-day period immediately preceding December 14, 2003 (the third anniversary of the initial closing) decreased from $22.74 to a floor of $12.96. The adjustment payment would be accelerated if there were a change of control of SpectraSite or upon the occurrence of certain specified liquidity events. In any case, the adjustment payment was payable, at the Company’s option, in the form of cash or shares of Old Common Stock. The maximum amount potentially payable to satisfy the adjustment payment was approximately 10.8 million shares of Old Common Stock or $139.8 million in cash. The Company and SBC entered into a Lease and Sublease Agreement pursuant to which the Company manages, maintains and leases available space on the SBC towers and has the right to add customers to the towers. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. SBC is an anchor customer on all of the towers and pays a minimum monthly fee per tower of $1,702, subject to an annual adjustment. In addition, the Company had agreed to build towers for Cingular, an affiliate of SBC, through 2005 under an exclusive build-to-suit agreement, but this agreement was terminated on May 15, 2002.
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
      The Company has the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site was a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $256.7 million as of December 31, 2004 and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the consumer price index.
      On November 14, 2001, the Company completed an amendment to the SBC acquisition agreements. This amendment reduced the maximum number of towers that the Company is committed to lease or

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sublease by 300 towers, from 3,900 in the original agreement to 3,600 towers in the agreement as amended. On November  14, 2002, the Company completed a further amendment to the SBC acquisition agreements. This amendment further reduced the maximum number of towers that the Company is committed to lease or sublease by 294 towers, from 3,600 in the amended agreement to 3,306 towers in the agreement as further amended. In addition, on February 10, 2003, in connection with the Plan of Reorganization, the Company sold its rights to 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the 294 reduction in the maximum number of towers that it is committed to lease or sublease. This fee is included in Reorganization Items — Professional and Other Fees in the consolidated statement of operations. Because these 545 towers were adjusted to fair value as part of fresh start accounting, no gain or loss was recognized on the sale. In the one month ended January 31, 2003, revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expenses, related to the 545 towers, were $1.2 million and $0.5 million, respectively. In the eleven months ended December 31, 2003, comparable revenues and costs of site leasing operations, excluding depreciation, amortization and accretion expenses, related to the 545 towers, were $0.4 million and $0.2 million, respectively.
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
      From the initial closing on December 14, 2000 through February 10, 2003, the Company leased or subleased a net total of 2,157 towers under the terms of the amended agreement. From February 11, 2003 through February 16, 2004, the Company leased or subleased 121 towers, for which it paid $32.0 million reducing the Company’s commitment to 479 towers to be leased or subleased under the SBC agreement. On February 17, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. From February 18, 2004 through August 15, 2004, the Company leased or subleased 7 towers, for which it paid $1.9 million reducing the Company’s commitment to 467 towers to be leased or subleased under the SBC agreement. On August 16, 2004, the Company completed its last closing under its agreement with SBC and leased or subleased 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under the Company’s agreement with SBC. As a result of not acquiring these remaining 276 towers, the Company recognized $29.2 million within Other income in the accompanying statement of operations through the reversal of liabilities originally recorded for these towers. In the year ended December 31, 2004, the Company leased or subleased 204 towers, for which it paid $53.6 million in cash. Of this amount, $18.5 million was charged against the liability, $31.5 million was capitalized as property and equipment and $3.6 million was recorded as customer contracts. The Company’s federal income tax obligation was not impacted by the recording or reversal of the liabilities related to its obligation under the SBC agreement.
      2003 Acquisitions — SBC transaction — As discussed above, in 2000 the Company entered into an agreement to acquire lease or sublease interests in communications towers from SBC and several of its

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affiliates. In the eleven months ended December 31, 2003, the Company leased or subleased 115 towers, for which it paid $30.3 million in cash. Of this amount, $10.5 million was charged against the liability and $19.8 million was capitalized as property and equipment. The Company did not lease or sublease any towers in the one month ended January 31, 2003.
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

	Liability			Liability
	as of	Additions/		as of
	December 31, 2003	(Reductions)	Cash Payments, Net	December 31, 2004

	(In thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development:
Employee severance	$1,118	$(100)	$(997)	$21
Lease termination and office closing	599	(743)	(60)	(204)

	1,717	(843)	(1,057)	(183)
Cingular BTS termination:
Employee severance	$7	$—	$(7)	$—
Lease termination and office closing	438	877	(630)	685

	445	877	(637)	685

Total	$2,162	$34	$(1,694)	$502

13.	Business Segments
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

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Wireless	Broadcast	Other	Total

	(In thousands)
Year ended December 31, 2004 (Reorganized Company)
Revenues	$331,983	$23,165	$—	$355,148
Adjusted EBITDA	215,250	19,732	(29,654)	205,328
Assets	1,277,370	102,420	51,282	1,431,072
Additions to property and equipment	67,531	4,547	5,030	77,108
Eleven months ended December 31, 2003 (as restated) (Reorganized Company)
Revenues	$269,179	$20,534	$—	$289,713
Adjusted EBITDA	137,287	13,665	(23,545)	127,407
Assets	1,328,214	89,835	84,094	1,502,143
Additions to property and equipment	34,838	3,207	4,589	42,634
One month ended January 31, 2003 (Predecessor Company)
Revenues	$23,855	$1,771	$—	$25,626
Adjusted EBITDA	12,586	1,420	(1,777)	12,229
Assets	1,407,710	155,795	117,674	1,681,179
Additions to property and equipment	257	861	1,619	2,737
Year ended December 31, 2002 (Predecessor Company)
Revenues	$261,189	$21,336	$—	$282,525
Adjusted EBITDA	107,030	11,967	(38,038)	80,959
Assets	2,235,117	171,631	171,708	2,578,456
Goodwill	60,626	—	—	60,626
Additions to property and equipment	52,020	13,526	8,685	74,231

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows a breakdown of the significant components included in the “other” column in the segment disclosure above:

	Reorganized Company		Predecessor Company

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2004	2003 (as restated)	2003	2002

	(In thousands)
Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(28,947)	$(22,414)	$(1,777)	$(27,743)
Corporate non-cash compensation charges	(695)	—	—	(695)
Corporate other expense	(12)	(1,131)	—	(9,600)

Total Adjusted EBITDA	$(29,654)	$(23,545)	$(1,777)	$(38,038)

Assets:
Cash and cash equivalents	$34,649	$60,410	$73,232	$80,961
Debt issuance costs	16,006	17,718	22,974	66,192
Derivative financial instruments	627	229	—	—
Assets held for sale	—	5,737	21,468	24,555

Total assets	$51,282	$84,094	$117,674	$171,708

Additions to property and equipment:
Corporate additions to property and equipment	$5,030	$3,728	$1,610	$7,816
Additions to property and equipment related to assets held for sale	—	861	9	869

Total additions to property and equipment	$5,030	$4,589	$1,619	$8,685

      A reconciliation of income (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows:

	Reorganized Company		Predecessor Company

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2004	2003 (as restated)	2003	2002

	(In thousands)
Income (loss) from continuing operations before income taxes	$39,695	$(26,783)	$1,026,479	$(337,227)
Add: Depreciation, amortization and accretion expenses	117,503	104,843	15,930	188,176
Less: Interest income	(1,380)	(816)	(137)	(855)
Add: Interest expense	49,510	50,163	4,721	226,536
Add: Reorganization expense	—	—	—	4,329
Less: Gain on debt discharge	—	—	(1,034,764)	—

Adjusted EBITDA	$205,328	$127,407	$12,229	$80,959

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenues were located in geographic areas as follows:

	Reorganized Company		Predecessor Company

		Eleven	One
	Year	Months	Month	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2004	2003	2003	2002

	(In thousands)
United States	$355,148	$289,355	$25,579	$281,866
Canada	—	358	47	659

Consolidated net revenues	$355,148	$289,713	$25,626	$282,525

      Long-lived assets were all located in the United States and totaled $1.4 billion as of December 31, 2003 and 2004.

14.	Restated Selected Quarterly Financial Data (Unaudited)
      The Company has set forth selected quarterly financial data for the year ended December 31, 2004, the one month ended January 31, 2003 and the eleven months ended December 31, 2003 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported on Form 10-Q for the applicable period, the following tables and the accompanying footnotes reconcile the quarterly information presented with those previously reported.
      The restatement adjustments reflected in the following tables are as follows:

(a) Correction of an error in the recognition of ground lease rent expense to recognize expense on a straight-line basis over the initial term of the lease plus any future option renewal periods where there is reasonable assurance at the inception of the lease that the lease will be renewed;

(b) Correction of an error in the accounting for the amortization of leasehold improvements (primarily wireless and broadcast towers) to amortize such improvements over the lesser of the remaining term of the underlying ground lease or the estimated useful life of the leasehold improvement;

(c) Correction of other errors identified by the Company, none of which is considered material individually or in the aggregate in any of the periods presented; and

(d) Correction of income tax expense and intangible assets resulting from the adjustments described in (a) through (c).

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth quarterly financial information for the year ended December 31, 2004:

	Reorganized Company			Reorganized Company			Reorganized Company
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2004			June 30, 2004			September 30, 2004			Reorganized
										Company
	Previously		As	Previously		As	Previously		As	Three Months Ended
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated	December 31, 2004

	(Dollars in thousands, except per share amounts)
CONDENSED STATEMENTS OF OPERATIONS:
Revenues	$84,590	$150	$84,740	$87,411	$144	$87,555	$91,608	$125	$91,733	$91,120
Cost of operations, excluding depreciation, amortization and accretion expenses	25,743	4,650	30,393	26,048	4,492	30,540	26,837	4,407	31,244	31,624
Selling, general and administrative expenses	12,042	—	12,042	13,511	—	13,511	13,655	—	13,655	13,991
Depreciation, amortization and accretion expenses	25,416	3,772	29,188	25,522	3,296	28,818	26,343	2,777	29,120	30,377

Operating income (loss)	21,389	(8,272)	13,117	22,330	(7,644)	14,686	24,773	(7,059)	17,714	15,128
Interest (expense) income, net	(9,402)	(275)	(9,677)	(9,350)	—	(9,350)	(9,636)	—	(9,636)	(19,467)
Other (expense) income	(1,584)	—	(1,584)	(514)	—	(514)	27,620	—	27,620	1,658
Income tax expense (benefit)	2,806	(2,069)	737	6,124	(4,208)	1,916	16,985	(2,802)	14,183	(1,067)

Income (loss) from continuing operations	7,597	(6,478)	1,119	6,342	(3,436)	2,906	25,772	(4,257)	21,515	(1,614)
Discontinued operations	(467)	—	(467)	—	—	—	1,192	—	1,192	—

Net income (loss)	$7,130	$(6,478)	$652	$6,342	$(3,436)	$2,906	$26,964	$(4,257)	$22,707	$(1,614)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$(0.14)	$0.02	$0.13	$(0.07)	$0.06	$0.53	$(0.09)	$0.44	$(0.03)
Discontinued operations	(0.01)	—	(0.01)	—	—	—	0.02	—	0.02	—

Net income (loss)	$0.15	$(0.14)	$0.01	$0.13	$(0.07)	$0.06	$0.55	$(0.09)	$0.46	$(0.03)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.13)	$0.02	$0.12	$(0.07)	$0.06	$0.49	$(0.08)	$0.41	$(0.03)
Discontinued operations	(0.01)	—	(0.01)	—	—	—	0.02	—	0.02	—

Net income (loss)	$0.14	$(0.13)	$0.01	$0.12	$(0.07)	$0.06	$0.51	$(0.08)	$0.43	$(0.03)

Adjusted EBITDA	$45,221	$(4,500)	$40,721	$47,338	$(4,348)	$42,990	$78,736	$(4,282)	$74,454	$47,163

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reorganized Company			Reorganized Company			Reorganized Company
	As of March 31, 2004			As of June 30, 2004			As of September 30, 2004
										Reorganized Company
	Previously			Previously			Previously			As of
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	December 31, 2004

	(In thousands)
CONDENSED BALANCE SHEETS:
Assets:
Current assets	$107,888	$—	$107,888	$150,971	$—	$150,971	$106,276	$—	$106,276	$57,565
Property and equipment, net	1,191,115	(15,626)	1,175,489	1,180,731	(19,058)	1,161,673	1,197,790	(21,971)	1,175,819	1,166,396
Other assets	216,269	3,558	219,827	211,826	7,967	219,793	194,238	10,946	205,184	207,111

Total long-term assets	1,407,384	(12,068)	1,395,316	1,392,557	(11,091)	1,381,466	1,392,028	(11,025)	1,381,003	1,373,507
Total assets	$1,515,272	$(12,068)	$1,503,204	$1,543,528	$(11,091)	$1,532,437	$1,498,304	$(11,025)	$1,487,279	$1,431,072

Liabilities:
Current liabilities	$138,388	$1,298	$139,686	$143,770	$1,140	$144,910	$99,255	$1,016	$100,271	$88,677
Long-term portion of credit facility	439,155	—	439,155	439,155	—	439,155	438,155	—	438,155	546,000
Senior notes	200,000	—	200,000	200,000	—	200,000	200,000	—	200,000	200,000
Other long-term liabilities	56,056	22,525	78,581	61,121	27,096	88,217	59,420	31,543	90,963	99,076

Total long-term liabilities	695,211	22,525	717,736	700,276	27,096	727,372	697,575	31,543	729,118	845,076
Stockholders’ equity	681,673	(35,891)	645,782	699,482	(39,327)	660,155	701,474	(43,584)	657,890	497,319

Total liabilities and stockholders’ equity	$1,515,272	$(12,068)	$1,503,204	$1,543,528	$(11,091)	$1,532,437	$1,498,304	$(11,025)	$1,487,279	$1,431,072

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth quarterly financial information for the eleven months ended December 31, 2003 and the one month ended January 31, 2003:

	Predecessor
	Company
	One Month
	Ended	Reorganized Company			Reorganized Company			Reorganized Company			Reorganized Company
	January 31,	Two Months Ended			Three Months Ended			Three Months Ended			Three Months Ended
	2003	March 31, 2003			June 30, 2003			September 30, 2003			December 31, 2003

	Previously	Previously		As	Previously			Previously		As	Previously		As
	Reported	Reported	Adjustments	Restated	Reported	Adjustments	As Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(Dollars in thousands, except per share amounts)
CONDENSED STATEMENTS OF OPERATIONS:
Revenues	$25,626	$51,108	$142	$51,250	$77,566	$(38)	$77,528	$79,499	$(57)	$79,442	$81,572	$(79)	$81,493
Cost of Operations, excluding depreciation, amortization and accretion expenses	8,901	17,080	3,358	20,438	25,735	5,148	30,883	26,044	5,000	31,044	26,430	4,930	31,360
Selling, general and administrative expenses	4,003	8,231	—	8,231	12,079	—	12,079	12,717	—	12,717	12,795	—	12,795
Depreciation, amortization and accretion expenses	15,930	16,652	2,217	18,869	25,359	3,223	28,582	25,393	3,123	28,516	25,794	3,082	28,876

Operating income (loss)	(3,208)	9,145	(5,433)	3,712	14,393	(8,409)	5,984	15,345	(8,180)	7,165	16,553	(8,091)	8,462
Interest (expense) income, net	(4,584)	(9,044)	77	(8,967)	(18,325)	391	(17,934)	(12,420)	116	(12,304)	(10,258)	116	(10,142)
Gain on debt discharge	1,034,764	—	—	—	—	—	—
Other (expense) income	(493)	(1,229)	—	(1,229)	(1,841)	—	(1,841)	1,134	—	1,134	(823)	—	(823)
Income tax expense (benefit)	5	578	—	578	95	—	95	597	—	597	1,486	—	1,486

Income (loss) from continuing operations	1,026,474	(1,706)	(5,356)	(7,062)	(5,868)	(8,018)	(13,886)	3,462	(8,064)	(4,602)	3,986	(7,975)	(3,989)
Reorganization items	(668,582)	—	—	—	—	—	—
Discontinued operations(1)	(686)	14	—	14	(1,706)	—	(1,706)	(248)	—	(248)	(17,620)	—	(17,620)
Cumulative effect of change in accounting principle(2)	(12,236)	—	—	—	—	—	—

Net income (loss)(2)	$344,970	$(1,692)	$(5,356)	$(7,048)	$(7,574)	$(8,018)	$(15,592)	$3,214	$(8,064)	$(4,850)	$(13,634)	$(7,975)	$(21,609)

Basic earnings (loss) per share(3):
Income (loss) from continuing operations	$6.66	$(0.04)	$(0.11)	$(0.15)	$(0.12)	$(0.17)	$(0.29)	$0.07	$(0.17)	$(0.10)	$0.08	$(0.17)	$(0.08)
Reorganization items	(4.34)	—	—	—	—	—	—
Discontinued operations(1)	—	—	—	—	(0.04)	—	(0.04)	—	—	—	(0.37)	—	(0.37)
Cumulative effect of change in accounting principle(2)	(0.08)	—	—	—	—	—	—

Net income (loss)(2)	$2.24	$(0.04)	$(0.11)	$(0.15)	$(0.16)	$(0.17)	$(0.33)	$0.07	$(0.17)	$(0.10)	$(0.29)	$(0.17)	$(0.45)

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Company
	One
	Month
	Ended	Reorganized Company			Reorganized Company			Reorganized Company			Reorganized Company
	January 31,	Two Months Ended			Three Months Ended			Three Months Ended			Three Months Ended
	2003	March 31, 2003			June 30, 2003			September 30, 2003			December 31, 2003

	Previously	Previously		As	Previously		As	Previously		As	Previously		As
	Reported	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(Dollars in thousands, except per share amounts)
Diluted earnings (loss) per share(3):
Income (loss) from continuing operations	$6.66	$(0.04)	$(0.11)	$(0.15)	$(0.12)	$(0.17)	$(0.29)	$0.07	$(0.17)	$(0.10)	$0.08	$(0.17)	$(0.08)
Reorganization items	(4.34)	—	—	—	—	—	—	—	—	—	—	—	—
Discontinued operations(1)	—	—	—	—	(0.04)	—	(0.04)	(0.01)	—	—	(0.37)	—	(0.37)
Cumulative effect of change in accounting principle(2)	(0.08)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)(2)	$2.24	$(0.04)	$(0.11)	$(0.15)	$(0.16)	$(0.17)	$(0.33)	$0.06	$(0.17)	$(0.10)	$(0.29)	$(0.17)	$(0.45)

Adjusted EBITDA	$12,229	$24,568	$(3,216)	$21,352	$37,911	$(5,186)	$32,725	$41,872	$(5,057)	$36,815	$41,524	$(5,009)	$36,515

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Company
	As of
	January 31,	Reorganized Company				Reorganized Company				Reorganized Company				Reorganized Company
	2003	As of March 31, 2003				As of June 30, 2003				As of September 30, 2003				As of December 31, 2003

	Previously	Previously	Discontinued	Adjust-	As	Previously	Discontinued	Adjust-	As	Previously	Discontinued	Adjust-	As	Previously	Adjust-	As
	Reported	Reported	Operations(1)	ments	Restated	Reported	Operations(1)	ments	Restated	Reported	Operations(1)	ments	Restated	Reported	ments	Restated

	(In thousands)
CONDENSED BALANCE SHEETS:
Assets:
Current assets	$117,637	$122,899	$6,908	$—	$129,807	$89,015	$6,890	$—	$95,905	$87,045	$6,850	$—	$93,895	$85,633	$—	$85,633
Property and equipment, net	1,339,362	1,252,260	(6,883)	(2,217)	1,243,160	1,243,743	(6,864)	(5,434)	1,231,445	1,223,424	(6,824)	(8,596)	1,208,004	1,207,626	(11,718)	1,195,908
Other assets	224,180	222,328	(25)	265	222,568	223,427	(26)	646	224,047	217,002	(26)	982	217,958	219,349	1,253	220,602

Total long-term assets	1,563,542	1,474,588	(6,908)	(1,952)	1,465,728	1,467,170	(6,890)	(4,788)	1,455,492	1,440,426	(6,850)	(7,614)	1,425,962	1,426,975	(10,465)	1,416,510
Total assets	$1,681,179	$1,597,487	$—	$(1,952)	$1,595,535	$1,556,185	$—	$(4,788)	$1,551,397	$1,527,471	$—	$(7,614)	$1,519,857	$1,512,608	$(10,465)	$1,502,143

Liabilities:
Current liabilities	$132,489	$124,478	$100	$43	$124,621	$126,313	$85	$240	$126,638	$151,680	$69	$653	$152,402	$147,738	$1,060	$148,798
Long-term portion of credit facility	780,711	706,955	—	—	706,955	479,955	—	—	479,955	439,955	—	—	439,955	439,555	—	439,555
Senior notes	—	—	—	—	—	200,000	—	—	200,000	200,000	—	—	200,000	200,000	—	200,000
Other long-term liabilities	82,249	81,888	(100)	3,361	85,149	68,323	(85)	8,346	76,584	53,744	(69)	13,171	66,846	55,582	17,888	73,470

Total long-term liabilities	862,960	788,843	(100)	3,361	792,104	748,278	(85)	8,346	756,539	693,699	(69)	13,171	706,801	695,137	17,888	713,025
Stockholders’ equity	685,730	684,166	—	(5,356)	678,810	681,594	—	(13,374)	668,220	682,092	—	(21,438)	660,654	669,733	(29,413)	640,320

Total liabilities and stockholders’ equity	$1,681,179	$1,597,487	$—	$(1,952)	$1,595,535	$1,556,185	$—	$(4,788)	$1,551,397	$1,527,471	$—	$(7,614)	$1,519,857	$1,512,608	$(10,465)	$1,502,143

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) On December 16, 2003, the Company decided to sell its broadcast services division. In accordance with SFAS 144, the financial results of this division for the first nine months of 2003 have been reclassified to discontinued operations to reflect the results of operations for broadcast services as discontinued operations as of December 31, 2003. See Note 1 for a more detailed discussion of the Company’s discontinued operations. The column titled “Discontinued Operations” reflects the amounts that have been reclassified.

(2) Includes a charge in the one month ended January 31, 2003 of $12,236, or $0.08 per share, for the cumulative effect of a change in accounting for asset retirement obligations related to the adoption of SFAS 143.

(3) On July 31, 2003, the Company’s Board of Directors approved a two-for-one forward stock split of SpectraSite, Inc.’s common stock, effected in the form of a common stock dividend to stockholders of record on August 14, 2003. All share and per share information for the Reorganized Company has been presented to reflect the stock split.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Adjusted EBITDA was calculated as follows for the 2004 periods presented above:

	Reorganized Company			Reorganized Company			Reorganized Company
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2004			June 30, 2004			September 30, 2004
										Reorganized Company
	Previously		As	Previously		As	Previously		As	Three Months Ended
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated	December 31, 2004

	(In thousands)
Net income (loss)	$7,130	$(6,478)	$652	$6,342	$(3,436)	$2,906	$26,964	$(4,257)	$22,707	$(1,614)
Depreciation, amortization and accretion expenses	25,416	3,772	29,188	25,522	3,296	28,818	26,343	2,777	29,120	30,377
Interest income	(214)	—	(214)	(315)	—	(315)	(427)	—	(427)	(424)
Interest expense	9,616	275	9,891	9,665	—	9,665	10,063	—	10,063	19,891
Income tax expense	2,806	(2,069)	737	6,124	(4,208)	1,916	16,985	(2,802)	14,183	(1,067)
Loss from operation of discontinued segment, net of income tax expense	124	—	124	—	—	—	—	—	—	—
Loss (gain) on disposal of discontinued segment, net of income tax expense	343	—	343	—	—	—	(1,192)	—	(1,192)	—

Adjusted EBITDA	$45,221	$(4,500)	$40,721	$47,338	$(4,348)	$42,990	$78,736	$(4,282)	$74,454	$47,163

	Predecessor
	Company One	Reorganized Company			Reorganized Company			Reorganized Company			Reorganized Company
	Month Ended	Two Months Ended			Three Months Ended			Three Months Ended			Three Months Ended
	January 31, 2003	March 31, 2003			June 30, 2003			September 30, 2003			December 31, 2003

	Previously	Previously	Adjust-	As	Previously	Adjust-	As	Previously	Adjust-	As	Previously	Adjust-	As
	Reported	Reported	ments	Restated	Reported	ments	Restated	Reported	ments	Restated	Reported	ments	Restated

	(In thousands)
Net income (loss)	$344,970	$(1,692)	$(5,356)	$(7,048)	$(7,574)	$(8,018)	$(15,592)	$3,214	$(8,064)	$(4,850)	$(13,634)	$(7,975)	$(21,609)
Depreciation, amortization and accretion expenses	15,930	16,652	2,217	18,869	25,359	3,223	28,582	25,393	3,123	28,516	25,794	3,082	28,876
Interest income	(137)	(217)	—	(217)	(279)	—	(279)	(143)	—	(143)	(177)	—	(177)
Interest expense	4,721	9,261	(77)	9,184	18,604	(391)	18,213	12,563	(116)	12,447	10,435	(116)	10,319
Gain on debt discharge	(1,034,764)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax expense	5	578	—	578	95	—	95	597	—	597	1,486	—	1,486
Reorganization items:
Adjust accounts to fair value	644,688	—	—	—	—	—	—	—	—	—	—	—	—
Professional and other fees	23,894	—	—	—	—	—	—	—	—	—	—	—	—
Loss (income) from operation of discontinued segment, net of income tax expense	686	(14)	—	(14)	1,110	—	1,110	248	—	248	643	—	643
Loss on disposal of discontinued segment, net of income tax expense	—	—	—	—	596	—	596	—	—	—	16,977	—	16,977
Cumulative effect of change in accounting principle	12,236	—	—	—	—	—	—	—	—	—	—	—	—

Adjusted EBITDA	$12,229	$24,568	$(3,216)	$21,352	$37,911	$(5,186)	$32,725	$41,872	$(5,057)	$36,815	$41,524	$(5,009)	$36,515

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.
2.2		Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3		Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4		Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5		Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6		SpectraSite Newco Purchase Agreement, dated as of May 15, 2002, by and among Cingular Wireless LLC (“Cingular”), the Registrant, Southern Towers, Inc., SpectraSite Communications, Inc. and CA/ NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated May 22, 2002.

2.7		November Agreement, dated as of November 14, 2002, by and among Cingular, the Registrant, Southern Towers, Inc. and CA/ NV Tower Holdings, LLC. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 19, 2002.

2.8		Amended and Restated Consent and Modification, dated as of November 14, 2002, by and among Southern Towers, Inc., CA/ NV Tower Holdings, LLC, SBC Tower Holdings LLC, the Registrant and SBC Wireless LLC. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K dated November 19, 2002.

2.9		Amended and Restated Unwind Side Letter, dated as of November 14, 2002, by and among Cingular, SBC Wireless LLC, SBC Tower Holdings LLC, the Registrant, Southern Towers, Inc. and SpectraSite Communications, Inc. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated November 19, 2002.

2.10		Proposed Plan of Reorganization of the Registrant under chapter 11 of the Bankruptcy Code. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated November 19, 2002.

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2		Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 of the Registrant’s Form 10-K dated February 25, 2004.

4.1		Indenture, dated as of May 21, 2003, by and between the Registrant and The Bank of New York, as trustee. Incorporated by reference to exhibit no. 4.1 to the Registrant’s Form S-4, file no. 333-106118.

4.2		Warrant Agreement, dated as of February 10, 2003, by and between the Registrant and EquiServe Trust Company, N.A., as Warrant Agent. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 8-K dated February 11, 2003.

4.3		Specimen Stock Certificate. Incorporated by reference to exhibit 4.2 to the Registration Statement on Form S-1 of the Registrant, file no. 333-107123.

10	.1+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Stephen H. Clark. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated February 11, 2003.

10	.2+	Employment Agreement, dated as of February 10, 2003, by and among the Registrant, SpectraSite Communications, Inc. and Timothy G. Biltz. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K dated February 11, 2003.

Exhibit
Number		Description

10	.3+	Employment Agreement, dated as of November 1, 2004, by and between the Registrant, SpectraSite Communications, Inc. and Mark A. Slaven. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 2, 2004

10.4		Credit Agreement, dated as of November 19, 2004, by and among SpectraSite Communications, Inc., as Borrower; the Registrant, as a Guarantor; TD Securities (USA) LLC and CitiGroup Global Markets Inc., as Lead Arrangers; TD Securities (USA) LLC, CitiGroup Global Markets Inc. and Deutsche Bank Securities, Inc., as Joint Book Runners; Deutsche Bank Securities, Inc., The Royal Bank of Scotland PLC and Lehman Commercial Paper Inc., as Co-Arrangers and Co-Documentation Agents; CitiCorp N.A., Inc. as Syndication Agent; Toronto Dominion (Texas) LLC, as Administrative Agent; and the other credit parties thereto. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated November 24, 2004.

10	.5*	Master Confirmation, dated November 19, 2004, by and among the Registrant and Goldman Sachs & Co.

10	.6+	2003 Equity Incentive Plan of the Registrant. Incorporated by reference to exhibit no. 10.6 to the Registrant’s Form 8-K dated February 11, 2003.

10	.7+	Amendment No. 1 to the Equity Incentive Plan. Incorporated by reference to exhibit no. 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, file no. 333-112154.

10.8		Security & Subordination Agreement, dated as of April 20, 1999, with Nextel Communications, Inc. (“Nextel”). Incorporated by reference to exhibit no. 10.32 to the Registrant’s registration statement on Form S-4, file no. 333-67043.

10.9		Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, for itself and as agent for certain affiliates of SBC, Southern Towers, Inc. and SBC Wireless, LLC and the Registrant, as guarantors. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001.

10	.10+	Executive Severance Plans of the Registrant. Incorporated by reference to exhibit no. 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2001.

10	.11+	Amendment to Severance Plan B of the Registrant. Incorporated by reference to exhibit no. 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2002.

14	.1*	Code of Ethics for the Principal Executive Officer and Senior Financial Officers.

14.2		Code of Business Conduct and Ethics applicable to Employees and Directors. Incorporated by reference to exhibit no. 14.2 to Registrant’s Form 10-K dated February 25, 2004.

21	.1*	Subsidiaries of the Registrant.

23	.1*	Consent of Ernst & Young LLP.

24	.1*	Powers of Attorney (included on the signature page to this report).

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SpectraSite, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cary, State of North Carolina, on March 16, 2005.

SPECTRASITE, INC.

By:	/s/ STEPHEN H. CLARK

Stephen H. Clark
President, Chief Executive Officer and Chairman
Power of Attorney
      SpectraSite, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints Stephen H. Clark and Mark A. Slaven, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or either of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of SpectraSite, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN H. CLARK Stephen H. Clark	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005

/s/ MARK A. SLAVEN Mark A. Slaven	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ GABRIELA GONZALEZ Gabriela Gonzalez	Senior Vice President and Controller (Principal Accounting Officer)	March 16, 2005

/s/ TIMOTHY G. BILTZ Timothy G. Biltz	Chief Operating Officer and Director	March 16, 2005

/s/ PAUL M. ALBERT, JR. Paul M. Albert, Jr.	Director	March 16, 2005

/s/ JOHN F. CHLEBOWSKI, JR. John F. Chlebowski, Jr.	Director	March 16, 2005

Signature	Title	Date

/s/ DEAN J. DOUGLAS Dean J. Douglas	Director	March 16, 2005

/s/ PATRICIA L. HIGGINS Patricia L. Higgins	Director and Lead Independent Director	March 16, 2005

/s/ SAMME L. THOMPSON Samme L. Thompson	Director	March 16, 2005

/s/ KARI-PEKKA WILSKA Kari-Pekka Wilska	Director	March 16, 2005