Form 10-Q
period 2005-03-31
SPECTRASITE INC
filed 2005-05-10
CIK 1072048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

As of May 6, 2005, the registrant had only one outstanding class of common stock, of which there were 46,939,823 shares outstanding.

SPECTRASITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
	(In thousands, except share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$69,709	$34,649
Accounts receivable, net of allowance of $4,997 and $5,882, respectively	10,300	9,061
Prepaid expenses and other	14,198	13,855

Total current assets	94,207	57,565
Property and equipment, net	1,149,068	1,166,396
Customer contracts, net	149,776	160,163
Goodwill	2,827	—
Accrued straight-line rents receivable	27,466	25,461
Other assets	27,129	21,487

Total assets	$1,450,473	$1,431,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,904	$7,050
Accrued and other expenses	45,517	31,959
Deferred revenue	41,483	45,668
Current portion of credit facility	4,000	4,000

Total current liabilities	95,904	88,677

Long-term portion of credit facility	545,000	546,000
Senior notes	200,000	200,000
Deferred revenue, net of current portion	15,135	19,969
Deferred straight-line lease expense	41,466	36,902
Other long-term liabilities	42,941	42,205

Total long-term liabilities	844,542	845,076

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 50,552,963 and 49,725,592 issued at March 31, 2005 and December 31, 2004, respectively	505	497
Additional paid-in-capital	727,532	717,320
Treasury stock at cost (3,679,881 shares at March 31, 2005 and December 31, 2004)	(205,444)	(196,050)
Accumulated deficit	(12,566)	(24,448)

Total stockholders’ equity	510,027	497,319

Total liabilities and stockholders’ equity	$1,450,473	$1,431,072

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(In thousands, except per share amounts)
Revenues	$93,816	$84,740
Operating Expenses:
Costs of operations, excluding depreciation, amortization and accretion expenses	31,508	30,393
Selling, general and administrative expenses	15,170	12,042
Depreciation, amortization and accretion expenses	30,587	29,188

Total operating expenses	77,265	71,623

Operating income	16,551	13,117

Other income (expense):
Interest income	266	214
Interest expense	(11,604)	(9,891)
Other income (expense)	14,013	(1,584)

Total other income (expense)	2,675	(11,261)

Income from continuing operations before income taxes	19,226	1,856
Income tax expense:
Income tax – current	287	337
Income tax – deferred	7,307	400

Total income tax expense	7,594	737

Income from continuing operations	11,632	1,119
Discontinued operations:
Loss from operations of discontinued broadcast services division	—	(124)
Income (loss) on disposal of discontinued segment	250	(343)

Net income	$11,882	$652

Basic earnings per share:
Income from continuing operations	$0.25	$0.02
Discontinued operations	—	(0.01)

Net income	$0.25	$0.01

Diluted earnings per share:
Income from continuing operations	$0.23	$0.02
Discontinued operations	0.01	(0.01)
Change in fair value of ASB contract (see Note 1)	(0.11)	—

Net income (see Note 1)	$0.13	$0.01

Weighted average common shares outstanding (basic)	46,686	47,880

Weighted average common shares outstanding (diluted)	50,363	52,368

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common		Additional				Total
	Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Cost	Deficit	Equity
				(In thousands)
Balance at December 31, 2004	49,725,592	$497	$717,320	(3,679,881)	$(196,050)	$(24,448)	$497,319
Net income	—	—	—	—	—	11,882	11,882
Warrant and employee stock option exercises	827,371	8	10,133	—	—	—	10,141
Purchases of common stock	—	—	—	—	(9,394)	—	(9,394)
Non-cash compensation charges	—	—	79	—	—	—	79

Balance at March 31, 2005	50,552,963	$505	$727,532	(3,679,881)	$(205,444)	$(12,566)	$510,027

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Operating activities
Net income	$11,882	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,453	24,774
Amortization of intangible assets	3,055	3,855
Amortization of debt issuance costs	628	1,067
Amortization of asset retirement obligation	1,079	559
Non-cash compensation charges	79	—
Write-off of debt issuance costs	12	7
(Gain) loss on disposal of assets	(1,492)	175
Write-off of customer contracts	58	567
Gain on derivative instruments	(7,322)	—
(Gain) loss on disposal of discontinued operations	(250)	343
Deferred income taxes	7,307	400
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,239)	(687)
Prepaid expenses and other	(2,014)	(3,018)
Accounts payable	(2,230)	(2,822)
Other liabilities	(584)	1,968

Net cash provided by operating activities	35,422	27,840

Investing activities
Purchases of property and equipment	(9,203)	(6,309)
Acquisitions of towers and customer contracts	—	(1,671)
Disposal of discontinued operations, net of cash sold	—	(551)
Collection of notes receivable	1,071	—
Proceeds from the disposition of assets	1,681	714
Acquisitions of businesses, net of cash acquired	(2,761)	—

Net cash used in investing activities	(9,212)	(7,817)

Financing activities
Proceeds from issuance of common stock	10,141	4,506
Payments of debt and capital leases	(1,147)	(522)
Payments received on executive notes	—	304
Debt issuance costs	(144)	(392)

Net cash provided by financing activities	8,850	3,896

Net increase in cash and cash equivalents	35,060	23,919
Cash and cash equivalents at beginning of period	34,649	60,410

Cash and cash equivalents at end of period	$69,709	$84,329

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$6,398	$5,047
Cash paid for income taxes	243	1,245
Tower acquisitions applied against liability under SBC agreement	—	639

Supplemental disclosures of non-cash investing and financing activities:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Interest capitalized	$291	$155
Capital lease obligations incurred related to property and equipment, net	285	(95)

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

     SpectraSite, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”, “SpectraSite”, “we”, and “us”) are engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing and licensing antenna sites on multi-tenant towers, the licensing of distributed antenna systems within buildings, and managing, leasing and licensing rooftop telecommunications access on commercial real estate in the United States.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in this Note under “Assets Held for Sale and Discontinued Operations,” on March 1, 2004, the Company sold its broadcast services division.

Unaudited Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments the three months ended March 31, 2004 and 2005), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

Restatement of Previously Issued Financial Statements

     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, the Company restated its consolidated balance sheet as of December 31, 2003 and its consolidated statements of operations, stockholders’ equity and cash flows for the eleven months ended December 31, 2003. In addition, the restatement affected the two months ended March 31, 2003, the second and third quarters of 2003 and the first, second and third quarters of 2004. The restatement corrected errors relating to the Company’s accounting for (i) the recognition of ground lease rent expense related to certain ground leases underlying our tower sites, and (ii) the amortization of leasehold improvements (primarily wireless and broadcast towers).

     The following table presents the impact of the restatement adjustments described below on net income for the three months ended March 31, 2004:

Net Income for the
Three Months
Ended
March 31,
2004
(In thousands)
As previously reported	$7,130
Restatement adjustments:
Non-cash ground rent expense	(4,650)
Depreciation, amortization and accretion expenses	(3,772)
Deferred income tax benefit	2,069
Other(1)	(125)

As restated	$652

(1)	Consists of certain other corrected items, none of which was considered material individually or in the aggregate.

     The following tables present the impact of the restatement adjustments on the Company’s previously reported results for the three months ended March 31, 2004 on a condensed basis:

	Three Months Ended
	March 31, 2004
	As
	Previously	As
	Reported	Restated
	(In thousands, except per
	share amounts)
Statement of operations:
Revenues	$84,590	$84,740
Cost of operations, excluding depreciation, amortization and accretion expenses	25,743	30,393
Selling, general and administrative expenses	12,042	12,042
Depreciation, amortization and accretion expenses	25,416	29,188
Other expense, net	10,986	11,261
Income tax expense	2,806	737
Loss from discontinued operations	467	467

Net income	$7,130	$652

Basic income per share	$0.15	$0.01

Diluted income per share	$0.14	$0.01

	March 31, 2004
	As
	Previously	As
	Reported	Restated
	(In thousands)
Balance Sheet:
Current assets	$107,888	$107,888
Property and equipment, net	1,191,115	1,175,489
Other assets	216,269	219,827

Total long-term assets	1,407,384	1,395,316

Total assets	$1,515,272	$1,503,204

Current liabilities	$138,388	$139,686
Long-term portion of credit facility	439,155	439,155
Senior notes	200,000	200,000
Other long-term liabilities	56,056	78,581
Stockholders’ equity	681,673	645,782

Total liabilities and stockholders’ equity	$1,515,272	$1,503,204

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that are susceptible to change include the Company’s estimate of the allowance for uncollectible accounts, fair value of long-lived assets and asset retirement obligations.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

     Revenues from leasing and licensing activities are recognized when earned based on lease or license agreements. Rate increases based on fixed escalation clauses that are included in certain lease or license agreements are recognized on a straight-line basis over the current term of the lease or license. The non-cash portion of revenues attributable to straight-line recognition was approximately $1.8 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized once an agreement has been executed, the price is fixed and determinable, delivery of services has occurred and collectibility is reasonably assured. Additionally, the Company generates revenues related to the management of sites on rooftops. Under each site management agreement, the Company is entitled to a recurring fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. The Company recognizes these recurring fees as revenue when earned.

Deferred Revenue

     The Company recognizes revenue from leasing and licensing activities when earned based on the lease or license agreements. The unearned portion of customer payments are deferred upon receipt and then recognized as revenue ratably over the billing period as defined by the lease or license agreements.

Allowance for Uncollectible Accounts

     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to the Company is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $5.0 million and $5.9 million as of March 31, 2005 and December 31, 2004, respectively. Activity in the allowance for uncollectible accounts consisted of the following:

Three Months
Ended
March 31, 2005
(In thousands)
Beginning allowance	$5,882
Provisions for uncollectible accounts	948
Write-offs of uncollectible accounts	(1,833)

Ending allowance	$4,997

Costs of Operations

     Costs of operations consist of direct costs incurred to provide the related services including ground lease expense, tower maintenance, utilities and related real estate taxes. Ground lease expense is recognized on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of being exercised. The non-cash portion of ground lease expense attributable to straight-line recognition was approximately $4.3 million and $4.8 million for the three months ended March 31, 2005 and 2004, respectively. Costs of operations do not include depreciation and amortization expense on the related assets.

Investments in Other Entities

     The Company makes strategic investments in companies that have developed or are developing innovative wireless technology. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. Investments in entities where the Company owns less than twenty percent but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than twenty percent of the voting stock of the individual entity, but not in excess of fifty percent, are accounted for using the equity method. The Company’s investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. The Company reviews the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is carried at an amount in excess of fair value and the decline is other than temporary, the Company records an impairment charge to adjust the carrying value to market value. As of March 31, 2005 and December 31, 2004, the Company’s investments in other entities were accounted for using the cost method and the carrying value was $2.0 million.

Property and Equipment

     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost. Self-constructed assets include both direct and indirect costs associated with construction as well as capitalized interest. Approximately $0.3 million and $0.2 million of interest was capitalized for the three months ended March 31, 2005 and 2004, respectively. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset.

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

Goodwill

     The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). On an ongoing basis, the Company assesses the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the goodwill over the remaining useful life. The Company estimates future cash flows based on the current performance of the acquired assets and its business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written off in the period in which such determination is made. The Company had no recorded goodwill as of December 31, 2004 and $2.8 million of goodwill as of March 31, 2005. Goodwill as of March 31, 2005 is associated with the acquisition of Green Mountain Wireless, Inc., a New Hampshire corporation. See Note 4 for further discussion of this acquisition.

Intangible Assets Subject to Amortization

     In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the three months ended March 31, 2005, the Company recognized deferred income tax expense and reduced its customer contracts by $7.3 million.

     Customer Contracts

     The Company assesses the value of customer contracts relating to existing leases or licenses on assets acquired and records such customer contracts at fair value at the date of acquisition. Upon completion of the Company’s reorganization and the implementation of fresh start accounting, the Company recorded intangible assets relating to the fair value of customer contracts in the amount of $190.9 million as of January 31, 2003. These contracts are amortized over the lesser of the remaining life of the lease contract (including renewal options) or the remaining life of the related tower asset, not to exceed 15 years for wireless towers and 30 years for broadcast towers. Changes in customer contracts for the three months ended March 31, 2005 consisted of the following:

	Balance		Deferred Tax		Balance
	January 1, 2005	Amortization	Benefit Reduction	Write-offs	March 31, 2005
	(In thousands)
Customer contracts	$184,047	$—	$(7,307)	$(62)	$176,678
Accumulated amortization	(23,884)	(3,022)	—	4	(26,902)

Customer contracts, net	$160,163	$(3,022)	$(7,307)	$(58)	$149,776

     The Company estimates amortization expense related to customer contracts to be approximately $11.5 million for each of the next five years.

     Right to Lease Agreements

     The Company has entered into Right to Lease agreements with various licensees to provide access to interior space for in-building equipment. The initial access fees for these agreements are amortized over a period of either 3 or 10 years, depending on the terms of the lease agreement. Changes in right to lease agreements for the three months ended March 31, 2005 consisted of the following:

	Balance			Balance
	January 1, 2005	Additions	Amortization	March 31, 2005
	(In thousands)
Right to lease agreements	$575	$75	$—	$650

Accumulated amortization	(84)	¯	(29)	(113)

Right to lease agreements, net	$491	$75	$(29)	$537

     The Company estimates amortization expense related to right to lease agreements to be approximately $0.1 million per year through 2006 and decrease to approximately $0.05 million per year from 2007 through 2009.

Debt Issuance Costs

     The Company capitalizes costs relating to the issuance of long-term debt and senior notes. These capitalized debt issuance costs are included in Other assets in the accompanying consolidated balance sheets. These costs are amortized to interest expense using the straight-line method over the term of the related debt.

     The following table summarizes activity with respect to debt issuance costs for the three months ended March 31, 2005:

	Balance				Balance
	January 1, 2005	Additions	Amortization	Write-offs	March 31, 2005
	(In thousands)
Credit facility	$10,927	$134	$(390)	$(12)	$10,659
Senior notes	5,079	9	(238)	—	4,850

Debt issuance costs, net	$16,006	$143	$(628)	$(12)	$15,509

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

     In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the three months ended March 31, 2005 and 2004, the Company recognized a loss on the change in the fair value of this instrument of approximately $200 and $0.1 million, respectively. The carrying amount and fair value of this instrument was negligible as of March 31, 2005 and December 31, 2004 and is included in Other assets in the accompanying consolidated balance sheets.

     In December 2004, the Company entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. The carrying amount and fair value of this instrument was $7.9 million and $0.6 million as of March 31, 2005 and December 31, 2004, respectively, and is included in Other assets in the consolidated balance sheet. During the three months ended March 31, 2005, the Company recognized a gain on the change in fair value of this instrument of $7.3 million. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.07% and 4.83% as of March 31, 2005 and December 31, 2004, respectively.

Liabilities under SBC Agreement

     On January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the agreements with affiliates of SBC Communications (“SBC”). This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service. In the three months ended March 31, 2004, the Company leased or subleased 6 towers, for which it paid $1.7 million, of which $0.6 million was charged against the liability. In addition, on February 17, 2004, the parties agreed to reduce the Company’s remaining commitment by five towers. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. On August 16, 2004, the Company completed its last closing under its agreement with SBC.

Assets Held for Sale and Discontinued Operations

     On December 16, 2003, the Company decided to sell its broadcast services division and, on March 1, 2004, the division was sold. In connection with the sale, the Company recorded promissory notes receivable from the buyer. At the time of sale, the notes receivable were recorded at their estimated fair value by recording a valuation allowance against the notes. During the three months ended March 31, 2004, the Company recorded a loss on disposal of the division of $0.3 million. The valuation allowance is periodically evaluated against actual collection experience and estimates of future collectibility. In the three months ended March 31, 2005, the Company recorded a gain of $0.3 million on the disposal of the division relating to the partial collection and re-evaluation of the collectibility of the notes receivable as of March 31, 2005. The results of the broadcast services operations have been reported separately as discontinued operations in the unaudited consolidated statements of operations. As permitted under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the statements of cash flows do not separately disclose the cash flows related to discontinued operations.

Significant Customers

     The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers.

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for the applicable periods:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Dollars in thousands)
Significant Customer Revenue
Cingular Wireless*	$30,520	$26,332
% Total Consolidated Revenue	33%	31%
Nextel and affiliates**	$25,853	$23,974
% Total Consolidated Revenue	28%	28%
Sprint**	$5,231	$3,773
% Total Consolidated Revenue	6%	4%
Total Consolidated Revenue	$93,816	$84,740

*	As of October 27, 2004, Cingular Wireless merged with AT&T Wireless. As of March 31, 2005, we have 511 wireless sites where Cingular Wireless and AT&T Wireless are both located pursuant to separate licensing agreements. Revenues shown above include both Cingular Wireless and AT&T Wireless.

**	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of March 31, 2005, we have 619 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.

Restructuring and Non-recurring Charges

     The following table displays activity related to the accrued restructuring liability. Such liability is reflected in Accrued and other expenses in the accompanying condensed consolidated balance sheets. All activity, other than cash payments, for the period presented below is included in the determination of net income.

	Liability as of			Liability as of
	January 1,	Additions/	Cash	March 31,
	2005	(Reductions)	Payments, net	2005
	(In thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development
Employee severance	$21	$1	$(22)	$—
Lease termination and office closing	(204)	(11)	44	(171)

	(183)	(10)	22	(171)

Cingular Wireless BTS termination
Lease termination and office closing	685	(28)	(124)	533

	685	(28)	(124)	533

Total	$502	$(38)	$(102)	$362

Accounting for Income Taxes

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that it believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $523.5 million and $530.8 million as of March 31, 2005 and December 31, 2004, respectively, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating loss carryforwards and tax basis in fixed assets.

     In accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to its emergence from bankruptcy that are realized by it will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the three months ended March 31, 2005 and 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $7.3 million and $0.4 million, respectively.

Earnings Per Share

     Basic and diluted income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). During the three months ended March 31, 2005 and 2004, the Company had potential common stock equivalents related to its new warrants and outstanding stock options on common stock. Approximately 3.5 million options to purchase common stock and warrants exercisable into approximately 2.0 million shares of common stock were included in the calculation of diluted earnings per share for the three months ended March 31, 2005. Approximately 5.1 million options to purchase common stock and warrants exercisable into approximately 2.5 million shares of common stock were included in the calculation of diluted earnings per share for the three months ended March 31, 2004. The shares used in computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Weighted average common shares outstanding (basic)	46,686	47,880
Effect of dilutive stock options	1,994	3,088
Effect of dilutive warrants and awards	1,683	1,400

Weighted average common shares outstanding (diluted)	50,363	52,368

     On November 19, 2004, the Company repurchased 2,693,481 shares of common stock at a purchase price of $150.0 million under an accelerated stock buyback agreement (the “ASB”) with Goldman Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which may require settlement in either cash or stock by the Company based on the volume weighted average market trading price of the Company’s shares from November 19, 2004 through March 18, 2005. Based on average trading prices of the Company’s shares through December 31, 2004, the estimated fair value of the market price adjustment was $3.8 million. At the end of the trading period on March 18, 2005, the market price adjustment was approximately $9.4 million, which was settled in cash on April 29, 2005. In accordance with the provisions of Emerging Issues Task Force Topic D-72, Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share, the change in fair value of the market price adjustment during the three months ended March 31, 2005 of $5.6 million has been deducted from net income for purposes of computing diluted net income per share. The following table reconciles net income, as reported, to the adjusted net income used to compute diluted earnings per share:

Three Months
Ended
March 31, 2005
(In thousands, except
per share amounts)
Net income	$11,882
Change in fair value of the ASB contract	(5,570)

$6,312

Diluted earnings per share:
Income from continuing operations	$0.23
Discontinued operations	0.01
Change in fair value of the ASB contract	(0.11)

Diluted earnings per share	$0.13

     For the year ended December 31, 2004, the Company computed diluted earnings per share assuming the ASB market price adjustment would be settled through a net share settlement. Accordingly, the estimated shares issuable based on the fair market value of the ASB contract at December 31, 2004 was originally included in the weighted average shares outstanding used to compute diluted earnings per share. Had the Company reflected the cash settlement of the ASB market price in the computation of diluted earnings per share for the year ended December 31, 2004, such per share amounts would have decreased from $0.47 per share to $0.40 per share.

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

     Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the three months ended March 31, 2005 and 2004 would have been as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands, except per share amounts)
Reported net income	$11,882	$652
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	48	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,451)	(846)

Pro forma net income	$10,479	$(194)

Basic earnings per share:
Reported net income per share	$0.25	$0.01

Pro forma net income per share	$0.22	$—

Diluted earnings per share:
Reported net income per share	$0.13	$0.01

Pro forma net income per share	$0.10	$—

     In addition, in connection with commencement of service on the Company’s Board of Directors, on July 28, 2004, each of the five new non-employee Directors received for nominal consideration 1,500 shares of restricted common stock of the Company for a total of 7,500 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and are restricted until June 30, 2005, when they become fully vested. The Company will recognize an expense of $0.3 million on a straight-line basis over the restricted period. For the year ended December 31, 2004 and the three months ended March 31, 2005, $159,000 and $79,000 was charged to expense, respectively.

Share Repurchase Plan

     On July 28, 2004, the Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. On November 22, 2004, the Board of Directors authorized an increase of $125.0 million for a total repurchase authorization of $300.0 million.

     On November 22, 2004, the Company announced the repurchase of approximately $150.0 million of its outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which requires that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. The Company elected to settle the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, the Company paid approximately $9.4 million to Goldman, Sachs & Co.

     As of March 31, 2005, the Company had repurchased 3,679,881 shares at an average price of $55.75 per share including commissions and the ASB market price adjustment provision. Including legal costs of $0.3 million, the Company’s cost basis for these shares was an average price of $55.83 per share. No shares were purchased in the three months ended March 31, 2005. The Company holds all repurchased shares as treasury stock.

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

Asset Retirement Obligations

     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company records asset retirement obligations related to certain ground leases that require removal of the tower asset upon expiration. These obligations are included in Other long term liabilities in the consolidated balance sheets. The following table displays activity related to the asset retirement obligations:

	Balance			Revisions in	Balance
	January 1,	Additions/	Accretion	Estimated	March 31,
	2004	(Reductions)	Expense	Cash Flows	2004
	(In thousands)
Asset retirement obligations	$37,521	$ ¯	$559	$(4)	$38,076

	Balance			Revisions in	Balance
	January 1,	Additions/	Accretion	Estimated	March 31,
	2005	(Reductions)	Expense	Cash Flows	2005
	(In thousands)
Asset retirement obligations	$41,549	$(85)	$1,079	$(234)	$42,309

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

Reclassifications

     Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

2. Property and Equipment

     Property and equipment consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Towers	$1,244,682	$1,243,258
Equipment	36,282	32,158
Land	26,662	21,078
Buildings	26,278	26,292
Other	13,114	11,627

	1,347,018	1,334,413
Less accumulated depreciation	(216,033)	(189,643)

	1,130,985	1,144,770
Construction in progress	18,083	21,626

Property and equipment, net	$1,149,068	$1,166,396

3. Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. Accordingly, the adoption of the SFAS 123(R) fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under Financial Accounting Standards No. 95, Statement of Cash Flows. We will recognize excess tax benefits when those benefits reduce current income taxes payable. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees and directors prior to that effective date of SFAS 123(R) that remain unvested on the effective date.

•	A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company has not made a determination as to the method that will be utilized.

4. Acquisition and Disposition Activities

     General — Acquisition activity, asset acquisitions and business combinations are accounted for using the purchase method of accounting. For business combinations, the purchase prices have been allocated to the net assets acquired, principally tangible and intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and other intangible assets. The operating results of these acquisitions have been included in the Company’s consolidated results of operations from the date of acquisition. For asset acquisitions, the cost was assigned to the assets acquired.

     2005 Acquisitions — SpectraSite Outdoor Distributed Antenna System Networks — On January 12, 2005, we acquired the outstanding common stock of Green Mountain Wireless, Inc., a New Hampshire corporation (“Green Mountain”), for cash consideration of $2.8 million after certain working capital adjustments. Green Mountain, which operates under SpectraSite Outdoor DAS Networks, Inc., a Delaware corporation (“SODN”), specializes in the construction and operation of outdoor shared distributed antenna systems within the New England region. The excess purchase price over the net asset value on the date of the acquisition is attributable to our assessment of future business opportunities in the distributed antenna systems industry.

     The SODN purchase was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of SODN are included in our consolidated results from and after January 12, 2005.

     The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Fair Value as of
January 12, 2005
(In thousands)
Current assets	$13
Property and equipment, net	4
Goodwill	2,827

Total assets acquired	$2,844

Current liabilities	$(73)

Total liabilities assumed	$(73)

Net assets acquired	$2,771

     The $2.8 million of goodwill was assigned to our wireless segment. The allocated goodwill is not deductible for income tax purposes.

     2004 Acquisitions — SBC transaction — Pursuant to an agreement with SBC, the Company leased or subleased approximately 2,500 towers from SBC between December 2000 and August 2004. During the three months ended March 31, 2004, the Company leased or subleased 6 towers from SBC under this agreement. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites.

     The Company has the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site was a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $262.8 million as of March 31, 2005, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the consumer price index.

5. Financing Transactions

Credit Facility

     SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $900.0 million senior secured credit facility on November 19, 2004, with a syndicate of lenders led by Toronto Dominion Securities (USA) LLC (“TD”), and Citigroup Global Markets Inc. The credit facility replaces Communications’ previous facility of $638.2 million, of which $438.2 million was drawn as of the closing of this facility. Proceeds from borrowings of $450.0 million made at closing under the new facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. SpectraSite anticipates using the facility for general corporate purposes, including acquisitions and financing distributions to its stockholders. On November 29, 2004, Communications borrowed an additional $100.0 million under its multiple draw term loan. As of March 31, 2005, the credit facility includes:

•	a $200.0 million undrawn revolving credit facility, against which $4.9 million of letters of credit are outstanding, maturing on November 19, 2011;

•	a $300.0 million multiple draw term loan that has $150.0 million outstanding and which must be repaid in quarterly installments which begin on December 31, 2006 and end on November 19, 2011; and

•	a $399.0 million term loan that is fully drawn and which must be repaid in quarterly installments which began on March 31, 2005 and end on May 19, 2012.

     As of March 31, 2005 and December 31, 2004, Communications has $549.0 million and $550.0 million outstanding under the credit facility, respectively. In addition, under the terms of the credit facility, Communications could borrow approximately $195.1 million under the revolving credit facility and $150.0 million under the multiple draw term loan while remaining in compliance with the applicable covenants as of March 31, 2005.

     At March 31, 2005, amounts due under the credit facility are:

Maturities
(In thousands)
2005	$3,000
2006	7,750
2007	20,875
2008	28,375
2009	34,000
Thereafter	455,000

Total	$549,000

     The revolving credit loan and the multiple draw term loan bear interest, at Communications’ option, at either TD’s base rate plus an applicable margin ranging from 0.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either TD’s base rate plus 0.50% per annum or the Eurodollar rate plus 1.50% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2005 was 4.60%.

     In February 2003, Communications entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. The carrying amount and fair value of this instrument was negligible as of March 31, 2005 and December 31, 2004 and is included in Other assets in the accompanying consolidated balance sheets.

     In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of March 31, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was $7.9 million and $0.6 million and is included in Other assets in the consolidated balance sheet. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.07% and 4.83% as of March 31, 2005 and December 31, 2004, respectively.

     Communications is required to pay a commitment fee of between 0.375% and 0.500% per annum in respect to the undrawn portions of the revolving credit facility and multiple draw term loan, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets or the incurrence of certain additional indebtedness.

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

     The following table summarizes activity with respect to Communications’ credit facility from December 31, 2004 through March 31, 2005:

	Amount Drawn			Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
	(In thousands)
Balance, December 31, 2004	$150,000	$400,000	$550,000	$200,000
Repayments	—	(1,000)	(1,000)	—

Balance, March 31, 2005	$150,000	$399,000	$549,000	$200,000

Previous Credit Facility

     On November 19, 2004, Communications repaid $187.0 million of the multiple draw term loan and $251.2 million of the term loan of its previous credit facility with the proceeds associated with its new credit facility. In connection with these repayments, Communications wrote off approximately $9.8 million in debt issuance costs.

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

Letters of Credit and Performance Bonds

     In addition, the Company had standby letters of credit of $5.0 million, consisting of $4.9 million under our new credit facility and $0.1 million under our previous credit facility, and performance bonds of $2.7 million outstanding at March 31, 2005, most of which expire within one year.

6. Business Segments

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

     The measurement of profit or loss used by management to evaluate the results of operations of the Company and its operating segments is Adjusted EBITDA. Adjusted EBITDA consists of net income (loss) before depreciation, amortization and accretion, interest, income tax expense (benefit) and, if applicable, before discontinued operations and cumulative effect of change in accounting principle. Adjusted EBITDA, as defined above, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

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

	Wireless	Broadcast	Other	Total
	(In thousands)
Three months ended March 31, 2005
Revenues	$87,955	$5,861	$—	$93,816
Adjusted EBITDA	$51,825	$11,139	$(1,813)	$61,151
Assets	$1,254,806	$102,500	$93,167	$1,450,473
Goodwill	$2,827	$—	$—	$2,827
Additions to property and equipment	$8,088	$340	$1,060	$9,488
Three months ended March 31, 2004
Revenues	$79,090	$5,650	$—	$84,740
Adjusted EBITDA	$43,056	$4,825	$(7,160)	$40,721
Assets	$1,310,771	$91,068	$101,365	$1,503,204
Additions to property and equipment	$4,942	$1,182	$1,031	$7,155

     The following table shows a breakdown of the significant components included in the “Other” column in the segment disclosure above:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(8,989)	$(6,047)
Corporate non-cash compensation charges	(79)	—
Corporate other income (expense)	7,255	(1,113)

Total Adjusted EBITDA	$(1,813)	$(7,160)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Assets:
Cash and cash equivalents	$69,709	$84,329
Debt issuance costs	15,509	17,036
Derivative financial instruments	7,949	—

Total assets	$93,167	$101,365

     A reconciliation of income from continuing operations before income taxes is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Income from continuing operations before income taxes	$19,226	$1,856

Add: Depreciation, amortization and accretion expenses	30,587	29,188
Less: Interest income	(266)	(214)
Add: Interest expense	11,604	9,891

Adjusted EBITDA	$61,151	$40,721

7. Subsequent Events

     On April 29, 2005, the Company paid Goldman, Sachs & Co. approximately $9.4 million in cash in settlement of its obligations under the ASB. For a discussion of the Company’s settlement of the ASB, see Note 1 under “Earnings Per Share” and “Share Repurchase Plan.”

     On May 3, 2005, the Company entered into an Agreement and Plan of Merger with American Tower Corporation providing for, among other things, the merger of SpectraSite with a wholly owned subsidiary of American Tower. For a discussion of the proposed merger, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Merger with American Tower.”

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

Executive Overview

     We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,826 towers and in-building systems as of March 31, 2005, located primarily in the top 100 BTA markets in the United States.

     Our business consists of our wireless and broadcast segments. For the three months ended March 31, 2005, approximately 94% of our revenues came from our wireless segment and approximately 6% of our revenues came from our broadcast segment. The majority of our revenue growth during the first quarter of 2005 was attributable to incremental revenue derived from new and amended site leasing and licensing agreements, rent escalations included in existing site leasing and licensing agreements, and new sites acquired or built during the year. Factors affecting the growth in our revenues include, among other things, the rate at which wireless carriers deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.

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

     Generally, our leasing and licensing agreements are specific to each site for an initial term of five to ten years and are renewable for additional pre-determined periods at the option of the customer. Payments under leasing and licensing agreements are generally made on a monthly basis, and revenue from each agreement is recorded monthly. Rate increases based on fixed escalation clauses included in certain lease and licensing agreements are recognized on a straight-line basis over the initial term of the agreement. We also generate revenue by providing engineering and site inspection services to our customers for a fee. Revenues from fees originate at the time the customer applies for space on our towers or we provide certain services required in order to process the customer’s application. Additionally, we generate revenues related to the management of sites on rooftops. Under each site management agreement, we are entitled to a fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. We recognize these recurring fees as revenue when earned.

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

Proposed Merger with American Tower Corporation

     On May 3, 2005, SpectraSite entered into an Agreement and Plan of Merger with American Tower Corporation providing for, among other things, the merger of SpectraSite with a wholly owned subsidiary of American Tower. Under the terms of the merger agreement, each share of our common stock will be converted into the right to receive 3.575 shares of American Tower’s Class A common stock. Our stockholders will receive approximately 181.0 million shares in the transaction. The transaction is expected to be tax free for U.S. federal income tax purposes for stockholders of both companies. Consummation of the merger is subject to certain conditions, including approval by our stockholders, approval by American Tower’s stockholders, receipt of regulatory approvals and other customary closing conditions. While there can be no assurances that the merger will be completed or as to the timing thereof, the transaction is expected to close in the second half of 2005. The merger agreement contains certain termination rights for SpectraSite and American Tower and further provides for the payment of a termination fee of $110 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.

     The combined company’s board of directors will consist of 10 directors, six from American Tower and four from our Board of Directors. Two of the directors of the Board of Directors of the combined company shall be Stephen H. Clark, our Chief Executive Officer, and Timothy G. Biltz, our Chief Operating Officer. The combined company will have its corporate headquarters in Boston, Massachusetts, the current headquarters of American Tower. The current Chief Executive Officer and Chairman of the board of directors of American Tower will continue to serve as Chief Executive Officer and Chairman of the combined company.

Discontinued Operations

     On December 16, 2003, we decided to sell our broadcast services division and on March 1, 2004, the division was sold. In connection with the sale, we recorded promissory notes receivable from the buyer. At the time of sale, the notes receivable were recorded at their estimated fair value by recording a valuation allowance against the notes. During the three months ended March 31, 2004, we recorded a loss on disposal of the division of $0.3 million. The valuation allowance is periodically evaluated against actual collection experience and estimates of future collectibility. In the three months ended March 31, 2005, we recorded a gain on the disposal of the division relating to the partial collection and re-evaluation of the collectibility of the notes receivable as of March 31, 2005. The results of the broadcast services’ operations have been reported separately as discontinued operations in the Statements of Operations.

Tower Acquisitions and Dispositions

     Our portfolio has grown from 106 towers as of December 31, 1998, to 7,826 towers and in-building systems as of March 31, 2005. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.

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

     In connection with the Plan of Reorganization and the implementation of fresh start accounting on January 31, 2003, we recorded liabilities in the amount of $60.5 million related to our obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 1 to our unaudited consolidated financial statements. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service.

     From January 31, 2003 through February 16, 2004, we leased or subleased 121 towers, for which we paid $32.0 million reducing our commitment to 479 towers to be leased or subleased under the SBC agreement. On February 17, 2004, the parties agreed to reduce our remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. From February 18, 2004 through August 15, 2004, we leased or subleased 7 towers, for which we paid $1.9 million reducing our commitment to 467 towers to be leased or subleased under the SBC agreement. On August 16, 2004, we completed our last closing under our agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under our agreement with SBC. As a result of not acquiring these 276 towers, we recognized $29.2 million as Other income through the reversal of liabilities originally recorded for these towers. As of March 31, 2005, we have no further obligations to lease or sublease any towers under the SBC acquisition agreement. Our federal income tax obligation was not impacted by the recording or reversal of the liabilities related to our obligation under the SBC agreement.

Share Repurchase Plan

     On July 28, 2004, the Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. On November 22, 2004, the Board of Directors authorized an increase of $125.0 million for a total repurchase authorization of $300.0 million.

     On November 22, 2004, we announced the repurchase of approximately $150.0 million of our outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which requires that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. We elected to settle the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, we paid approximately $9.4 million to Goldman, Sachs & Co.

     As of March 31, 2005, we had repurchased 3,679,881 shares at an average price of $55.75 per share including commission. Including legal costs of $0.3 million, the Company’s cost basis for these shares was an average price of $55.83 per share. We did not repurchase any shares during the three months ended March 31, 2005. We hold all repurchased shares as treasury stock. For more information about these repurchases, reference Part II, Item 2 of this report.

Results of Operations

Three Months Ended March 31, 2005 and the Three Months Ended March 31, 2004

     The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Three Months Ended
		%		%
		of		of
	March 31,	Total	March 31,	Total	$	%
	2005	Revenues	2004	Revenues	Change	Change
	(Dollars in thousands)
Revenues:
Wireless	$87,955	94	$79,090	93	$8,865	11
Broadcast	5,861	6	5,650	7	211	4

Total revenues	93,816	100	84,740	100	9,076	11
Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	30,821	33	29,797	35	1,024	3
Broadcast	687	1	596	1	91	15

Total cost of operations, excluding depreciation, amortization and accretion expenses	31,508	34	30,393	36	1,115	4

Selling, general and administrative expenses:
Wireless	5,848	6	5,766	7	82	1
Broadcast	254	—	229	—	25	11
Other	9,068	10	6,047	7	3,021	50

Total selling, general and administrative expenses	15,170	16	12,042	14	3,128	26

Depreciation, amortization and accretion expenses:
Wireless	29,485	31	28,569	34	916	3
Broadcast	1,102	1	619	1	483	78

Total depreciation, amortization and accretion expenses	30,587	33	29,188	34	1,399	5

Total operating expenses	77,265	82	71,623	85	5,642	8

Operating income	16,551	18	13,117	15	3,434	26

Other income (expense):
Interest income	266	—	214	—	52	24
Interest expense	(11,604)	(12)	(9,891)	(12)	(1,713)	17
Other income	14,013	15	(1,584)	(2)	15,597	(985)

Total other income (expense)	2,675	3	(11,261)	(13)	13,936	(124)

Income from continuing operations before income taxes	19,226	20	1,856	2	17,370	936
Income tax expense:
Income tax – current	287	—	337	—	(50)	(15)
Income tax – deferred	7,307	8	400	—	6,907	1,727

Total income tax expense	7,594	8	737	1	6,857	930

Income from continuing operations	11,632	12	1,119	1	10,513	939

Discontinued operations (net of income taxes):
Loss from operations of discontinued broadcast services division, net of income tax expense	—	—	(124)	—	124	(100)
Income (loss) from disposal of discontinued segment, net of income tax expense	250	—	(343)	—	593	(173)

Net income	$11,882	13	$652	1	$11,230	1,722

Adjusted EBITDA:

	Three Months Ended
		%		%
		of		of
	March 31,	Total	March 31,	Total	$	%
	2005	Revenues	2004	Revenues	Change	Change
	(Dollars in thousands)
Wireless	51,825	55	43,056	51	8,769	20
Broadcast	11,139	12	4,825	6	6,314	131
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(1,813)	(2)	(7,160)	(8)	5,347	(75)

Total Adjusted EBITDA	$61,151	65	$40,721	48	$20,430	50

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Significant Customer Revenue
Cingular Wireless*	$30,520	$26,332
% Total Consolidated Revenue	33%	31%
Nextel and affiliates**	$25,853	$23,974
% Total Consolidated Revenue	28%	28%
Sprint**	$5,231	$3,773
% Total Consolidated Revenue	6%	4%
Total Consolidated Revenue	$93,816	$84,740

*	As of October 27, 2004, Cingular Wireless merged with AT&T Wireless. As of March 31, 2005, we have 511 wireless sites where Cingular Wireless and AT&T Wireless are both located pursuant to separate licensing agreements. Revenues shown above include both Cingular Wireless and AT&T Wireless.

**	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of March 31, 2005, we have 619 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.

     Revenues. Revenues increased $9.1 million or 11% in the first quarter of 2005 as compared to the first quarter of 2004. A significant portion of this increase is attributable to growth in the wireless segment. The primary drivers of the growth experienced in both the wireless and broadcast segments include incremental revenue derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, new sites acquired or built during the period, and increases in fee revenues. For the quarter ended March 31, 2005, revenues on the 198 SBC sites acquired since April 1, 2004 were $2.1 million. Revenues from fees for the first quarter of 2005 were $2.9 million, compared to $1.4 million for the first quarter of 2004. Same site year over year revenue growth was 7% for the first quarter of 2005. In determining same site revenue growth, only sites owned and operated during the entire first quarter of 2005 and 2004 were included. We owned or operated 7,826 towers and in-building systems at March 31, 2005, as compared to 7,582 towers and in-building systems at March 31, 2004.

     Accounts receivable, net of allowance, increased by $1.2 million from December 31, 2004 to March 31, 2005. This increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance declined by $0.9 million during the first quarter of 2005 due to write-offs of accounts receivable, partially offset by recoveries of amounts previously reserved and additional provision recorded in the first quarter of 2005. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.

     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses for the first quarter of 2005 were $31.5 million, compared to $30.4 million for the first quarter of 2004. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of total revenues was 34% for the first quarter of 2005, compared to 36% for the first quarter of 2004. The percentage decrease in the first quarter of 2005 compared to the first quarter of 2004 is largely a function of revenue growth, mostly fees, outpacing direct operating costs. In general, as our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow since a significant percentage of tower operating costs are fixed and do not increase with additional customers.

     Selling, General and Administrative Expenses. For the first quarter of 2005, selling, general and administrative expenses were $15.2 million or 16% of total revenues, compared to $12.0 million or 14% of total revenues for the first quarter of 2004. The increase was primarily due to a $2.0 million increase in costs incurred for consulting, auditing and Sarbanes-Oxley compliance activities. Also contributing to the increase were incremental costs of approximately $1.1 million associated with payroll taxes related to option exercises, health insurance costs, board of director fees and legal expenses.

     Selling, general and administrative expenses for our wireless segment were 7% of wireless revenues for each of the three months ended March 31, 2005 and 2004. Selling, general and administrative expenses for our broadcast segment as a percentage of broadcast revenues were 4% for the each of three months ended March 31, 2005 and 2004. Selling, general and administrative expenses not specific to the above business segments were 10% and 7% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

     Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses were $30.6 million for the three months ended March 31, 2005, representing an increase of $1.4 million from the three months ended March 31, 2004. The net increase is primarily due to capital expenditures (i.e., towers, site equipment and information technology systems and software) made between April 1, 2004 and March 31, 2005 and the subsequent depreciation expense taken on these capital expenditures.

     Other Income (Expense). Other income (expense), net totaled income of $14.0 million in the three months ended March 31, 2005. Other income of $6.2 million is attributable to the broadcast segment and consists primarily of the recognition of deferred revenue associated with the Pegasus early lease termination agreement of $5.3 million and $1.0 million in gains on the sale of fixed assets. Other income specific to the wireless segment consists primarily of $0.5 million in gains on the disposal of fixed assets. Other income (expense), net not specific to any business segment totaled $7.3 million of income and consists primarily of gains recognized on derivative instruments associated with marking these instruments to fair value.

     Other income (expense), net was an expense of $1.6 million in the three months ended March 31, 2004. The three months ended March 31, 2004 included net other expense of $0.5 million in the wireless segment, consisting primarily of $0.6 million of write-offs of customer contracts relating to communications towers that were sold. Other expense not specific to any business segment was $1.1 million, consisting primarily of $0.9 million of expenses related to the public offering of shares of our common stock and $0.1 million related to the write-down of our interest rate cap to fair value.

     Interest Expense. Interest expense in 2005 was primarily affected by increased borrowings under our credit facility and entrance into an interest rate swap agreement. Interest expense for the three months ended March 31, 2005 consisted primarily of $7.1 million of interest on our current senior secured credit facility, $4.1 million of interest on our Senior Notes, and amortization of debt issuance costs of $0.6 million, offset by $0.3 million of capitalized interest. Interest expense for the three months ended March 31, 2004 consisted primarily of $4.6 million of interest on our previous credit facility, $4.1 million of interest on our Senior Notes and amortization of debt issuance costs of $1.1 million, offset by $0.2 million of capitalized interest.

     Income Tax Expense. Income tax expense totaled $7.6 million for the three months ended March 31, 2005, representing an increase of $6.9 million from the three months ended March 31, 2004. The increase in income tax expense results from the recognition of deferred income tax expense. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. In the three months ended March 31, 2005, we have recognized deferred income tax expense and reduced our intangible assets by $7.3 million.

Liquidity and Capital Resources

     We are a holding company whose only significant asset is the outstanding capital stock of our subsidiary, Communications. Our only source of cash to pay our obligations is distributions from Communications.

Cash Flows

     Cash provided by operating activities was $35.4 million and $27.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by operating activities in 2005 is primarily attributable to increased operating income as discussed more fully above under “Results of Operations.” Net cash provided by operating activities is also affected by the timing of collection of accounts receivable and payment of expenses.

     Cash used in investing activities was $9.2 million and $7.8 million for the three months ended March 31, 2005 and 2004, respectively. Investing activities for the three months ended March 31, 2005 consisted primarily of $9.2 million for the purchases of property and equipment and $2.8 million for the purchase of Green Mountain Wireless, partially offset by $1.7 million provided by proceeds from the disposition of assets and $1.1 million provided by the collection of notes receivable. Cash used in investing activities for the three months ended March 31, 2004 consisted primarily of $6.3 million for the purchases of property and equipment and $1.7 million used in the acquisition of towers and customer contracts, partially offset by $0.7 million provided by proceeds from the disposition of assets.

     Cash provided by financing activities was $8.9 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively. The cash provided by financing activities for the three months ended March 31, 2005 consisted primarily of $10.1 million in proceeds from the issuance of common stock partially offset by $1.1 million used for the repayment of debt and capital leases. Cash provided by financing activities for the three months ended March 31, 2004 consisted primarily of $4.5 million in proceeds from the issuance of common stock.

Financing Transactions

     On November 22, 2004, the Company announced the repurchase of approximately $150.0 million of its outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which requires that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. The Company elected to settle the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, the Company paid approximately $9.4 million to Goldman, Sachs & Co.

Credit Facility

     SpectraSite Communications, Inc., a wholly-owned subsidiary of SpectraSite, entered into a $900.0 million senior secured credit facility on November 19, 2004, with a syndicate of lenders led by TD and Citigroup Global Markets Inc. The new credit facility replaces Communications’ previous facility of $638.2 million, of which $438.2 million was drawn. Proceeds from borrowings of $450.0 million made at closing under the new facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. SpectraSite anticipates using the facility for general corporate purposes, including acquisitions and financing distributions to its stockholders. On November 29, 2004, Communications borrowed an additional $100.0 million under its multiple draw term loan. As of March 31, 2005, the credit facility includes:

•	a $200.0 million undrawn revolving credit facility, against which $4.9 million of letters of credit are outstanding, maturing on November 19, 2011;

•	a $300.0 million multiple draw term loan that has $150.0 million outstanding and which must be repaid in quarterly installments which begin on December 31, 2006 and end on November 19, 2011; and

•	a $399.0 million term loan that is fully drawn and which must be repaid in quarterly installments which began on March 31, 2005 and end on May 19, 2012.

     As of March 31, 2005 and December 31, 2004, Communications has $549.0 million and $550.0 million outstanding under the credit facility, respectively. In addition, under the terms of the credit facility, Communications could borrow approximately $195.1 million under the revolving credit facility and $150.0 million under the multiple draw term loan while remaining in compliance with the applicable covenants as of March 31, 2005.

     At March 31, 2005, amounts due under the credit facility are:

Maturities
(In thousands)
2005	$3,000
2006	7,750
2007	20,875
2008	28,375
2009	34,000
Thereafter	455,000

Total	$549,000

     The revolving credit loan and the multiple draw term loan bear interest, at Communications’ option, at either TD’s base rate plus an applicable margin ranging from 0.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either TD’s base rate plus 0.50% per annum or the Eurodollar rate plus 1.50% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2005 was 4.60%.

     In February 2003, Communications entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in Other income and expense. The carrying amount and fair value of this instrument was negligible as of March 31, 2005 and December 31, 2004 and is included in Other assets in the accompanying consolidated balance sheets.

     In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in Other income and expense. As of March 31, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was $7.9 million and $0.6 million and is included in Other assets in the consolidated balance sheet. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.07% and 4.83% as of March 31, 2005 and December 31, 2004, respectively.

     Communications is required to pay a commitment fee of between 0.375% and 0.500% per annum in respect to the undrawn portions of the revolving credit facility and multiple draw term loan, depending on the undrawn amount. Communications may be required to prepay the credit facility in part upon the occurrence of certain events, such as a sale of assets or the incurrence of certain additional indebtedness.

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

     The following table summarizes activity with respect to Communications’ credit facility from December 31, 2004 through March 31, 2005:

	Amount Drawn			Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
	(In thousands)
Balance, December 31, 2004	$150,000	$400,000	$550,000	$200,000
Repayments	—	(1,000)	(1,000)	—

Balance, March 31, 2005	$150,000	$399,000	$549,000	$200,000

Previous Credit Facility

     On November 19, 2004, Communications repaid $187.0 million of the multiple draw term loan and $251.2 million of the term loan of its previous credit facility with the proceeds associated with its new credit facility. In connection with these repayments, Communications wrote off approximately $9.8 million in debt issuance costs.

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

Liquidity and Commitments

     We emerged from bankruptcy in February 2003. As a result, $1.76 billion of previously outstanding indebtedness was cancelled. Communications, the borrower under our previous credit facility, and our other subsidiaries were not part of the bankruptcy. The previous credit facility remained in place during the reorganization.

     We had cash and cash equivalents of $69.7 million at March 31, 2005 and $34.6 million at December 31, 2004. We also had $549.0 million and $550.0 million outstanding under our credit facility at March 31, 2005 and December 31, 2004, respectively. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $195.1 million under the revolving credit facility as of March 31, 2005 and still remain in compliance with the financial covenants. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was

4.60% as of March 31, 2005 and 4.09% as of December 31, 2004.

     In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of March 31, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was $7.9 million and $0.6 million, respectively, and is included in Other assets in the consolidated financial statements. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.07% and 4.83% as of March 31, 2005 and December 31, 2004, respectively.

     We will continue to make capital expenditures to improve our existing towers, to install new in-building neutral host distributed antenna systems and to repurchase ground rights. We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next three years. Our ability to meet these needs from cash provided by operating activities will depend on the demand for wireless services, developments in competing technologies and our ability to add new customers, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. In addition, if we make additional acquisitions or pursue other opportunities or if our estimates prove inaccurate, we may seek additional sources of debt or equity capital.

     The following table provides a summary of our material debt, lease and other contractual commitments as of March 31, 2005:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
			(In thousands)
Credit Facility	$549,000	$4,000	$34,250	$64,250	$446,500
Senior Notes	200,000	—	—	—	200,000
Capital Lease Payments	1,110	543	550	17	—
Operating Lease Payments	1,543,764	73,127	142,252	140,333	1,188,052
Asset Retirement Obligations	42,309	290	1,861	2,220	37,938

Total Contractual Cash Obligations	$2,336,183	$77,960	$178,913	$206,820	$1,872,490

     In addition, we had standby letters of credit of $5.0 million, $4.9 million under our new credit facility and $0.1 million under our previous credit facility, and performance bonds of $2.7 million outstanding at March 31, 2005 most of which expire within one year.

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

     Adjusted EBITDA for the three months ended March 31, 2005 and 2004 was calculated as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Net income	$11,882	$652
Depreciation, amortization and accretion expenses	30,587	29,188
Interest income	(266)	(214)
Interest expense	11,604	9,891
Income tax expense	7,594	737
Loss from operations of discontinued segment, net of income tax expense	—	124
Loss (income) on disposal of discontinued segment	(250)	343

Adjusted EBITDA	$61,151	$40,721

Free Cash Flow

     Free cash flow (deficit), as we have defined it, is calculated as the cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses, stock repurchases or other transactions that create value for our stockholders. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with generally accepted accounting principles. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow for the three months ended March 31, 2005 and 2004 was calculated as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Net cash provided by operating activities	$35,422	$27,840
Less: Purchases of property and equipment	(9,203)	(6,309)

Free cash flow	$26,219	$21,531

     Cash flow used in investing activities and cash flows provided by financing activities for the periods presented are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Net cash used in investing activities	$(9,212)	$(7,817)

Net cash provided by financing activities	$8,850	$3,896

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

Property and Equipment

     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost. Self-constructed assets include both direct and indirect costs associated with construction as well as capitalized interest. Approximately $0.3 and $0.2 million of interest was capitalized for the three months ended March 31, 2005 and 2004, respectively. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset.

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

Accounting for Asset Retirement Obligations

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower asset upon expiration. For additional information about asset retirement obligations, refer to Note 1 to the unaudited consolidated financial statements.

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

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $523.5 million and $530.8 million as of

March 31, 2005 and December 31, 2004, respectively, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating loss carryforwards and tax basis in fixed assets.

     In accordance with SOP 90-7, we adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to our emergence from bankruptcy that are realized by us will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the three months ended March 31, 2005 and 2004, we recognized deferred income tax expense and reduced our intangible assets by $7.3 million and $0.4 million, respectively.

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

     These factors include but are not limited to:

•	our ability to consummate our merger with American Tower;

•	company consolidations affecting the wireless industry;

•	dependence on demand for wireless communications and related infrastructure;

•	our ability to add customers on our towers;

•	loss of existing customers on our towers;

•	market conditions;

•	material adverse changes in economic conditions in the markets we serve;

•	dependence upon a small number of significant customers;

•	competition from others in the communications tower industry, including the impact of technological developments;

•	future regulatory actions and conditions in our operating areas;

•	technological innovation;

•	the integration of our operations with those of towers or businesses we have acquired or may acquire in the future and the realization of the expected benefits;

•	disputes with our current and prospective customers and lessors;

•	our leveraged capital structure and capital requirements;

•	the need for additional financing to provide operating and growth capital; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

SpectraSite stockholders cannot be certain of the market value of the shares of American Tower Corporation’s Class A common stock that will be issued in the merger.

     Upon the completion of the merger, each SpectraSite common share outstanding immediately prior to the merger will be converted into the right to receive 3.575 shares of American Tower Corporation’s Class A common stock. Because the exchange ratio is fixed at 3.575 shares of American Tower Corporation’s Class A common stock for each SpectraSite common share, the market value of the American Tower Corporation Class A common stock issued in the merger will depend upon the market price of such shares upon completion of the merger. The market value of American Tower Corporation’s Class A common stock will fluctuate prior to the completion of the merger and therefore may be different at the time the merger is consummated than it was at the time the merger agreement was signed. Stock price changes may result from a variety of factors, including general market and economic conditions and changes in business prospects. Accordingly, SpectraSite stockholders cannot be certain of the market value of the American Tower Corporation’s Class A common stock that will be issued in the merger.

Failure to complete the merger could negatively impact our future business or financial results.

     Completion of our proposed merger with American Tower is subject to the satisfaction or waiver of various certain customary conditions, including the receipt of approvals from the SpectraSite and American Tower stockholders, receipt of various regulatory approvals and authorizations, and the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason:

•	Management’s attention from our day-to-day business may be diverted;

•	We may lose key employees;

•	Our relationships with vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We may be required to pay significant transaction costs related to the proposed merger, such as a transaction termination (break-up) fee of $110 million as well as legal, accounting, financial advisory and other fees; and

•	The market price of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

     In addition, we would not realize any of the expected benefits of having completed the proposed merger. If the proposed merger is not completed, we cannot assure our stockholders that these risks will not materialize or materially adversely affect our business or financial results.

Our business could be adversely impacted by uncertainty related to the proposed merger.

     Uncertainty about whether and when the proposed merger with American Tower will be completed and how our business will be operated after the proposed merger could adversely affect our business. Any increase in our rate of customer churn or employee turnover or other adverse factors arising out of such uncertainty could have a negative impact on the growth, revenue and the results of operations of SpectraSite and the combined company if the merger is completed.

Consolidation among wireless service providers could decrease the demand for our sites and may lead to reductions in our revenues.

     Various wireless service providers, which are our primary existing and potential customers, have entered, and could in the immediate future enter, into mergers, acquisitions or joint ventures with each other (such as the merger between Cingular Wireless LLC and AT&T Wireless Services, Inc. and the announced proposed merger between Sprint Corporation and Nextel Communications, Inc.). These consolidations could reduce the size of our customer base, make it more difficult for us to compete and have a negative impact on the demand for our services. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, the Federal Communications Commission (“FCC”) has recently eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions, enabled the ownership by a single entity of interests in both cellular carriers in an overlapping cellular service area and authorized spectrum leasing for a variety of wireless radio services. It is possible that at least some wireless service providers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our sites and increase competition, which may lead to a lack of revenue growth or reductions in our revenues.

A decrease in the demand for our wireless communications sites and our ability to secure additional customers could negatively impact our ability to maintain profitability.

     Our business depends on demand for communications sites from wireless service providers, which in turn depends on consumer demand for wireless services. A reduction in demand for our communications sites or increased competition for additional customers could have an adverse effect on our business. Our wireless service provider customers lease and license communications sites on our towers based on a number of factors, including the level of demand by consumers for wireless services, the financial condition and access to capital of those providers, the strategy of providers with respect to owning, leasing or sharing communications sites, available spectrum and related infrastructure, competitive pricing, consolidation among our customers and potential customers, government regulation of communications licenses, changes in telecommunications regulations, the characteristics of each company’s technology and geographic terrain. Any decrease in the demand for our communications sites from current levels or in our ability to secure additional customers could decrease our ability to remain profitable and could decrease the value of an investment in our company.

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

     It is expected that additional spectrum for the provision of wireless services will be made available over the next few years. For example, the FCC is required to make available for commercial use a portion of the frequency spectrum currently reserved for government use. Some portion of this spectrum may be used to create new land mobile services or to expand existing offerings. Further, the FCC has auctioned, and announced plans to auction, large blocks of spectrum that will in the future be used to expand existing wireless networks and to create new or advanced wireless services. This additional spectrum could be used to replace existing spectrum and could be deployed in a manner that reduces the need for communications towers to transmit signals over existing spectrum. Any increased spectrum could have an adverse impact on our business and may impair our operating results.

Because a significant portion of our revenue depends on a small number of customers, the loss of any of these customers could decrease our revenues.

     A significant portion of our revenue is derived from a small number of customers. For example, Cingular Wireless and Nextel (including its affiliates) represented approximately 33% and 28%, respectively, of our revenues for the three months ended March 31, 2005. Cingular Wireless and Nextel (including its affiliates) each represented approximately 31% and 28%, respectively, of our revenues for the three months ended March 31, 2004. If Cingular Wireless, Nextel (including its affiliates), or any of our other customers suffer financial difficulties or are unwilling or unable to perform its obligations under its agreements with us, our revenues could be adversely affected.

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

     Most types of wireless and broadcast services currently require ground-based network facilities, including communications sites for transmission and reception. The development and growth of communications and other new technologies that do not require ground-based sites could reduce the demand for space on our towers. For example, the growth in delivery of video, voice and data services by satellites, which allow communication directly to users’ terminals without the use of ground-based facilities, could lessen demand for our sites. Moreover, the FCC has issued licenses for several additional satellite systems (including low earth orbit systems) that are intended to provide more advanced, high-speed data services directly to consumers. These satellite systems compete with land-based wireless communications systems, thereby reducing the demand for the services that we provide. Technological developments are also making it possible for carriers to expand their use of existing facilities to provide service without additional tower facilities. The increased use by carriers of signal combining and related technologies, which allow two or more carriers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one carrier, could reduce the demand for tower-based broadcast transmissions and antenna space. In addition to sharing transmitters, carriers are sharing (or considering the sharing of) telecommunications infrastructure in ways that might adversely impact the growth of our business. Furthermore, wireless service providers frequently enter into agreements with competitors allowing them to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home providers’ services, so that the home providers do not need to lease space for their own antennas on communications sites we own. Any of the conditions and developments described above could reduce demand for our ground-based antenna sites and may have an adverse effect on our business and revenues.

We may be unable to modify towers and add new customers, which could negatively impact our growth strategy and our business.

     Our business depends on our ability to modify towers and add new customers as they expand their tower network infrastructure. Regulatory and other barriers could adversely affect our ability to modify towers in accordance with the requirements of our customers, and, as a result, we may not be able to meet our customers’ requirements. Our ability to modify towers and add new customers to towers may be affected by a number of factors beyond our control, including zoning and local permitting requirements, Federal Aviation Administration (“FAA”) considerations, FCC tower registration procedures, availability of tower components and construction equipment, availability of skilled construction personnel, weather conditions and environmental compliance issues. In addition, because public concern over tower proliferation has grown in recent years, many communities now restrict tower modifications or delay granting permits required for adding new customers. We may not be able to overcome the barriers to modifying towers or adding new customers. Our failure to complete the necessary modifications could have an adverse effect on our growth strategy and our business.

We may encounter difficulties in integrating acquisitions with our operations, which could limit our revenue growth and our ability to sustain profitability.

     From December 2000 through August 2004, we leased or subleased a net total of 2,474 towers under the terms of certain acquisition agreements, as amended, from affiliates of SBC. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, divert managerial attention or require significant financial resources. These leases or subleases and other future acquisitions may require us to incur additional indebtedness and contingent liabilities, which may limit our revenue growth and our ability to achieve or sustain profitability. Alternatively, future acquisitions may be financed through the issuance of additional equity, which would dilute the equity interests of our stockholders. Moreover, any future acquisitions may not generate any additional income for us or provide any benefit to our business.

We emerged from a chapter 11 bankruptcy reorganization in February 2003, have a history of losses and may not maintain profitability.

     Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $49.1 million for the eleven months ended December 31, 2003 and earned net income of $24.7 million and $11.9 million in the twelve months ended December 31, 2004 and the three months ended March 31, 2005, respectively. If we cannot maintain profitability, the value of an investment in our company may decline.

You are not able to compare our historical financial information to our current financial information, which will make it more difficult to evaluate an investment in our company.

     As a result of our emergence from bankruptcy in February 2003, we are operating our business with a new capital structure and are subject to the fresh start accounting prescribed by generally accepted accounting principles. Accordingly, unlike other companies that have not previously filed for bankruptcy protection, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements. Without historical financial statements to compare to our current performance, it may be more difficult for you to assess our future prospects when evaluating an investment in our company.

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

Our failure to comply with federal, state and local laws and regulations could result in our being fined, being held liable for damages and, in some cases, losing our right to conduct some of our business.

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

     We are, and may continue to be, leveraged. As of March 31, 2005, we had $749.0 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on our indebtedness, reducing available cash flow to fund other projects;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to certain competitors.

     Our ability to generate sufficient cash flow from operations to pay the principal and interest on our indebtedness is uncertain. In particular, we may not meet our anticipated revenue growth and operating expense targets, and, as a result, our future debt service obligations, including our obligations on our senior notes, could exceed cash available to us. Further, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

     The credit facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in our credit facility could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our credit facility, the lenders under our credit facility will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable, require us to apply all of our available cash to repay these amounts or prevent us from making debt service payments on our senior notes, any of which could result in an event of default under our senior notes. If the indebtedness under our credit facility or our senior notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

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

     Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of March 31, 2005, we had 46,873,082 shares of common stock outstanding and we have reserved an additional 3,457,652 shares of common stock for issuance under our stock option plan and 1,996,835 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

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

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain existing accounting literature applicable to leases and leasehold improvements. In light of this letter, our management initiated a review of its lease-related accounting and determined that its then-current method of accounting for certain operating leases and leasehold improvements was not in accordance with generally accepted accounting principles in the U.S. Accordingly, in our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, we restated our financial statements for the eleven months ended December 31, 2003, for the two months ended March 31, 2003, for the second and third quarters of 2003, and for the first, second and third quarters of 2004.

     While we believe that we currently have adequate internal controls, our management has determined that internal controls were ineffective as of December 31, 2004, because a material weakness existed in our internal control over financial reporting as of such date. While we have taken remediation measures to correct this material weakness, we cannot assure you that we will not have material weaknesses or significant deficiencies in our internal controls in the future. Although we believe that our remediation efforts have strengthened our internal controls and have addressed the concerns that gave rise to the material weakness that resulted in the restatement of our financial statements, we are continuing to improve our internal controls. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of March 31, 2005 and December 31, 2004. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of March 31, 2005:

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%

     As of March 31, 2005 and December 31, 2004, we had $549.0 million and $550.0 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 4.60% and 4.09%, respectively. We have attempted to reduce our exposure to LIBOR increases by using derivative financial instruments consisting of interest rate caps and interest rate swaps. These instruments are for purposes other than trading. Due to the creditworthiness of the counterparties to our derivative financial instruments, we do not believe we have any significant credit risk exposure related to these agreements. Any potential credit exposure is limited to the current value of a contract at the time a counterparty fails to perform.

     As of March 31, 2005, we have an interest rate swap agreement in connection with amounts borrowed under our credit facility. This interest rate swap agreement has a $300.0 million notional amount until its termination on December 16, 2009. We pay a fixed rate of 3.876% on the notional amount and receive a floating rate based on LIBOR. Including the effect of our interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of March 31, 2005, was 5.07%. As of March 31, 2005 and December 31, 2004, the carrying amount and fair value of our interest rate swap was $7.9 million and $0.6 million, respectively.

     As of March 31, 2005, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of March 31, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was negligible.

     A 1% increase in the underlying LIBOR rate on the $249.0 million of variable rate debt that is not hedged by our interest rate swap as of March 31, 2005 would increase our interest expense by $2.5 million on an annual basis.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We have conducted an evaluation, under the supervision of and participation by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

     In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In making our assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Our management also reviewed the Company’s lease accounting and leasehold depreciation practices, partially in light of the recent attention and focus on such practices by the SEC and other companies in the tower, restaurant and retail industries. As a result of this review, we concluded that our previously established lease accounting and leasehold depreciation accounting policies were not in compliance with GAAP, that our rent expenses and depreciation expenses since February 1, 2003 had been understated and that these misstatements were material to the Company’s financial statements for periods since that date. Accordingly, our management recommended, and our Audit Committee and independent registered public accounting firm concurred, that the Company should restate its financial statements for the eleven months ended December 31, 2003, for the two months ended March 31, 2003, for the second and third fiscal quarters of 2003, and for the first, second and third fiscal quarters of 2004.

     Our management evaluated the impact of this restatement on the Company’s assessment of its system of internal control and has concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices were insufficient and that this control deficiency represented a material weakness. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of this material weakness in the Company’s internal control over financial reporting, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

     The Company believes that it has remediated the material weakness in internal control over financial reporting by conducting a review of its accounting related to leases, correcting its method of accounting for leases and leasehold improvements, and changing its internal controls to specifically identify the procedures to follow to ensure that the Company’s lease accounting complies with GAAP.

     Other than as set forth above, there were no significant changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On November 22, 2004, the Company announced the repurchase of approximately $150.0 million of its outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares are subject to a market price adjustment provision which requires that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. The Company elected to settle the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, the Company paid approximately $9.4 million to Goldman, Sachs & Co.

     As of March 31, 2005, the Company had repurchased 3,679,881 shares at an average price of $55.75 per share including commissions and the ASB market price adjustment provision. Including legal costs of $0.3 million, the Company’s cost basis for these shares was an average price of $55.83 per share. No shares were purchased in the three months ended March 31, 2005. The Company holds all repurchased shares as treasury stock.

     The table below sets forth information with respect to our repurchases of our common stock during the three months ended March 31, 2005:

				Maximum Number of
			Total Number of	Remaining Shares that
			Shares Purchased as	May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share (1)	Programs (2)	Programs (2)
(1/1/05- 1/31/05)	—	—	—	1,778,713	(3)
(2/1/05 – 2/28/05)	—	—	—	1,686,611	(4)
(3/1/05 – 3/31/05)	—	—	—	1,712,923	(5)

Total:	—	—	—

(1)	Includes applicable commission.

(2)	The repurchase program is being effected by our management from time to time, depending on market conditions and other factors, through open market purchases or privately negotiated transactions. Our Board of Directors authorized us to engage one or more financial institutions to assist us with managing the repurchase of our shares of common stock under this repurchase program. The Company has selected a financial institution to manage the repurchase of the Company’s shares. This repurchase program has no expiration or termination date.

(3)	Based on a closing price of SpectraSite common stock of $58.60 per share on January 31, 2005.

(4)	Based on a closing price of SpectraSite common stock of $61.80 per share on February 28, 2005.

(5)	Based on a closing price of SpectraSite common stock of $57.97 per share on March 31, 2005.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 — OTHER INFORMATION

     None.

ITEM 6 — EXHIBITS

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

Exhibit
Number	Description
2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	Agreement and Plan of Merger, dated as of May 3, 2005, by and among American Tower Corporation, a Delaware corporation, Asteroid Merger Sub, LLC, a Delaware limited liability company and a directly wholly owned subsidiary of American Tower Corporation, and SpectraSite, Inc., a Delaware corporation. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K filed May 5, 2005.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1*	SpectraSite, Inc. 2005 Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRASITE, INC.

/s/ STEPHEN H. CLARK

Stephen H. Clark
President and Chief Executive Officer

/s/ MARK A. SLAVEN

Mark A. Slaven
Chief Financial Officer

Date: May 9, 2005

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	Agreement and Plan of Merger, dated as of May 3, 2005, by and among American Tower Corporation, a Delaware corporation, Asteroid Merger Sub, LLC, a Delaware limited liability company and a directly wholly owned subsidiary of American Tower Corporation, and SpectraSite, Inc., a Delaware corporation. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K filed May 5, 2005.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1*	SpectraSite, Inc. 2005 Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Filed herewith