Form 10-Q
period 2005-06-30
SPECTRASITE INC
filed 2005-08-03
CIK 1072048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
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
Yes ☑ No ☐
As of August 2, 2005, the registrant had only one outstanding class of common stock, of which there were 47,319,125 shares outstanding.

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004	4
Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and the six months ended June 30, 2004	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4 — CONTROLS AND PROCEDURES	48
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS	48
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	49
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49
ITEM 5 — OTHER INFORMATION	50
ITEM 6 — EXHIBITS	50
SIGNATURES	52
EXHIBITS	53

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SPECTRASITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
	(In thousands, except share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$88,629	$34,649
Accounts receivable, net of allowance of $5,225 and $5,882, respectively	10,389	9,061
Prepaid expenses and other	14,454	13,855

Total current assets	113,472	57,565

Property and equipment, net	1,134,640	1,166,396
Customer contracts, net	146,930	160,163
Goodwill	2,827	—
Accrued straight-line rents receivable	30,969	25,461
Other assets	19,207	21,487

Total assets	$1,448,045	$1,431,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,809	$7,050
Accrued and other expenses	31,875	31,959
Deferred revenue	42,263	45,668
Current portion of credit facility	4,000	4,000

Total current liabilities	82,947	88,677

Long-term portion of credit facility	544,000	546,000
Senior notes	200,000	200,000
Deferred revenue, net of current portion	18,645	19,969
Deferred straight-line lease expense	45,420	36,902
Other long-term liabilities	43,787	42,205

Total long-term liabilities	851,852	845,076

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 50,867,281 and 49,725,592 issued at June 30, 2005 and December 31, 2004, respectively	509	497
Additional paid-in-capital	732,223	717,320
Treasury stock at cost (3,679,881 shares at June 30, 2005 and December 31, 2004)	(205,501)	(196,050)
Accumulated deficit	(13,985)	(24,448)

Total stockholders’ equity	513,246	497,319

Total liabilities and stockholders’ equity	$1,448,045	$1,431,072

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share amounts)
Revenues	$97,718	$87,555	$191,534	$172,295
Operating Expenses:
Costs of operations, excluding depreciation, amortization and accretion expenses	31,468	30,540	62,976	60,933
Selling, general and administrative expenses	14,471	13,511	29,641	25,553
Depreciation, amortization and accretion expenses	29,242	28,818	59,829	58,006

Total operating expenses	75,181	72,869	152,446	144,492

Operating income	22,537	14,686	39,088	27,803

Other income (expense):
Interest income	490	315	756	529
Interest expense	(11,884)	(9,665)	(23,488)	(19,556)
Other income (expense)	(10,470)	(514)	3,543	(2,098)

Total other income (expense)	(21,864)	(9,864)	(19,189)	(21,125)

Income from continuing operations before income taxes	673	4,822	19,899	6,678
Income tax expense (benefit):
Income tax — current	289	374	576	711
Income tax — deferred	(22)	1,542	7,285	1,942

Total income tax expense (benefit)	267	1,916	7,861	2,653

Income from continuing operations	406	2,906	12,038	4,025
Discontinued operations:
Loss from operations of discontinued broadcast services division	—	—	—	(124)
Loss on disposal of discontinued segment	(1,825)	—	(1,575)	(343)

Net income (loss)	$(1,419)	$2,906	$10,463	$3,558

Basic earnings (loss) per share:
Income from continuing operations	$0.01	$0.06	$0.26	$0.08
Discontinued operations	(0.04)	—	(0.04)	(0.01)

Net income (loss)	$(0.03)	$0.06	$0.22	$0.07

Diluted earnings (loss) per share:
Income from continuing operations	$0.01	$0.06	$0.24	$0.08
Discontinued operations	(0.04)	—	(0.03)	(0.01)
Change in fair value of ASB contract (see Note 1)	—	—	(0.11)	—

Net income (loss) (see Note 1)	$(0.03)	$0.06	$0.10	$0.07

Weighted average common shares outstanding (basic)	47,010	48,421	46,848	48,150

Weighted average common shares outstanding (diluted)	47,010	52,792	50,325	52,587

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common		Additional				Total
	Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Cost	Deficit	Equity
	(Dollars in thousands, except share amounts)
Balance at December 31, 2004	49,725,592	$497	$717,320	3,679,881	$(196,050)	$(24,448)	$497,319
Net income	—	—	—	—	—	10,463	10,463
Warrant and employee stock option exercises	1,141,689	12	14,744	—	—	—	14,756
Additional payment required under ASB contract	—	—	—	—	(9,451)	—	(9,451)
Non-cash compensation charges	—	—	159	—	—	—	159

Balance at June 30, 2005	50,867,281	$509	$732,223	3,679,881	$(205,501)	$(13,985)	$513,246

See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(In thousands)
Operating activities
Net income	$10,463	$3,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,849	49,767
Amortization of intangible assets	5,956	7,120
Amortization of debt issuance costs	1,260	2,144
Amortization of asset retirement obligation	2,024	1,119
Non-cash compensation charges	159	261
Write-off of debt issuance costs	24	7
(Gain) loss on disposal of assets	(1,463)	790
Write-off of customer contracts	58	624
Gain on derivative instruments	(1,336)	—
Loss on disposal of discontinued operations	1,575	343
Deferred income taxes	7,285	1,942
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,328)	(1,053)
Prepaid expenses and other	(6,308)	(5,646)
Accounts payable	(2,325)	(633)
Other liabilities	3,477	11,156

Net cash provided by operating activities	71,370	71,499

Investing activities
Purchases of property and equipment	(20,712)	(17,045)
Acquisitions of towers and customer contracts	—	(3,558)
Disposal of discontinued operations, net of cash sold	—	(551)
Collection of notes receivable	1,071	—
Proceeds from the disposition of assets	2,185	1,156
Acquisitions of businesses, net of cash acquired	(2,761)	—
Other, net	(3)	—

Net cash used in investing activities	(20,220)	(19,998)

Financing activities
Proceeds from warrant and stock option exercises	14,756	14,591
Payments of debt and capital leases	(2,302)	(625)
Payments received on executive notes	—	1,425
Debt issuance costs	(173)	(457)
Additional payment required under ASB contract	(9,451)	—

Net cash provided by financing activities	2,830	14,934

Net increase in cash and cash equivalents	53,980	66,435
Cash and cash equivalents at beginning of period	34,649	60,410

Cash and cash equivalents at end of period	$88,629	$126,845

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$21,850	$17,741
Cash paid for income taxes	$713	$1,606
Tower acquisitions applied against liability under SBC agreement	$—	$1,322
Supplemental disclosures of non-cash investing and financing activities:
Interest capitalized	$534	$346
Capital lease obligations incurred related to property and equipment, net	$396	$188
See accompanying notes.

SPECTRASITE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business, Basis of Presentation and Significant Accounting Policies
     SpectraSite, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company,” “SpectraSite,” “we” and “us”) are engaged in providing services to companies operating in the telecommunications and broadcast industries, including leasing and licensing antenna sites on multi-tenant towers, the licensing of distributed antenna systems within buildings, and managing, leasing and licensing rooftop telecommunications access on commercial real estate in the United States.
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of SpectraSite and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in this Note under “Assets Held for Sale and Discontinued Operations,” on March 1, 2004, the Company sold its broadcast services division.
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company’s Annual Report on Form 10-K. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments for the three and six months ended June 30, 2004 and 2005), which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.
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
     The following table presents the impact of the restatement adjustments described below on net income for the three and six months ended June 30, 2004:

	Net Income for the	Net Income for the
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2004
	(In thousands)
As previously reported	$6,342	$13,472
Restatement adjustments:
Non-cash ground rent expense	(4,492)	(9,142)
Depreciation, amortization and accretion expenses	(3,296)	(7,068)
Deferred income tax benefit	4,208	6,277
Other(1)	144	19

As restated	$2,906	$3,558

(1)	Consists of certain other corrected items, none of which was considered material individually or in the aggregate.

     The following tables present the impact of the restatement adjustments on the Company’s previously reported results for the three and six months ended June 30, 2004 on a condensed basis:

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Statement of Operations:
Revenues	$87,411	$87,555	$172,001	$172,295
Cost of operations, excluding depreciation, amortization and accretion expenses	26,048	30,540	51,791	60,933
Selling, general and administrative expenses	13,511	13,511	25,553	25,553
Depreciation, amortization and accretion expenses	25,522	28,818	50,938	58,006
Other expense, net	9,864	9,864	20,850	21,125
Income tax expense	6,124	1,916	8,930	2,653
Loss from discontinued operations	—	—	467	467

Net income	$6,342	$2,906	$13,472	$3,558

Basic income per share	$0.13	$0.06	$0.28	$0.07

Diluted income per share	$0.12	$0.06	$0.26	$0.07

	June 30, 2004
	As
	Previously	As
	Reported	Restated
	(In thousands)
Balance Sheet:
Current assets	$150,971	$150,971
Property and equipment, net	1,180,731	1,161,673
Other assets	211,826	219,793

Total long-term assets	1,392,557	1,381,466

Total assets	$1,543,528	$1,532,437

Current liabilities	$143,770	$144,910
Long-term portion of credit facility	439,155	439,155
Senior notes	200,000	200,000
Other long-term liabilities	61,121	88,217
Stockholders’ equity	699,482	660,155

Total liabilities and stockholders’ equity	$1,543,528	$1,532,437

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
Revenue Recognition
     Revenues from leasing and licensing activities are recognized when earned based on lease or license agreements. Rate increases based on fixed escalation clauses that are included in certain lease or license agreements are recognized on a straight-line basis over the current term of the lease or license. The non-cash portion of revenues attributable to straight-line recognition was approximately $3.5 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $5.3 million for both the six months ended June 30, 2005 and 2004. Revenues from fees, such as structural analysis fees and site inspection fees, are recognized once an agreement has been executed, the price is fixed and determinable, delivery of services has occurred and collectibility is reasonably assured. Additionally, the Company generates revenues related to the management of sites on rooftops. Under each site management agreement, the Company is entitled to a recurring fee based on a percentage of the gross revenue derived from the rooftop site subject to the agreement. The Company recognizes these recurring fees as revenue when earned.
Deferred Revenue
     The Company recognizes revenue from leasing and licensing activities when earned based on the lease or license agreements. The unearned portion of customer payments are deferred upon receipt and then recognized as revenue ratably over the billing period as defined by the lease or license agreements.
Allowance for Uncollectible Accounts
     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer’s ability to meet its financial obligations to the Company is in question, the Company records a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount it reasonably believes will be collected. For all other customers, the Company reserves a percentage of the remaining outstanding accounts receivable balance based on a review of the aging of customer balances, industry experience and the current economic environment. The allowance for uncollectible accounts, computed based on the above methodology, was $5.2 million and $5.9 million as of June 30, 2005 and December 31, 2004, respectively. Activity in the allowance for uncollectible accounts consisted of the following:

Six Months
Ended
June 30, 2005
(In thousands)
Beginning allowance	$5,882
Provisions for uncollectible accounts	1,695
Write-offs of uncollectible accounts	(2,352)

Ending allowance	$5,225

Costs of Operations
     Costs of operations consist of direct costs incurred to provide the related services including ground lease expense, tower maintenance, utilities and related real estate taxes. Ground lease expense is recognized on a straight-line basis over the lease term, including renewal option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of being exercised. The non-cash portion of ground lease expense attributable to straight-line recognition was approximately $4.0 million and $4.5 million for the three months ended June 30, 2005 and 2004, respectively, and $8.3 million and $9.2 million for the six months ended June 30, 2005 and 2004, respectively. Costs of operations do not include depreciation and amortization expense on the related assets.
Investments in Other Entities
     The Company makes strategic investments in companies that have developed or are developing innovative wireless technology. Investments in corporate entities where the Company owns less than a 20% voting interest are generally accounted for under the cost method. Investments in entities where the Company owns less than 20% but has the ability to exercise significant influence over operating and financial policies of the entity or where the Company owns more than 20% of the voting stock of the individual entity, but not in excess of 50%, are accounted for using the equity method. The Company’s investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. The Company reviews the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is carried at an amount in excess of fair value and the decline is other than temporary, the Company records an impairment charge to adjust the carrying value to market value. As of June 30, 2005 and December 31, 2004, the Company’s investments in other entities were accounted for using the cost method and the carrying value was $2.0 million. This investment is included in Other assets on the consolidated balance sheet.

Property and Equipment
     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost. Self-constructed assets include both direct and indirect costs associated with construction as well as capitalized interest. Approximately $0.2 million and $0.5 million of interest was capitalized for the three and six months ended June 30, 2005, respectively. Approximately $0.2 million and $0.3 million of interest was capitalized for the three and six months ended June 30, 2004, respectively. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligation (“SFAS 143”), the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset.
     Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Property and equipment acquired through capitalized leases and leasehold improvements (primarily wireless and broadcast towers) are amortized over the shorter of the lease term or their estimated useful life. Lease terms include renewal option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of being exercised. The estimated useful lives of our significant property and equipment classifications are as follows:

Years
Wireless towers	15
Broadcast towers and tower components	10-30
Equipment	3-15
Buildings	39
Goodwill
     The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). On an ongoing basis, the Company assesses the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the goodwill over the remaining useful life. The Company estimates future cash flows based on the current performance of the acquired assets and its business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written off in the period in which such determination is made. The Company had no recorded goodwill as of December 31, 2004 and $2.8 million of goodwill as of June 30, 2005. Goodwill as of June 30, 2005 is associated with the acquisition of Green Mountain Wireless, Inc., a New Hampshire corporation. See Note 4 for further discussion of this acquisition.
Intangible Assets Subject to Amortization
     In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to the Company’s emergence from bankruptcy that are realized by the Company will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the six months ended June 30, 2005, the Company recognized deferred income tax expense and reduced its customer contracts by $7.3 million.
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

     Changes in customer contracts for the six months ended June 30, 2005 consisted of the following:

	Balance		Deferred Tax		Balance
	January 1, 2005	Amortization	Benefit Reduction	Write-offs	June 30, 2005
	(In thousands)
Customer contracts	$184,047	$—	$(7,285)	$(62)	$176,700
Accumulated amortization	(23,884)	(5,890)	—	4	(29,770)

Customer contracts, net	$160,163	$(5,890)	$(7,285)	$(58)	$146,930

     The Company estimates amortization expense related to customer contracts will be approximately $11.5 million for each of the next five years.
     Right to Lease Agreements
     The Company has entered into Right to Lease agreements with various licensees to provide access to interior space for in-building equipment. The carrying amount of these agreements was $0.5 million as of June 30, 2005 and December 31, 2004 and is included in Other assets in the accompanying balance sheets. The initial access fees for these agreements are amortized over a period of 3 to 10 years, depending on the term of the lease agreement. Changes in right to lease agreements for the six months ended June 30, 2005 consisted of the following:

	Balance			Balance
	January 1, 2005	Additions	Amortization	June 30, 2005
	(In thousands)
Right to lease agreements	$575	$75	$—	$650
Accumulated amortization	(84)	—	(60)	(144)

Right to lease agreements, net	$491	$75	$(60)	$506

     The Company estimates amortization expense related to right to lease agreements will be approximately $0.1 million per year through 2006 and will decrease to approximately $0.05 million per year from 2007 through 2009.
Debt Issuance Costs
     The Company capitalizes costs relating to the issuance of long-term debt and senior notes. These capitalized debt issuance costs are included in Other assets in the accompanying consolidated balance sheets. These costs are amortized to interest expense using the straight-line method over the term of the related debt.
     The following table summarizes activity with respect to debt issuance costs for the six months ended June 30, 2005:

	Balance				Balance
	January 1, 2005	Additions	Amortization	Write-offs	June 30, 2005
	(In thousands)
Credit facility	$10,927	$163	$(783)	$(24)	$10,283
Senior notes	5,079	10	(477)	—	4,612

Debt issuance costs, net	$16,006	$173	$(1,260)	$(24)	$14,895

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
     In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the six months ended June 30, 2005, the Company recognized a loss on the change in the fair value of this instrument of approximately $200. The carrying amount and fair value of this instrument was zero as of June 30, 2005 and negligible as of December 31, 2004 and is included in Other assets in the accompanying consolidated balance sheets.
     In December 2004, the Company entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. The carrying amount and fair value of this instrument was $2.0 million and $0.6 million as of June 30, 2005 and December 31, 2004, respectively, and is included in Other assets in the consolidated balance sheet. During the three and six months ended June 30, 2005, the Company recognized a loss of $6.0 million and a gain of $1.3 million, respectively, on the change in the fair value of this instrument. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.11% and 4.83% as of June 30, 2005 and December 31, 2004, respectively.
     On July 22, 2005, SpectraSite Communications, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with the lenders under its $900 million senior secured credit facility. The amendment, among other things, allows the Company to complete its previously announced merger transaction with American Tower Corporation, permits certain American Tower Corporation affiliate transactions following consummation of the merger, conforms requirements regarding the delivery of interim and ongoing financial statements and the content and deadlines for certain other deliveries to be consistent with American Tower Corporation’s current senior credit facility, and provides for an increase in the maximum leverage ratio permitted to be maintained by SpectraSite Communications, Inc.
Liabilities under SBC Agreement
     On January 31, 2003, the Company recorded liabilities in the amount of $60.5 million related to its obligation to complete the lease or sublease of the remaining 600 towers under the agreements with affiliates of SBC Communications (“SBC”). This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service. In the six months ended June 30, 2004, $1.3 million of the purchase price of 13 towers acquired and $0.5 million of acquisition costs were applied against the liability. On August 16, 2004, the Company completed its last closing under its agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under the Company’s agreement with SBC. As a result of not acquiring these 276 towers, we recognized $29.2 million as Other income through the reversal of liabilities originally recorded for these towers in the year ended December 31, 2004.
Assets Held for Sale and Discontinued Operations
     On December 16, 2003, the Company decided to sell its broadcast services division and, on March 1, 2004, the division was sold. In connection with the sale, the Company recorded promissory notes receivable from the buyer. At the time of sale, the notes receivable were recorded at their estimated fair value by recording a valuation allowance against the notes. This valuation allowance is periodically evaluated against actual collection experience and estimates of future collectibility. In the three and six months ended June 30, 2005, the Company recorded losses of $1.8 million and $1.6 million, respectively, on the disposal of the division relating to the partial collection and re-evaluation of the collectibility of the notes receivable as of June 30, 2005. During the six months ended June 30, 2004, the Company recorded a loss on disposal of the division of $0.3 million. The results of the broadcast services operations have been reported separately as discontinued operations in the unaudited consolidated statements of operations. As permitted under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the statements of cash flows do not separately disclose the cash flows related to discontinued operations.

Significant Customers
     The Company’s customer base consists of businesses operating in the wireless telecommunications and broadcast industries. The Company’s exposure to credit risk consists primarily of unsecured accounts receivable from these customers. Customers representing 10% or more of the Company’s consolidated revenues are presented below for the applicable periods:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Significant Customer Revenue
Cingular Wireless*	$30,141	$27,132	$60,662	$53,464
% Total Consolidated Revenue	31%	31%	32%	31%
Nextel and affiliates**	$28,021	$24,277	$53,874	$48,250
% Total Consolidated Revenue	29%	28%	28%	28%
Sprint**	$5,387	$4,151	$10,617	$7,924
% Total Consolidated Revenue	6%	5%	6%	5%
Total Consolidated Revenue	$97,718	$87,555	$191,534	$172,295

*	As of October 27, 2004, Cingular Wireless merged with AT&T Wireless. As of June 30, 2005, we have 507 wireless sites where Cingular Wireless and AT&T Wireless are both located pursuant to separate licensing agreements. Revenues shown above include both Cingular Wireless and AT&T Wireless.

**	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of June 30, 2005, we have 634 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.
Restructuring and Non-recurring Charges
     The following table displays activity related to the accrued restructuring liability. This liability is reflected in Accrued and other expenses in the accompanying condensed consolidated balance sheets. All activity, other than cash payments, for the period presented below is included in the determination of net income.

	Liability (asset)			Liability (asset)
	as of			as of
	January 1,	Additions/	Cash	June 30,
	2005	(Reductions)	Payments, net	2005
	(In thousands)
Accrued restructuring liabilities:
Reduced tower acquisition and development
Employee severance	$21	$(4)	$(17)	$—
Lease termination and office closing	(204)	(27)	124	(107)

	(183)	(31)	107	(107)

Cingular Wireless build-to-suit termination
Lease termination and office closing	685	(23)	(254)	408

	685	(23)	(254)	408

Total	$502	$(54)	$(147)	$301

Accounting for Income Taxes
     As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that it believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $523.5 million and $530.8 million as of June 30, 2005 and December 31, 2004, respectively, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating loss carryforwards and tax basis in fixed assets.
     In accordance with SOP 90-7, the Company adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to its emergence from bankruptcy that are realized by it will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the three months ended June 30, 2005, the Company did not recognize any deferred income tax expense. During the three months ended June 30, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $1.5 million. During the six months ended June 30, 2005 and 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $7.3 million and $1.9 million, respectively.
Earnings Per Share
     Basic and diluted income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). During the six months ended June 30, 2005 and 2004, the Company had potential common stock equivalents related to its warrants and outstanding stock options on common stock. These potential common stock equivalents were not included in the calculation of diluted loss per share for the three months ended June 30, 2005 because the effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for the three months ended June 30, 2005. Approximately 3.2 million options to purchase common stock and warrants exercisable into approximately 2.0 million shares of common stock were included in the calculation of diluted earnings per share for the six months ended June 30, 2005. Included in the calculation of diluted earnings per share were approximately 4.6 million and 4.8 million options to purchase common stock for the three and six months ended June 30, 2004, respectively. In addition, warrants exercisable into approximately 2.5 million shares of common stock were included in the calculation of diluted earnings per share for both the three and six months ended June 30, 2004. The shares used in computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Weighted average common shares outstanding (basic)	47,010	48,421	46,848	48,150
Effect of dilutive stock options	—	2,888	1,894	2,994
Effect of dilutive warrants and awards	—	1,483	1,583	1,443

Weighted average common shares outstanding (diluted)	47,010	52,792	50,325	52,587

     On November 19, 2004, the Company repurchased 2,693,481 shares of common stock at a purchase price of $150.0 million under an accelerated stock buyback agreement (the “ASB”) with Goldman Sachs & Co. Under the ASB, the repurchased shares were subject to a market price adjustment provision which required a settlement in either cash or stock by the Company based on the volume weighted average market trading price of the Company’s shares from November 19, 2004 through March 18, 2005. Based on average trading prices of the Company’s shares through December 31, 2004, the estimated fair value of the market price adjustment was $3.8 million. At the end of the trading period on March 18, 2005, the market price adjustment was approximately $9.4 million, which was settled in cash on April 29, 2005. In accordance with the provisions of Emerging Issues Task Force Topic D-72, Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share, the change in fair value of the market price adjustment during the six months ended June 30, 2005 of $5.6 million has been deducted from net income for purposes of computing diluted net income per share. The following table reconciles net income, as reported, to the adjusted net income used to compute diluted earnings per share for the six months ended June 30, 2005:

Six Months
Ended
June 30, 2005
(In thousands, except per share
amounts)
Net income	$10,463
Change in fair value of the ASB contract	(5,570)

$4,893

Diluted earnings per share:
Income from continuing operations	$0.24
Discontinued operations	(0.03)
Change in fair value of the ASB contract	(0.11)

Diluted earnings per share	$0.10

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
     Had compensation cost for the Company’s stock options to purchase common stock been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands, except per share amounts)
Reported net (loss) income	$(1,419)	$2,906	$10,463	$3,558
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	48	158	96	158
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,462)	(993)	(2,913)	(1,839)

Pro forma net (loss) income	$(2,833)	$2,071	$7,646	$1,877

Basic earnings per share:
Reported net income (loss) per share	$(0.03)	$0.06	$0.22	$0.07

Pro forma net income (loss) per share	$(0.06)	$0.04	$0.16	$0.04

Diluted earnings per share:
Reported net income (loss) per share	$(0.03)	$0.06	$0.10	$0.07

Pro forma net income (loss) per share	$(0.06)	$0.04	$0.04	$0.04

     In addition, in connection with commencement of service on the Company’s Board of Directors, on July 28, 2004, each of the five new non-employee Directors received for nominal consideration 1,500 shares of restricted common stock of the Company for a total of 7,500 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and were restricted until June 30, 2005, when they became fully vested. The Company recognizes expense attributable to these grants on a straight-line basis over the restricted period. For the three and six months ended June 30, 2005, approximately $80,000 and $159,000 was charged to expense, respectively. For the year ended December 31, 2004, approximately $159,000 was charged to expense.
Share Repurchase Plan
     On July 28, 2004, the Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. On November 22, 2004, the Board of Directors authorized an increase of $125.0 million for a total repurchase authorization of $300.0 million.
     On November 22, 2004, the Company announced the repurchase of approximately $150.0 million of its outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares were subject to a market price adjustment provision which required that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004 through March 18, 2005. The Company settled the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, the Company paid approximately $9.4 million to Goldman, Sachs & Co.
     As of June 30, 2005, the Company had repurchased 3,679,881 shares at an average price of $55.75 per share including commissions and the ASB market price adjustment provision. Including legal costs of approximately $0.3 million, the Company’s cost basis for these shares was an average price of $55.84 per share. No shares were purchased in the three and six months ended June 30, 2005. The Company holds all repurchased shares as treasury stock.
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
Asset Retirement Obligations
     SFAS 143 requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company records asset retirement obligations related to certain ground leases that require removal of the tower asset upon expiration. These obligations are included in Other long-term liabilities in the consolidated balance sheets. The following table displays activity related to the asset retirement obligations:

	Balance			Revisions in	Balance
	January 1,	Additions/	Accretion	Estimated	June 30,
	2004	(Reductions)	Expense	Cash Flows	2004
	(In thousands)
Asset retirement obligations	$37,521	$—	$1,119	$(104)	$38,536

	Balance			Revisions in	Balance
	January 1,	Additions/	Accretion	Estimated	June 30,
	2005	(Reductions)	Expense	Cash Flows	2005
	(In thousands)
Asset retirement obligations	$41,549	$64	$2,024	$(418)	$43,219

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
2. Property and Equipment
     Property and equipment consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Towers	$1,247,735	$1,243,258
Equipment	40,534	32,158
Land	29,780	21,078
Buildings	25,979	26,292
Other	14,637	11,627

	1,358,665	1,334,413
Less accumulated depreciation	(241,282)	(189,643)

	1,117,383	1,144,770
Construction in progress	17,257	21,626

Property and equipment, net	$1,134,640	$1,166,396

3. Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. Accordingly, the adoption of the SFAS 123(R) fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend, amongst other variables, on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under Financial Accounting Standards No. 95, Statement of Cash Flows. We will recognize excess tax benefits when those benefits reduce current income taxes payable. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
•	A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees and directors prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
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

     The $2.8 million of goodwill was assigned to our wireless segment and is not deductible for income tax purposes.
     2004 Acquisitions — SBC transaction — Pursuant to an agreement with SBC, the Company leased or subleased approximately 2,500 towers from SBC between December 2000 and August 2004. During the six months ended June 30, 2004, the Company leased or subleased 13 towers from SBC under this agreement. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites.
     The Company has the option to purchase the sites subject to the lease or sublease upon the expiration of the lease or sublease as to those sites. The purchase price for each site was a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by SBC. The aggregate purchase option price for the towers leased and subleased to date was approximately $269.2 million as of June 30, 2005, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company, SBC has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the consumer price index.
5. Financing Transactions
Credit Facility
     SpectraSite Communications, Inc. (“Communications”), a wholly-owned subsidiary of SpectraSite, entered into a $900.0 million senior secured credit facility on November 19, 2004, with a syndicate of lenders led by Toronto Dominion Securities (USA) LLC (“TD”), and Citigroup Global Markets Inc. The credit facility replaced Communications’ previous facility of $638.2 million, of which $438.2 million was drawn as of the closing of this facility. Proceeds from borrowings of $450.0 million made at closing under the new facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. On November 29, 2004, Communications borrowed an additional $100.0 million under its multiple draw term loan. As of June 30, 2005, the credit facility includes:

•	a $200.0 million undrawn revolving credit facility, against which $4.6 million of letters of credit are outstanding, maturing on November 19, 2011;

•	a $300.0 million multiple draw term loan that has $150.0 million outstanding and which must be repaid in quarterly installments which begin on December 31, 2006 and end on November 19, 2011; and

•	a $398.0 million term loan that is fully drawn and which must be repaid in quarterly installments which began on March 31, 2005 and end on May 19, 2012.
     As of June 30, 2005 and December 31, 2004, Communications has $548.0 million and $550.0 million outstanding under the credit facility, respectively. In addition, under the terms of the credit facility, Communications could borrow approximately $195.4 million under the revolving credit facility and $150.0 million under the multiple draw term loan while remaining in compliance with the applicable covenants as of June 30, 2005.
     At June 30, 2005, amounts due under the credit facility are:

Maturities
(In thousands)
2005	$2,000
2006	7,750
2007	20,875
2008	28,375
2009	34,000
Thereafter	455,000

Total	$548,000

     The revolving credit loan and the multiple draw term loan bear interest, at Communications’ option, at either TD’s base rate plus an applicable margin ranging from 0.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either TD’s base rate plus 0.50% per annum or the Eurodollar rate plus 1.50% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2005 was 4.85%.
     In February 2003, the Company entered into an interest rate cap agreement at a cost of $0.8 million in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense during the period of change. During the six months ended June 30, 2005, the Company recognized a loss on the change in the fair value of this instrument of approximately $200. The carrying amount and fair value of this instrument was zero as of June 30, 2005 and negligible as of December 31, 2004 and is included in Other assets in the accompanying consolidated balance sheets.
     In December 2004, the Company entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. The carrying amount and fair value of this instrument was $2.0 million and $0.6 million as of June 30, 2005 and December 31, 2004, respectively, and is included in Other assets in the consolidated balance sheet. During the three and six months ended June 30, 2005, the Company recognized a loss of $6.0 million and a gain of $1.3 million, respectively, on the change in the fair value of this instrument. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.11% and 4.83% as of June 30, 2005 and December 31, 2004, respectively.
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
     The following table summarizes activity with respect to Communications’ credit facility from December 31, 2004 through June 30, 2005:

	Amount Drawn			Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
	(In thousands)
Balance, December 31, 2004	$150,000	$400,000	$550,000	$200,000
Repayments	—	(2,000)	(2,000)	—

Balance, June 30, 2005	$150,000	$398,000	$548,000	$200,000

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
Letters of Credit and Performance Bonds
     In addition, the Company had standby letters of credit of $4.7 million, consisting of $4.6 million under the Company’s credit facility and $0.1 million under the previous credit facility, and performance bonds of $2.7 million outstanding at June 30, 2005, most of which expire within one year.
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

	Wireless	Broadcast	Other	Total
	(In thousands)
Three months ended June 30, 2005
Revenues	$91,318	$6,400	$—	$97,718
Adjusted EBITDA	$54,269	$5,501	$(18,461)	$41,309
Assets	$1,240,032	$102,526	$105,487	$1,448,045
Goodwill	$2,827	$—	$—	$2,827
Additions to property and equipment	$9,327	$1,314	$979	$11,620
Three months ended June 30, 2004
Revenues	$81,793	$5,762	$—	$87,555
Adjusted EBITDA	$46,590	$4,805	$(8,405)	$42,990
Assets	$1,297,256	$92,313	$142,868	$1,532,437
Additions to property and equipment	$9,969	$1,102	$1,022	$12,093
Six months ended June 30, 2005
Revenues	$179,273	$12,261	$—	$191,534
Adjusted EBITDA	$106,094	$16,640	$(20,274)	$102,460
Assets	$1,240,032	$102,526	$105,487	$1,448,045
Goodwill	$2,827	$—	$—	$2,827
Additions to property and equipment	$17,415	$1,654	$2,039	$21,108
Six months ended June 30, 2004
Revenues	$160,883	$11,412	$—	$172,295
Adjusted EBITDA	$89,646	$9,630	$(15,565)	$83,711
Assets	$1,297,256	$92,313	$142,868	$1,532,437
Additions to property and equipment	$13,000	$2,284	$2,053	$17,337
     The following table shows a breakdown of the significant components included in the “Other” column in the segment disclosure above:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Adjusted EBITDA:
Corporate selling, general and administrative expenses, excluding corporate non-cash compensation charges	$(7,940)	$(7,475)	$(16,929)	$(13,522)
Corporate non-cash compensation charges	(80)	(261)	(159)	(261)
Corporate other income (expense)	(10,441)	(669)	(3,186)	(1,782)

Total Adjusted EBITDA	$(18,461)	$(8,405)	$(20,274)	$(15,565)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Assets:
Cash and cash equivalents	$88,629	$126,845	$88,629	$126,845
Debt issuance costs	14,895	16,023	14,895	16,023
Derivative financial instruments	1,963	—	1,963	—

Total assets	$105,487	$142,868	$105,487	$142,868

     A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Income from continuing operations before income taxes	$673	$4,822	$19,899	$6,678
Add: Depreciation, amortization and accretion expenses	29,242	28,818	59,829	58,006
Less: Interest income	(490)	(315)	(756)	(529)
Add: Interest expense	11,884	9,665	23,488	19,556

Adjusted EBITDA	$41,309	$42,990	$102,460	$83,711

7. Subsequent Events
Restricted Stock Awards
     On July 1, 2005, in connection with continued service on the Company’s Board of Directors, six of the non-employee Directors received for nominal consideration 810 shares of restricted common stock of the Company for a total of 4,860 shares of restricted common stock. These shares were issued under the Company’s 2003 Equity Incentive Plan and are restricted until June 30, 2006, or upon a change in control event such as the closing of the Company’s pending merger with American Tower Corporation. The Company will recognize an expense of approximately $0.4 million on a straight-line basis over the restricted period.
Cash Tender Offer
     On July 11, 2005, the Company commenced a cash tender offer (the Offer) for any and all $200 million of its outstanding 8 1/4% Senior Notes due 2010 (CUSIP No. 84761MAB0) (the Notes) and a solicitation of consents (the Consent Solicitation) to eliminate certain restrictive covenants from the indenture governing the Notes. The Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated July 11, 2005. On July 22, the Company received sufficient consents from the registered holders of the outstanding Notes to amend the indenture governing the Notes to eliminate substantially all of the restrictive covenants and certain related event of default provisions and effective July 25, 2005, entered into a supplemental indenture containing the proposed amendments. The consent solicitation for the Notes expired at 12:00 a.m. (midnight), New York City time, at the end of July 22, 2005 (the Consent Time). At that time, the Company had received consents from registered holders of 100% of the outstanding Notes.
     The aggregate total consideration, excluding accrued and unpaid interest paid by the Company was approximately $214.1 million. This amount was paid using $64.1 million of cash on hand and a draw down of $150.0 million under our credit facility. As a result of this tender offer and consent solicitation, the Company expects to record in the third quarter of 2005 an aggregate pre-tax loss on retirement of long-term obligations of approximately $18.7 million, consisting of approximately $14.1 million related to amounts paid in excess of carrying value and approximately $4.6 million in the write-off of related deferred financing fees, not including administrative and legal fees. The Company expects this tender offer and consent solicitation to result in savings of approximately $7.6 million in annualized interest expense.
Credit Facility Amendment
     On July 22, 2005, SpectraSite Communications, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with the lenders under its $900 million senior secured credit facility. The amendment, among other things, allows the Company to complete its previously announced merger transaction with American Tower Corporation, permits certain American Tower Corporation affiliate transactions following consummation of the merger, conforms requirements regarding the delivery of interim and ongoing financial statements and the content and deadlines for certain other deliveries to be consistent with American Tower Corporation’s current senior credit facility, and provides for an increase in the maximum leverage ratio permitted to be maintained by SpectraSite Communications, Inc.
Approval of Merger with American Tower
     On August 3, 2005, the stockholders of each of American Tower Corporation and the Company approved the transactions contemplated pursuant to the Agreement and Plan of Merger, dated as of May 3, 2005, by and among American Tower Corporation, Asteroid Merger Sub, LLC and the Company.

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
Executive Overview
     We are one of the largest, in terms of number of towers, and fastest growing, in terms of revenue growth, wireless tower operators in the United States. Our business is owning, leasing and licensing antenna sites on wireless and broadcast towers, owning and licensing in-building shared infrastructure systems and managing rooftop telecommunications access on commercial real estate. We owned or operated 7,834 towers and in-building systems as of June 30, 2005, located primarily in the top 100 BTA markets in the United States.
     Our business consists of our wireless and broadcast segments. For the three and six months ended June 30, 2005, approximately 94% of our revenues came from our wireless segment and approximately 6% of our revenues came from our broadcast segment. The majority of our revenue growth during the second quarter of 2005 as compared with the second quarter of 2004 was attributable to incremental revenue derived from new and amended site leasing and licensing agreements, rent escalations included in existing site leasing and licensing agreements, and new sites acquired or built since the end of the second quarter of 2004. Factors affecting the growth in our revenues include, among other things, the rate at which wireless carriers deploy capital to improve and expand their wireless networks and variable contractual escalation clauses associated with existing site leasing and licensing agreements.
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

     Selling, general and administrative expenses have two major components. The first component consists of expenses necessary to support our site leasing and licensing operations such as sales, marketing and property management functions. The second component includes expenses that are incurred to support our business segments, such as legal, finance, human resources and other administrative support.
Proposed Merger with American Tower Corporation
     On May 3, 2005, SpectraSite entered into an Agreement and Plan of Merger with American Tower Corporation providing for, among other things, the merger of SpectraSite with a wholly owned subsidiary of American Tower. On August 3, 2005, the stockholders of each of American Tower Corporation and SpectraSite, Inc. approved the transactions contemplated pursuant to the Agreement and Plan of Merger. Under the terms of the merger agreement, each share of our common stock will be converted into the right to receive 3.575 shares of American Tower’s Class A common stock. Our stockholders will receive approximately 186.5 million shares in the transaction. The transaction is expected to be tax free for U.S. federal income tax purposes for stockholders of both companies. Consummation of the merger is subject to certain conditions, including receipt of regulatory approvals and other customary closing conditions. While there can be no assurances that the merger will be completed or as to the timing thereof, the transaction is expected to close in the second half of 2005. The merger agreement contains certain termination rights for SpectraSite and American Tower and further provides for the payment of a termination fee of $110.0 million upon termination of the merger agreement under specified circumstances involving an alternative transaction.
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
Discontinued Operations
     On December 16, 2003, we decided to sell our broadcast services division and on March 1, 2004, the division was sold. In connection with the sale, we recorded promissory notes receivable from the buyer. At the time of sale, the notes receivable were recorded at their estimated fair value by recording a valuation allowance against the notes. The valuation allowance is periodically evaluated against actual collection experience and estimates of future collectibility. In the three and six months ended June 30, 2005, we recorded losses of $1.8 million and $1.6 million, respectively, on the disposal of the division relating to the re-evaluation of the collectibility of the notes receivable as of June 30, 2005. During the six months ended June 30, 2004, we recorded a loss on disposal of the division of $0.3 million. The results of the broadcast services’ operations have been reported separately as discontinued operations in the Statements of Operations.
Tower Acquisitions and Dispositions
     Our portfolio has grown from 106 towers as of December 31, 1998, to 7,834 towers and in-building systems as of June 30, 2005. We have accomplished this growth through acquisitions and new construction (principally pursuant to build-to-suit arrangements). The majority of our towers were acquired from (or built under agreements with) affiliates of SBC and Nextel.
     Our original agreement with SBC called for us to acquire leasehold and sub-leasehold interests in approximately 3,900 towers over approximately two years and to commit to build towers for Cingular, an affiliate of SBC. Subsequent amendments to these agreements resulted in a reduction in the number of towers leased or subleased to a maximum of 3,301 towers and in the termination of the build-to-suit arrangement. We reduced our acquisition program and terminated our build-to-suit program in order to limit our required capital expenditures and to achieve additional financial flexibility. On February 10, 2003, we sold our interest in 545 SBC towers in California and Nevada to Cingular for an aggregate purchase price of $81.0 million and paid SBC a fee of $7.5 million related to the last of the reductions in the maximum number of towers that we would lease or sublease. In connection with these transactions, we received a net cash payment of $73.5 million, which we used to repay a portion of the indebtedness outstanding under our previous credit facility, significantly reduced our capital expenditure commitments, extended the timeline to meet our remaining commitments and maintained a mutually profitable commercial relationship with a significant customer. The 545 towers sold represented approximately 7% of our owned and operated tower portfolio at December 31, 2002 and generally were characterized by lower revenues per tower than other towers in our portfolio.
     In connection with our plan of reorganization and the implementation of fresh start accounting on January 31, 2003, we recorded liabilities in the amount of $60.5 million related to our obligation to complete the lease or sublease of the remaining 600 towers under the SBC agreement as discussed in Note 1 to our unaudited consolidated financial statements. This amount was determined as the difference between the estimated purchase price for the remaining 600 towers, including direct costs to place the towers in service, and the estimated fair value of the towers based on an independent valuation. At each closing, the liability was reduced by a portion of the purchase price of each tower. In addition, the liability was reduced by the amount of costs incurred to place the acquired towers in service.
     From January 31, 2003 through February 16, 2004, we leased or subleased 121 towers, for which we paid $32.0 million thereby reducing our commitment to 479 towers to be leased or subleased under the SBC agreement. On February 17, 2004, the parties agreed to reduce our remaining commitment by five towers, down to 474. In connection with this reduction, the associated liability was reduced by $0.5 million and was recorded as Other income. From February 18, 2004 through August 15, 2004, we leased or subleased 7 towers, for which we paid $1.9 million, further reducing our commitment to 467 towers to be leased or subleased under the SBC agreement. On August 16, 2004, we completed our last closing under our agreement with SBC consisting of 191 towers for total cash consideration of $50.0 million. This acquisition was 276 towers less than the potential maximum number of towers contemplated to be leased or subleased under our agreement with SBC. As a result of not acquiring these 276 towers, we recognized $29.2 million as Other income through the reversal of liabilities originally recorded for these towers. As of June 30, 2005, we have no further obligations to lease or sublease any towers under the SBC acquisition agreement. Our federal income tax obligation was not impacted by the recording or reversal of the liabilities related to our obligation under the SBC agreement.
Share Repurchase Plan
     On July 28, 2004, the Board of Directors authorized the repurchase of shares of the Company’s common stock up to an aggregate amount of $175.0 million. On November 22, 2004, the Board of Directors authorized an increase of $125.0 million for a total repurchase authorization of $300.0 million.
     On November 22, 2004, we announced the repurchase of approximately $150.0 million of our outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares were subject to a market price adjustment provision which required that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. We settled the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, we paid approximately $9.4 million to Goldman, Sachs & Co.
     As of June 30, 2005, we had repurchased 3,679,881 shares at an average price of $55.75 per share including commission. Including legal costs of approximately $0.3 million, the Company’s cost basis for these shares was an average price of $55.84 per share. We did not repurchase any shares during the three and six months ended June 30, 2005. We hold all repurchased shares as treasury stock.

Results of Operations
Three Months Ended June 30, 2005 and the Three Months Ended June 30, 2004
     The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Three Months Ended
		%		%
		of		of
	June 30,	Total	June 30,	Total	$	%
	2005	Revenues	2004	Revenues	Change	Change
	(Dollars in thousands)
Revenues:
Wireless	$91,318	93	$81,793	93	$9,525	12
Broadcast	6,400	7	5,762	7	638	11

Total revenues	97,718	100	87,555	100	10,163	12
Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	30,805	32	29,829	34	976	3
Broadcast	663	1	711	1	(48)	(7)

Total cost of operations, excluding depreciation, amortization and accretion expenses	31,468	32	30,540	35	928	3

Selling, general and administrative expenses:
Wireless	6,215	6	5,529	6	686	12
Broadcast	236	—	247	—	(11)	(4)
Other	8,020	8	7,735	9	285	4

Total selling, general and administrative expenses	14,471	15	13,511	15	960	7

Depreciation, amortization and accretion expenses:
Wireless	27,394	28	28,156	32	(762)	(3)
Broadcast	1,848	2	662	1	1,186	179

Total depreciation, amortization and accretion expenses	29,242	30	28,818	33	424	1

Total operating expenses	75,181	77	72,869	83	2,312	3

Operating income	22,537	23	14,686	17	7,851	53

Other income (expense):
Interest income	490	1	315	—	175	56
Interest expense	(11,884)	(12)	(9,665)	(11)	(2,219)	23
Other expense	(10,470)	(11)	(514)	(1)	(9,956)	1,937

Total other income (expense)	(21,864)	(22)	(9,864)	(11)	(12,000)	122

Income from continuing operations before income taxes	673	1	4,822	6	(4,149)	(86)
Income tax expense:
Income tax — current	289	—	374	—	(85)	(23)
Income tax — deferred	(22)	—	1,542	2	(1,564)	(101)

Total income tax expense	267	—	1,916	2	(1,649)	(86)

Income from continuing operations	406	—	2,906	3	(2,500)	(86)
Discontinued operations (net of income taxes):
Loss from disposal of discontinued segment, net of income tax expense	(1,825)	(2)	—	—	(1,825)	100

Net income	$(1,419)	(1)	$2,906	3	$(4,325)	(149)

Adjusted EBITDA:
Wireless	54,269	56	46,590	53	7,679	16
Broadcast	5,501	6	4,805	5	696	14
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(18,461)	(19)	(8,405)	(10)	(10,056)	120

Total Adjusted EBITDA	$41,309	42	$42,990	49	$(1,681)	(4)

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Significant Customer Revenue
Cingular Wireless*	$30,141	$27,132
% Total Consolidated Revenue	31%	31%
Nextel and affiliates**	$28,021	$24,277
% Total Consolidated Revenue	29%	28%
Sprint**	$5,387	$4,151
% Total Consolidated Revenue	6%	5%
Total Consolidated Revenue	$97,718	$87,555

*	As of October 27, 2004, Cingular Wireless merged with AT&T Wireless. As of June 30, 2005, we have 507 wireless sites where Cingular Wireless and AT&T Wireless are both located pursuant to separate licensing agreements. Revenues shown above include both Cingular Wireless and AT&T Wireless.

**	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of June 30, 2005, we have 634 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.
     Revenues. Revenues increased $10.2 million or 12% in the second quarter of 2005 as compared to the second quarter of 2004. A significant portion of this increase is attributable to growth in the wireless segment. The primary drivers of the growth experienced in both the wireless and broadcast segments include incremental revenue derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, new sites acquired or built since the end of the second quarter of 2004, and increases in fee revenues. For the quarter ended June 30, 2005, revenues on the 191 SBC sites acquired since July 1, 2004 were $1.9 million. Revenues from fees for the second quarter of 2005 were $3.3 million, compared to $3.0 million for the second quarter of 2004. Same site year over year revenue growth was $7.7 million or 10% for the second quarter of 2005. In determining same site revenue growth, only sites owned and operated during the entire second quarter of 2005 and 2004 were included. We owned or operated 7,834 towers and in-building systems at June 30, 2005, as compared to 7,604 towers and in-building systems at June 30, 2004.
     Accounts receivable, net of allowance, increased by $1.3 million from December 31, 2004 to June 30, 2005. This increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance increased by $0.2 million during the second quarter of 2005 due to the recording of additional allowances, offset by write-offs of accounts receivable. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.
     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses for the second quarter of 2005 were $31.5 million, compared to $30.5 million for the second quarter of 2004. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of total revenues was 32% for the second quarter of 2005, compared to 35% for the second quarter of 2004. The percentage decrease in the second quarter of 2005 compared to the second quarter of 2004 is largely a function of revenue growth outpacing direct operating costs. In general, as our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow since a significant percentage of tower operating costs are fixed and do not increase with additional customers.
     Selling, General and Administrative Expenses. For the second quarter of 2005, selling, general and administrative expenses were $14.5 million or 15% of total revenues, compared to $13.5 million or 15% of total revenues for the second quarter of 2004. The increase was primarily due to a $0.7 million increase in costs incurred for consulting, auditing and Sarbanes-Oxley compliance activities. Also contributing to the increase were incremental costs of approximately $0.2 million associated with health insurance costs board of director fees, and payroll taxes related to option exercises.

     Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses were $29.2 million for the three months ended June 30, 2005, representing an increase of $0.4 million from the three months ended June 30, 2004. During the three months ended June 30, 2005, depreciation, amortization and accretion expense decreased in the wireless segment and increased in the broadcast segment primarily due to a net shift in the carrying value of certain asset retirement obligations between the two segments as a result of changes made to estimated settlement dates and probability-weighted expected cash flows. The Company evaluates, at least annually, whether there are any indicators that suggest that the estimated cash flows underlying the asset retirement obligation liability have changed materially. Amortization expense relating to customer contracts decreased due to the recognition of deferred income tax expense and the associated reduction of intangible assets, which reduced the carrying amount of the customer contracts. Accretion expense relating to asset retirement obligations increased due to the addition of new obligations, primarily driven by in-building neutral host distributed antenna systems constructed during the quarter, offset by reductions of certain obligations where estimated settlement dates have been extended or probability-weighted expected cash flows have been reduced.
     Other Income (Expense). Other income (expense), net, not attributable to any segment, was an expense of $10.5 million in the three months ended June 30, 2005 and consists of $6.0 million in losses recognized on derivative instruments associated with marking these instruments to fair value, and $4.5 million in expenses related to the proposed merger of SpectraSite with a wholly owned subsidiary of American Tower Corporation.
     Other income (expense), net, was an expense of $0.5 million in the three months ended June 30, 2004. Other income of $0.2 million is attributable to the wireless segment, consisting primarily of $0.7 million of loss on the sale of assets, offset by $0.5 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC acquisition agreement and $0.3 million in miscellaneous income. Other expenses not specific to any business segment were $0.7 million, consisting primarily of $0.6 million of expenses related to the public offering of shares of our common stock.
     Interest Expense. Interest expense increased $2.2 million or 23% in the second quarter of 2005 as compared to the second quarter of 2004. This increase in interest expense in 2005 was primarily driven by increased borrowings under our credit facility and entrance into an interest rate swap agreement. Interest expense for the three months ended June 30, 2005 consisted of $7.4 million of interest on our current senior secured credit facility, $4.1 million of interest on our senior notes, and amortization of debt issuance costs of $0.6 million, offset by $0.2 million of capitalized interest. Interest expense for the three months ended June 30, 2004 consisted of $4.5 million of interest on our previous credit facility, $4.1 million of interest on our senior notes, and amortization of debt issuance costs of $1.1 million, offset by $0.2 million of capitalized interest.
     Income Tax Expense. Income tax expense totaled $0.3 million for the three months ended June 30, 2005, representing a decrease of $1.6 million from the three months ended June 30, 2004. The decline in income tax expense is a function of a $4.1 million decline in income from continuing operations over the same period last year and the recognition of deferred income tax expense. The Company has recorded a valuation allowance of $523.5 million as of June 30, 2005, due to uncertainties related to utilization of deferred tax assets. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense.
     Discontinued Operations. On December 16, 2003, the Company decided to sell its broadcast services division and, on March 1, 2004, the division was sold. In connection with the sale, the Company recorded promissory notes receivable from the buyer. At the time of sale, the notes receivable were recorded at their estimated fair value by recording a valuation allowance against the notes. This valuation allowance is periodically evaluated against actual collection experience and estimates of future collectibility. In the three months ended June 30, 2005, the Company recorded a loss of $1.8 million on the disposal of the division relating to the re-evaluation of the collectibility of the notes receivable as of June 30, 2005.

Six Months Ended June 30, 2005 and the Six Months Ended June 30, 2004
     The following table provides a comparison of the results of our operations and Adjusted EBITDA for the periods presented:

	Six Months Ended
		%		%
		of		of
	June 30,	Total	June 30,	Total	$	%
	2005	Revenues	2004	Revenues	Change	Change
	(Dollars in thousands)
Revenues:
Wireless	$179,273	94	$160,884	93	$18,389	11
Broadcast	12,261	6	11,411	7	850	7

Total revenues	191,534	100	172,295	100	19,239	11
Operating expenses:
Cost of operations, excluding depreciation, amortization and accretion expenses:
Wireless	61,626	32	59,626	35	2,000	3
Broadcast	1,350	1	1,307	1	43	3

Total cost of operations, excluding depreciation, amortization and accretion expenses	62,976	33	60,933	35	2,043	3

Selling, general and administrative expenses:
Wireless	12,063	6	11,292	7	771	7
Broadcast	490	—	475	—	15	3
Other	17,088	9	13,786	8	3,302	24

Total selling, general and administrative expenses	29,641	15	25,553	15	4,088	16

Depreciation, amortization and accretion expenses:
Wireless	56,879	30	56,725	33	154	—
Broadcast	2,950	2	1,281	1	1,669	130

Total depreciation, amortization and accretion expenses	59,829	31	58,006	34	1,823	3

Total operating expenses	152,446	80	144,492	84	7,954	6

Operating income	39,088	20	27,803	16	11,285	41

Other income (expense):
Interest income	756	—	529	—	227	43
Interest expense	(23,488)	(12)	(19,556)	(11)	(3,932)	20
Other income (expense)	3,543	2	(2,098)	(1)	5,641	(269)

Total other income (expense )	(19,189)	(10)	(21,125)	(12)	1,936	(9)

Income from continuing operations before income taxes	19,899	10	6,678	4	13,221	198
Income tax expense:
Income tax — current	576	—	711	—	(135)	(19)
Income tax — deferred	7,285	4	1,942	1	5,343	275

Total income tax expense	7,861	4	2,653	2	5,208	196

Income from continuing operations	12,038	6	4,025	2	8,013	199
Discontinued operations (net of income taxes):
Loss from operations of discontinued broadcast services division, net of income tax expense	—	—	(124)	—	124	(100)
Loss from disposal of discontinued segment, net of income tax expense	(1,575)	(1)	(343)	—	(1,232)	359

Net income	$10,463	5	$3,558	2	$6,905	194

Adjusted EBITDA:
Wireless	106,094	55	89,646	52	16,448	18
Broadcast	16,640	9	9,630	6	7,010	73
Other:
Corporate selling, general and administrative expenses, non-cash compensation charges and other expenses	(20,274)	(11)	(15,565)	(9)	(4,709)	30

Total Adjusted EBITDA	$102,460	53	$83,711	49	$18,749	22

     Customers representing 10% or more of the Company’s consolidated revenues are presented below for all applicable periods:

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Significant Customer Revenue
Cingular Wireless*	$60,662	$53,464
% Total Consolidated Revenue	32%	31%
Nextel and affiliates**	$53,874	$48,250
% Total Consolidated Revenue	28%	28%
Sprint**	$10,617	$7,924
% Total Consolidated Revenue	6%	5%
Total Consolidated Revenue	$191,534	$172,295

*	As of October 27, 2004, Cingular Wireless merged with AT&T Wireless. As of June 30, 2005, we have 507 wireless sites where Cingular Wireless and AT&T Wireless are both located pursuant to separate licensing agreements. Revenues shown above include both Cingular Wireless and AT&T Wireless.

**	As of December 16, 2004, Sprint and Nextel entered into a merger agreement which has not yet closed. Revenues from Sprint are included above for informational purposes. As of June 30, 2005, we have 634 wireless sites where Sprint and Nextel are both located pursuant to separate licensing agreements.
     Revenues. Revenues increased $19.2 million or 11% for the six months ended June 30, 2005 as compared to June 30, 2004. A significant portion of this increase is attributable to growth in the wireless segment. The primary drivers of the growth experienced in both the wireless and broadcast segments include incremental revenue derived from new and amended site leasing agreements, rent escalations included in existing site leasing and licensing agreements, new sites acquired or built since the end of the second quarter of 2004, and increases in fee revenues. For the six months ended June 30, 2005, revenues on the 191 SBC sites acquired since July 1, 2004 were $3.9 million. Revenues from fees for the six months ended June 30, 2005 were $6.2 million, compared to $4.5 million for the six months ended June 30, 2004. We owned or operated 7,834 towers and in-building systems at June 30, 2005, as compared to 7,604 towers and in-building systems at June 30, 2004.
     Accounts receivable, net of allowance, increased by $1.3 million from December 31, 2004 to June 30, 2005. This increase in accounts receivable is primarily due to the timing of cash collections on account. Our allowance declined by $0.7 million during the six months ended June 30, 2005 due to the recording of additional allowances, offset by write-offs of accounts receivable. We analyze the adequacy of our accounts receivable allowance on a periodic basis to ensure that we appropriately reflect the amount we expect to collect. The economic factors affecting the wireless communications industry as a whole, our customers’ ability to meet their financial obligations and the age of our outstanding accounts receivable are all factors we take into consideration when evaluating the adequacy of our estimate for the allowance for doubtful accounts.
     Costs of Operations, Excluding Depreciation, Amortization and Accretion Expenses. Costs of operations, excluding depreciation, amortization and accretion expenses for the six months ended June 30, 2005 were $63.0 million, compared to $60.9 million for the six months ended June 30, 2004. Costs of operations, excluding depreciation, amortization and accretion expenses as a percentage of total revenues was 33% for the six months ended June 30, 2005, compared to 35% for the six months ended June 30, 2004. The percentage decrease in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is largely a function of revenue growth outpacing direct operating costs. In general, as our wireless and broadcast leasing operations mature, we expect that additional customers on towers will generate increases in our margins for wireless and broadcast leasing operations and in cash flow since a significant percentage of tower operating costs are fixed and do not increase with additional customers.
     Selling, General and Administrative Expenses. For the six months ended June 30, 2005, selling, general and administrative expenses were $29.6 million or 15% of total revenues, compared to $25.6 million or 15% of total revenues for the six months ended June 30, 2004. The increase was primarily due to a $2.8 million increase in costs incurred for consulting, auditing and Sarbanes-Oxley compliance activities. Also contributing to the increase were incremental costs of approximately $1.3 million associated with health insurance costs board of director fees, and payroll taxes related to option exercises.

     Depreciation, Amortization and Accretion Expenses. Depreciation, amortization and accretion expenses were $59.8 million for the six months ended June 30, 2005, representing an increase of $1.8 million from the six months ended June 30, 2004. During the six months ended June 30, 2005, depreciation, amortization and accretion expense decreased in the wireless segment and increased in the broadcast segment primarily due to a net shift in the carrying value of certain asset retirement obligations between the two segments as a result of changes made to estimated settlement dates and probability-weighted expected cash flows. The Company evaluates, at least annually, whether there are any indicators that suggest that the estimated cash flows underlying the asset retirement obligation liability have changed materially. Amortization expense relating to customer contracts decreased due to the recognition of deferred income tax expense and the associated reduction of intangible assets by $7.3 million, which reduced the carrying amount of the customer contracts. Offsetting this decline was an increase in amortization expense attributable to customer contract additions related to SBC sites acquired during the second half of 2004. Accretion expense relating to asset retirement obligations increased due to the addition of new obligations, primarily driven by in-building neutral host distributed antenna systems constructed during the quarter, offset by reductions of certain obligations where estimated settlement dates have been extended or probability-weighted expected cash flows have been reduced.
     Other Income (Expense). Other income (expense), net, totaled income of $3.5 million in the six months ended June 30, 2005. Other income of $6.2 million is attributable to the broadcast segment and consists of the recognition of deferred revenue associated with the Pegasus early lease termination agreement of $5.3 million and $0.9 million in gains on the sale of fixed assets. Other income specific to the wireless segment consists of $0.5 million in gains on the disposal of fixed assets. Other income (expense), net, not specific to any business segment totaled $3.2 million of expenses and consists primarily of $1.3 million in gains recognized on derivative instruments associated with marking these instruments to fair value, offset by $4.5 million in expenses related to the proposed merger of SpectraSite with a wholly owned subsidiary of American Tower Corporation.
     Other income (expense), net, was an expense of $2.1 million in the six months ended June 30, 2004. Other expense of $0.1 million is attributable to the wireless segment, consisting primarily of $0.7 million of loss on sale of assets and $0.6 million of write-offs of customer contracts relating to communications towers that were sold, offset by $0.5 million of income associated with a reduction in the Company’s commitment to purchase towers under the SBC acquisition agreement and $0.6 in other miscellaneous income. Other expense specific to the broadcast segment consists of $0.2 million in losses on the disposal of fixed assets. Other expense not specific to any business segment was $1.8 million, consisting primarily of $1.6 million of expenses related to the public offering of shares of our common stock and $0.2 million related to the write-down of our interest rate cap to fair value.
     Interest Expense. Interest expense increased $3.9 million or 20% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase in interest expense in 2005 was primarily driven by increased borrowings under our credit facility and entrance into an interest rate swap agreement. Interest expense for the six months ended June 30, 2005 consisted primarily of $14.4 million of interest on our current senior secured credit facility, $8.3 million of interest on our senior notes, and amortization of debt issuance costs of $1.3 million, offset by $0.5 million of capitalized interest. Interest expense for the six months ended June 30, 2004 consisted primarily of $9.2 million of interest on our previous credit facility, $8.3 million of interest on our senior notes, amortization of debt issuance costs of $2.1 million and other interest costs of $0.3 million, less $0.3 million of capitalized interest.
     Income Tax Expense. Income tax expense totaled $7.9 million for the six months ended June 30, 2005, representing an increase of $5.2 million from the six months ended June 30, 2004. The increase in income tax expense is a function of a $13.2 million increase in income from continuing operations over the same period last year and the recognition of deferred income tax expense. To the extent we believe our deferred tax assets will be recovered from future taxable income, we have recognized deferred income tax expense. The Company has recorded a valuation allowance of $523.5 million as of June 30, 2005, due to uncertainties related to utilization of deferred tax assets. In the six months ended June 30, 2005, we have recognized deferred income tax expense and reduced our intangible assets by $7.3 million.
     Discontinued Operations. On December 16, 2003, the Company decided to sell its broadcast services division and, on March 1, 2004, the division was sold. In connection with the sale, the Company recorded promissory notes receivable from the buyer. At the time of sale, the notes receivable were recorded at their estimated fair value by recording a valuation allowance against the notes. This valuation allowance is periodically evaluated against actual collection experience and estimates of future collectibility. In the six months ended June 30, 2005, the Company recorded a loss of $1.6 million on the disposal of the division relating to the partial collection and re-evaluation of the collectibility of the notes receivable as of June 30, 2005. During the six months ended June 30, 2004, the Company recorded a loss on disposal of the division of $0.3 million.

Liquidity and Capital Resources
     We are a holding company whose only significant asset is the outstanding capital stock of our subsidiary, Communications. Our only source of cash to pay our obligations is distributions from Communications.
Cash Flows
     Cash provided by operating activities was $71.4 million and $71.5 million for the six months ended June 30, 2005 and 2004, respectively.
     Cash used in investing activities was $20.2 million and $20.0 million for the six months ended June 30, 2005 and 2004, respectively. Investing activities for the six months ended June 30, 2005 consisted primarily of $20.7 million for the purchases of property and equipment and $2.8 million for the purchase of Green Mountain Wireless, partially offset by $2.2 million provided by proceeds from the disposition of assets and $1.1 million provided by the collection of notes receivable. Cash used in investing activities for the six months ended June 30, 2004 consisted primarily of $17.0 million for the purchases of property and equipment and $3.6 million used in the acquisition of towers and customer contracts, partially offset by $1.2 million provided by proceeds from the disposition of assets.
     Cash provided by financing activities was $2.8 million and $14.9 million for the six months ended June 30, 2005 and 2004, respectively. The cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of $14.8 million in proceeds from the issuance of common stock related to stock options and warrant exercises partially offset by $9.5 million used for the purchases of common stock and $2.3 million used for the repayment of debt and capital leases. Cash provided by financing activities for the six months ended June 30, 2004 consisted primarily of $14.6 million in proceeds from the issuance of common stock associated with warrant and employee stock option exercises.
     On July 11, 2005, the Company commenced a cash tender offer (the Offer) for any and all $200 million of its outstanding 8 1/4% Senior Notes due 2010 (CUSIP No. 84761MAB0) (the Notes) and a solicitation of consents (the Consent Solicitation) to eliminate certain restrictive covenants from the indenture governing the Notes. The Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated July 11, 2005. On July 25, the Company received sufficient consents from the registered holders of the outstanding Notes to amend the indenture governing the Notes to eliminate substantially all of the restrictive covenants and certain related event of default provisions and effective July 25, 2005, entered into a supplemental indenture containing the proposed amendments. The consent solicitation for the Notes expired at 12:00 a.m. (midnight), New York City time, at the end of July 22, 2005 (the Consent Time). At that time, the Company had received consents from registered holders of 100% of the outstanding Notes.
     The aggregate total consideration, excluding accrued and unpaid interest paid by the Company was approximately $214.1 million. This amount was paid using $64.1 million of cash on hand and a draw down of $150.0 million under our credit facility. As a result of this tender offer and consent solicitation, the Company expects to record in the third quarter of 2005 an aggregate pre-tax loss on retirement of long-term obligations of approximately $18.7 million, consisting of approximately $14.1 million related to amounts paid in excess of carrying value and approximately $4.6 million in the write-off of related deferred financing fees, not including administrative and legal fees. The Company expects this tender offer and consent solicitation to result in savings of approximately $7.6 million in annualized interest expense.
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

     On November 22, 2004, the Company announced the repurchase of approximately $150.0 million of its outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares were subject to a market price adjustment provision which required that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. The Company settled the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, the Company paid approximately $9.4 million to Goldman, Sachs & Co.
Credit Facility
     SpectraSite Communications, Inc., a wholly-owned subsidiary of SpectraSite, entered into a $900.0 million senior secured credit facility on November 19, 2004, with a syndicate of lenders led by TD and Citigroup Global Markets Inc. The new credit facility replaces Communications’ previous facility of $638.2 million, of which $438.2 million was drawn. Proceeds from borrowings of $450.0 million made at closing under the new facility were used to repay Communications’ previous senior secured credit facility including all related fees and expenses. SpectraSite anticipates using the facility for general corporate purposes, including acquisitions and financing distributions to its stockholders. On November 29, 2004, Communications borrowed an additional $100.0 million under its multiple draw term loan. As of June 30, 2005, the credit facility includes:
•	a $200.0 million undrawn revolving credit facility, against which $4.6 million of letters of credit are outstanding, maturing on November 19, 2011;

•	a $300.0 million multiple draw term loan that has $150.0 million outstanding and which must be repaid in quarterly installments which begin on December 31, 2006 and end on November 19, 2011; and

•	a $398.0 million term loan that is fully drawn and which must be repaid in quarterly installments which began on March 31, 2005 and end on May 19, 2012.
     As of June 30, 2005 and December 31, 2004, Communications has $548.0 million and $550.0 million outstanding under the credit facility, respectively. In addition, under the terms of the credit facility, Communications could borrow approximately $195.4 million under the revolving credit facility and $150.0 million under the multiple draw term loan while remaining in compliance with the applicable covenants as of June 30, 2005.
     At June 30, 2005, amounts due under the credit facility are:

Maturities
(In thousands)
2005	$2,000
2006	7,750
2007	20,875
2008	28,375
2009	34,000
Thereafter	455,000

Total	$548,000

     The revolving credit loan and the multiple draw term loan bear interest, at Communications’ option, at either TD’s base rate plus an applicable margin ranging from 0.00% to 1.00% per annum or the Eurodollar rate plus an applicable margin ranging from 1.00% to 2.00% per annum, depending on Communications’ leverage ratio at the end of the preceding fiscal quarter. The term loan bears interest, at Communications’ option, at either TD’s base rate plus 0.50% per annum or the Eurodollar rate plus 1.50% per annum. The weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2005 was 4.85%.
     In February 2003, Communications entered into an interest rate cap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in Other income and expense. The carrying amount and fair value of this instrument was negligible as of June 30, 2005 and December 31, 2004 and is included in Other assets in the accompanying consolidated balance sheets.

     In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction is not designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in Other income and expense. As of June 30, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was $2.0 million and $0.6 million, respectively, and is included in Other assets in the consolidated balance sheet. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.11% and 4.83% as of June 30, 2005 and December 31, 2004, respectively.
     On July 22, 2005, SpectraSite Communications, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with the lenders under its $900 million senior secured credit facility. The amendment, among other things, allows the Company to complete its previously announced merger transaction with American Tower Corporation, permits certain American Tower Corporation affiliate transactions following consummation of the merger, conforms requirements regarding the delivery of interim and ongoing financial statements and the content and deadlines for certain other deliveries to be consistent with American Tower Corporation’s current senior credit facility, and provides for an increase in the maximum leverage ratio permitted to be maintained by SpectraSite Communications, Inc.
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
     The following table summarizes activity with respect to Communications’ credit facility from December 31, 2004 through June 30, 2005:

	Amount Drawn			Undrawn
	Multiple			Revolving
	Draw			Credit Facility
	Term Loan	Term Loan	Total	Commitment
	(In thousands)
Balance, December 31, 2004	$150,000	$400,000	$550,000	$200,000
Repayments	—	(2,000)	(2,000)	—

Balance, June 30, 2005	$150,000	$398,000	$548,000	$200,000

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
     We had cash and cash equivalents of $88.6 million at June 30, 2005 and $34.6 million at December 31, 2004. We also had $548.0 million and $550.0 million outstanding under our credit facility at June 30, 2005 and December 31, 2004, respectively. The revolving portion of our credit facility was undrawn. Our ability to borrow under the revolving credit facility is limited by the financial covenants regarding the total debt to Annualized EBITDA (as defined in the credit agreement) and interest and fixed charge coverage ratios of Communications and its subsidiaries. Communications could borrow an additional $195.4 million under the revolving credit facility as of June 30, 2005 and still remain in compliance with the financial covenants. Our ability to borrow under the credit facility’s financial covenants will increase or decrease as our Annualized EBITDA (as defined in the credit facility) increases or decreases. The weighted average interest rate on outstanding borrowings under the credit facility was 4.85% as of June 30, 2005 and 4.09% as of December 31, 2004.
     In December 2004, Communications entered into an interest rate swap agreement in order to limit exposure to fluctuations in interest rates on its variable rate credit facility. This transaction has not been designated as a fair value hedge. Accordingly, gains and losses from the change in the fair value of this instrument are recognized in other income and expense. As of June 30, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was $2.0 million and $0.6 million, respectively, and is included in Other assets in the consolidated financial statements. Including the effect of the interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility was 5.11% and 4.83% as of June 30, 2005 and December 31, 2004, respectively.
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
     The following table provides a summary of our material debt, lease and other contractual commitments as of June 30, 2005:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Credit Facility	$548,000	$4,000	$39,875	$66,125	$438,000
Senior Notes	200,000	—	—	200,000	—
Capital Lease Payments	1,342	658	680	4	—
Operating Lease Payments	1,531,434	73,601	143,577	141,599	1,172,657
Asset Retirement Obligations	43,219	346	2,437	1,863	38,573

Total Contractual Cash Obligations	$2,323,995	$78,605	$186,569	$409,591	$1,649,230

     In addition, we had standby letters of credit of $4.7 million, $4.6 million under our new credit facility and $0.1 million under our previous credit facility, and performance bonds of $2.7 million outstanding at June 30, 2005 most of which expire within one year.
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
     Adjusted EBITDA for the three and six months ended June 30, 2005 and 2004 was calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Net income (loss)	$(1,419)	$2,906	$10,463	$3,558
Depreciation, amortization and accretion expenses	29,242	28,818	59,829	58,006
Interest income	(490)	(315)	(756)	(529)
Interest expense	11,884	9,665	23,488	19,556
Income tax expense	267	1,916	7,861	2,653
Loss from operations of discontinued segment, net of income tax expense	—	—	—	124
Loss (income) on disposal of discontinued segment	1,825	—	1,575	343

Adjusted EBITDA	$41,309	$42,990	$102,460	$83,711

Free Cash Flow
     Free cash flow (deficit), as we have defined it, is calculated as the cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow to be relevant and useful information to our investors as this measure is used by our management in evaluating our liquidity and the cash generated by our consolidated operating businesses. Our definition of free cash flow does not take into consideration cash provided by or used for acquisitions or sales of tower assets or cash used to acquire other businesses. Additionally, our definition of free cash flow does not reflect cash used to make mandatory repayments of our debt obligations. The limitations of using this measure include the difficulty in analyzing the impact on our operating cash flow of certain discretionary expenditures such as purchases of property and equipment and our mandatory debt service requirements. Management compensates for these limitations by analyzing the economic effect of these expenditures and asset dispositions independently as well as in connection with the analysis of our cash flow. Free cash flow reflects cash available for financing activities, to strengthen our balance sheet, or cash available for strategic investments, including acquisitions of tower assets or businesses, stock repurchases or other transactions that create value for our stockholders. We believe free cash flow should be considered in addition to, but not as a substitute for, other measures of liquidity reported in accordance with generally accepted accounting principles. Free cash flow, as we have defined it, may not be comparable to similarly titled measures reported by other companies. Free cash flow for the three and six months ended June 30, 2005 and 2004 was calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Net cash provided by operating activities	$35,948	$43,659	$71,370	$71,499
Less: Purchases of property and equipment	(11,509)	(10,736)	(20,712)	(17,045)

Free cash flow	$24,439	$32,923	$50,658	$54,454

Cash flow used in investing activities and cash flow provided by (used in) financing activities for the periods presented are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Net cash used in investing activities	$(11,008)	$(12,181)	$(20,220)	$(19,998)

Net cash provided (used in) by financing activities	$(6,020)	$11,038	$2,830	$14,934

Description of Critical Accounting Policies
     The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We have identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of our consolidated financial statements. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.
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
Property and Equipment
     Property and equipment built, purchased or leased under long-term leasehold agreements are recorded at cost. Self-constructed assets include both direct and indirect costs associated with construction as well as capitalized interest. Approximately $0.2 and $0.5 million of interest was capitalized for the three and six months ended June 30, 2005, respectively. In addition, upon initial recognition of a liability for the retirement of a purchased or constructed asset under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the cost of that liability is capitalized as part of the cost basis of the related asset and depreciated over the related life of the asset.
     Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Property and equipment acquired through capitalized leases and leasehold improvements (primarily wireless and broadcast towers) are amortized over the shorter of the lease term or the estimated useful life of the related asset. Lease terms include renewal option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of being exercised. The estimated useful lives of our significant property and equipment classifications are as follows:

Years
Wireless towers	15
Broadcast towers and tower components	10-30
Equipment	3-15
Buildings	39
Accounting for Asset Retirement Obligations
     In June 2001, the FASB issued “SFAS 143. SFAS 143 requires that the fair value of legal obligations associated with the retirement of long-lived assets be recognized in the period in which the obligation is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS 143 on January 1, 2003 in connection with certain ground leases that require removal of the tower asset upon expiration. For additional information about asset retirement obligations, refer to Note 1 to the unaudited consolidated financial statements.
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
Accounting for Income Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $523.5 million and $530.8 million as of June 30, 2005 and December 31, 2004, respectively, due to uncertainties related to utilization of deferred tax assets, primarily consisting of net operating loss carryforwards and tax basis in fixed assets.
     In accordance with SOP 90-7, we adopted “fresh start accounting” on January 31, 2003. Under SOP 90-7, deferred tax benefits related to federal and state net operating loss carry-forwards and tax basis differences generated prior to our emergence from bankruptcy that are realized by us will be first utilized to reduce intangible assets until such intangible assets are reduced to zero and thereafter will be reported as additions to paid-in-capital. During the three months ended June 30, 2004, the Company recognized deferred income tax expense and reduced its intangible assets by $1.5 million. During the six months ended June 30, 2005 and 2004, we recognized deferred income tax expense and reduced our intangible assets by $7.3 million and $1.9 million, respectively.
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
     Completion of our proposed merger with American Tower is subject to the satisfaction or waiver of various certain customary conditions, including the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason:
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
The merger is subject to challenge by the Antitrust Division of the Department of Justice, which could delay or reduce the anticipated benefits of the merger.
     The Antitrust Division has issued Civil Investigative Demands relating to the merger, seeking information and documents from both American Tower and SpectraSite. American Tower and SpectraSite are cooperating with the Antitrust Division to provide the information and documents that have been requested. The Antitrust Division may request additional information or documents with respect to the merger.
     Prior to the closing of the merger, if the Antitrust Division believes that the merger would violate the antitrust laws by substantially lessening competition in any relevant market, the Antitrust Division has the authority to challenge the merger by seeking a federal court order enjoining the consummation of the merger. Both before and after the consummation of the merger, the Antitrust Division also has the authority and may seek to require divestitures of assets by American Tower and/or SpectraSite, and also could seek to impose restrictions on the conduct of business of American Tower following the merger to address alleged competitive concerns. We can give no assurance that such actions will not be made or, if such actions are made, that they would not be unsuccessful. Any such actions by the Department of Justice, if successful, could reduce the anticipated benefits of the merger.
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
     A significant portion of our revenue is derived from a small number of customers. For example, Cingular Wireless and Nextel (including its affiliates) represented approximately 32% and 28%, respectively, of our revenues for the six months ended June 30, 2005. Cingular Wireless and Nextel (including its affiliates) each represented approximately 31% and 28%, respectively, of our revenues for the six months ended June 30, 2004. If Cingular Wireless, Nextel (including its affiliates), or any of our other customers suffer financial difficulties or are unwilling or unable to perform their obligations under their agreements with us, our revenues could be adversely affected.
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
     Because we emerged from bankruptcy in February 2003 and have a history of losses, we cannot assure you that we will maintain profitability in the near future. We emerged from our chapter 11 bankruptcy reorganization as a new reporting entity on February 10, 2003, approximately three months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of approximately $654.8 million in 2001 and $775.0 million in 2002. In connection with our reorganization, we adopted fresh start accounting as of January 31, 2003. The net effect of all fresh start accounting adjustments resulted in a charge of $644.7 million, which is reflected in the statement of operations for the one month ended January 31, 2003. After our reorganization, we incurred net losses of approximately $49.1 million for the eleven months ended December 31, 2003 and earned net income of $24.7 million and $10.5 million in the twelve months ended December 31, 2004 and the six months ended June 30, 2005, respectively. If we cannot maintain profitability, the value of an investment in our company may decline.
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
Because we generally lease, sublease or license the land under our towers, our business may be adversely affected if we fail to protect our rights under our contracts.
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
     We are, and may continue to be, leveraged. As of June 30, 2005, we had $748.0 million of consolidated indebtedness. Our indebtedness could have important negative consequences for us. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal, and interest on our indebtedness, reducing available cash flow to fund other projects;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to certain competitors.
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
Repayment of the principal of our outstanding indebtedness may require additional financing that we cannot assure you will be available to us.
     We have historically financed our operations primarily with indebtedness. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will continue to depend on our future financial performance. In addition, we currently anticipate that, in order to pay the principal of our outstanding indebtedness or to repay such indebtedness upon a change of control as defined in the instruments governing our indebtedness, we may be required to adopt one or more alternatives, such as refinancing our indebtedness or selling our equity securities or the equity securities or assets of our subsidiaries. We cannot assure you that we could effect any of the foregoing alternatives on terms satisfactory to us, that any of the foregoing alternatives would enable us to pay the interest or principal of our indebtedness or that any of such alternatives would be permitted by the terms of our credit facility and other indebtedness then in effect.
The terms of our credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
     Our credit facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.
     The credit facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in our credit facility could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our credit facility, the lenders under our credit facility will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable or require us to apply all of our available cash to repay these amounts. If the indebtedness under our credit facility was to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.
Sales of our common stock could adversely affect our stock price and could impair our future ability to raise capital.
     Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales could occur, could adversely affect our stock price and could impair our future ability to raise capital through an offering of our equity securities. As of June 30, 2005, we had 47,187,400 shares of common stock issued and we have reserved an additional 3,162,715 shares of common stock for issuance under our stock option plan and 1,977,315 shares of common stock for issuance upon the exercise of warrants. All of our outstanding shares of common stock, as well as the shares of common stock issuable upon exercise of outstanding stock options and warrants, are or will be freely tradable without restriction or further registration under the federal securities laws, except to the extent they are held by one of our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We use financial instruments, including fixed and variable rate debt, to finance our operations. The information below summarizes our market risks associated with debt obligations outstanding as of June 30, 2005 and December 31, 2004. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity of our fixed rate debt as of June 30, 2005:

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Long-term obligations:
Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000
Average interest rate	—	—	—	—	—	8.25%	8.25%
     As of June 30, 2005 and December 31, 2004, we had $548.0 million and $550.0 million, respectively, of variable rate debt outstanding under our credit facility at a weighted average interest rate of 4.85% and 4.09%, respectively. We have attempted to reduce our exposure to LIBOR increases by using derivative financial instruments consisting of interest rate caps and interest rate swaps. These instruments are for purposes other than trading. Due to the creditworthiness of the counterparties to our derivative financial instruments, we do not believe we have any significant credit risk exposure related to these agreements. Any potential credit exposure is limited to the current value of a contract at the time a counterparty fails to perform.
     As of June 30, 2005, we have an interest rate swap agreement in connection with amounts borrowed under our credit facility. This interest rate swap agreement has a $300.0 million notional amount until its termination on December 16, 2009. We pay a fixed rate of 3.876% on the notional amount and receive a floating rate based on LIBOR. Including the effect of our interest rate swap, the weighted average interest rate on outstanding borrowings under the credit facility as of June 30, 2005, was 5.11%. As of June 30, 2005 and December 31, 2004, the carrying amount and fair value of our interest rate swap was $2.0 million and $0.6 million, respectively.
     As of June 30, 2005, we have an interest rate cap on $375.0 million of the variable rate debt outstanding under our credit facility, which caps our LIBOR risk at 7.0% through February 10, 2006. As of June 30, 2005 and December 31, 2004, the carrying amount and fair value of this instrument was negligible.

     A 1% increase in the underlying LIBOR rate on the $248.0 million of variable rate debt that is not hedged by our interest rate swap as of June 30, 2005 would increase our interest expense by $2.5 million on an annual basis.
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
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     Reference is made to Part II, Item 1. of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, for information regarding certain legal proceedings.
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
     On November 22, 2004, the Company announced the repurchase of approximately $150.0 million of its outstanding common stock, or approximately 2.7 million shares, under the ASB with Goldman, Sachs & Co. Under the ASB, the repurchased shares were subject to a market price adjustment provision which required that we make a payment in either cash or stock based on the volume weighted average market trading price of our shares from November 19, 2004, through March 18, 2005. The Company settled the obligation with payment in cash and, on April 29, 2005, pursuant to the market price adjustment provision in the ASB, the Company paid approximately $9.4 million to Goldman, Sachs & Co.
     As of June 30, 2005, the Company had repurchased 3,679,881 shares at an average price of $55.75 per share including commissions and the ASB market price adjustment provision. Including legal costs of approximately $0.3 million, the Company’s cost basis for these shares was an average price of $55.84 per share. No shares were purchased in the six months ended June 30, 2005. The Company holds all repurchased shares as treasury stock.

     The table below sets forth information with respect to our repurchases of our common stock during the three months ended June 30, 2005:

				Maximum Number of
			Total Number of	Remaining Shares that
			Shares Purchased as	May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share (1)	Programs (2)	Programs (2)
(4/1/05 – 4/30/05)	—	—	—	1,689,616 (3)
(5/1/05 – 5/31/05)	—	—	—	1,485,327 (4)
(6/1/05 – 6/30/05)	—	—	—	1,274,192 (5)

Total:	—	—	—	—

(1)	Includes applicable commission.

(2)	The repurchase program is being effected by our management from time to time, depending on market conditions and other factors, through open market purchases or privately negotiated transactions. Our Board of Directors authorized us to engage one or more financial institutions to assist us with managing the repurchase of our shares of common stock under this repurchase program. The Company has selected a financial institution to manage the repurchase of the Company’s shares. This repurchase program has no expiration or termination date.

(3)	Based on a closing price of SpectraSite common stock of $56.13 per share on April 29, 2005.

(4)	Based on a closing price of SpectraSite common stock of $63.85 per share on May 31, 2005.

(5)	Based on a closing price of SpectraSite common stock of $74.43 per share on June 30, 2005.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to a vote of stockholders during SpectraSite’s 2005 Annual Meeting of Stockholders held on May 2, 2005.
     1. Election of Directors:

	FOR	WITHHELD
Stephen H. Clark	43,378,024	36,105
Timothy G. Biltz	43,845,339	4,728
John F. Chlebowski	42,900,839	949,228
Dean J. Douglas	42,832,748	1,017,319
Patricia L. Higgins	42,832,898	1,017,169
Paul M. Albert, Jr.	42,900,839	949,228
Samme L. Thompson	42,832,748	1,017,319
Kari-Pekka Wilska	42,900,839	949,228
     2. Approval of the SpectraSite, Inc. 2005 Incentive Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
28,202,900	3,712,592	251	11,934,324

     3. Ratification of Ernst & Young, LLP, as independent accountants for the year ending December 31, 2005:

FOR	AGAINST	ABSTAIN	NO-VOTE
43,173,550	676,312	205	0
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	Agreement and Plan of Merger, dated as of May 3, 2005, by and among American Tower Corporation, a Delaware corporation, Asteroid Merger Sub, LLC, a Delaware limited liability company and a directly wholly owned subsidiary of American Tower Corporation, and SpectraSite, Inc., a Delaware corporation. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K filed May 5, 2005.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Stephen H. Clark and the Registrant. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K filed June 21, 2005.

10.2	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Timothy G. Biltz and the Registrant. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K filed June 21, 2005.

10.3	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Mark A. Slaven and the Registrant. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K filed June 21, 2005.

10.4	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Paul M. Albert, Jr. and the Registrant. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 8-K filed June 21, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of the 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRASITE, INC.
/s/ STEPHEN H. CLARK
Stephen H. Clark
President and Chief Executive Officer

/s/ MARK A. SLAVEN
Mark A. Slaven
Chief Financial Officer

Date: August 3, 2005

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement to Sublease, dated as of August 25, 2000, by and among SBC Wireless, Inc. and certain of its affiliates, the Registrant, and Southern Towers, Inc. (the “SBC Agreement”). Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K dated August 25, 2000 and filed August 31, 2000.

2.2	Amendment No. 1 to the SBC Agreement, dated December 14, 2000. Incorporated by reference to exhibit no. 2.8 to the registration statement on Form S-3 of the Registrant, file no. 333-45728.

2.3	Amendment No. 2 to the SBC Agreement, dated November 14, 2001. Incorporated by reference to exhibit no. 2.5 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.4	Amendment No. 3 to the SBC Agreement, dated January 31, 2002. Incorporated by reference to exhibit no. 2.6 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.5	Amendment No. 4 to the SBC Agreement, dated February 25, 2002. Incorporated by reference to exhibit no. 2.7 to the Registrant’s Form 10-K for the year ended December 31, 2001.

2.6	Agreement and Plan of Merger, dated as of May 3, 2005, by and among American Tower Corporation, a Delaware corporation, Asteroid Merger Sub, LLC, a Delaware limited liability company and a directly wholly owned subsidiary of American Tower Corporation, and SpectraSite, Inc., a Delaware corporation. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K filed May 5, 2005.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit no. 2.1 to the Registrant’s Form 8-K dated February 11, 2003.

3.2	Third Amended and Restated Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2003.

10.1	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Stephen H. Clark and the Registrant. Incorporated by reference to exhibit no. 10.1 to the Registrant’s Form 8-K filed June 21, 2005.

10.2	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Timothy G. Biltz and the Registrant. Incorporated by reference to exhibit no. 10.2 to the Registrant’s Form 8-K filed June 21, 2005.

10.3	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Mark A. Slaven and the Registrant. Incorporated by reference to exhibit no. 10.3 to the Registrant’s Form 8-K filed June 21, 2005.

10.4	Amendment to Employment Agreement, dated as of June 20, 2005, by and between Paul M. Albert, Jr. and the Registrant. Incorporated by reference to exhibit no. 10.4 to the Registrant’s Form 8-K filed June 21, 2005.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith